Form 10-K
period 1999-12-31
ORIGIN INVESTMENT GROUP INC
filed 2000-05-04
CIK 1084415

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

     /X/ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended: DECEMBER 31, 1999

     // TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For transition period from _______ to _______.

                             Commission File Number:

                          ORIGIN INVESTMENT GROUP, INC.
                         (Name of issuer in its charter)

MARYLAND                                                              36-4286069
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

              980 NORTH MICHIGAN  AVENUE,  SUITE 1400,  CHICAGO,  ILLINOIS 60611
               (Address of principal executive offices)(Zip Code)

                    Issuer's telephone number: (312) 988-4836

         Securities registered under Section 12 (b) of the Exchange Act:
                                      NONE

         Securities registered under Section 12 (g) of the Exchange Act:
                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

--------------------------------------------------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
Days: Yes / / No /X/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: / /

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $7,955,213 based on the last sale price of the Registrant's common stock on April 10, 2000, ($3.75 per share) as reported by the Nasdaq Stock Market.

The issuer had 4,121,390 shares of common stock outstanding as of April 10, 2000. Documents incorporated by reference: YES

ITEM 1:  Description of Business

     Except for historical information, the following description of our business contains forward-looking statements based on current expectations that involve risks and uncertainties. Our actual results could differ materially from those set forth in these forward-looking statements as a result of a number of factors. Unless specified otherwise, the terms "we," "us," "our," "the company" and "Origin" refer to Origin Investment Group, Inc.

Our Company

     We were formed on April 6, 1999 as a non-diversified closed-end management investment company, as those terms are used in the Investment Company Act of 1940 ("1940 Act"). We have elected to be regulated as a business development company under the 1940 Act. The 1940 Act defines a business development company (a "BDC") as a closed-end management investment company that provides small businesses that qualify as an "eligible portfolio company" with investment capital and also significant managerial assistance. A BDC is required under the 1940 Act to invest at least 70% of its total assets in "qualifying assets" consisting of (a) "eligible portfolio companies" as defined in the 1940 Act and
(b) certain other assets including cash and cash equivalents. Because we are currently in the development stage, we have not invested any of our assets and all capital raised thus far has been used for working capital. However, we intend to allocate 70% of our total assets in qualifying assets once we have successfully completed our Series A Convertible Preferred Stock offering (See
Item 5 below). Upon completion of this offering, if fully subscribed, we will have raised since our inception, a total of five million dollars ($5,000,000). We anticipate but are not certain that we will complete this offering in our current 2000 fiscal year.

     An eligible portfolio company generally is a U.S. company that is not an investment company and that (i) does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list; (ii) is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or (iii) meets such other criteria as may be established by the SEC. "Control" under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the eligible portfolio company.

     An example of an eligible portfolio company is a new start-up company or a privately owned company that has not yet gone "public" by selling its shares in the open market and has applied for having its shares listed on a nationally recognized exchange such as the New York Stock Exchange (NYSE), the American Stock Exchange (AMEX) or the National Association of Securities Dealers' Automated Quotation System (NASDAQ) National Market System. An eligible portfolio company can also be one that is subject to filing, has filed, or has recently emerged from reorganization protection under Chapter 11 of the Bankruptcy Act.

Our Business and the Venture Capital Industry

     We are in the business of investing in emerging companies that are in the growth stage of development by providing investment capital and managerial assistance and otherwise actively helping to build those companies. Initially, we will seek to invest in companies that are profitable and engaged in information-technology businesses, broadly defined to include those that acquire, warehouse, process and disseminate information and related technology that is developed to improve business and personal productivity. We have also identified the following industries that have, in our opinion, strong growth forecasts in the upcoming several years: manufacturing and distribution of medical equipment and devices; manufacturing, warehousing and distribution of computer supplies; manufacturing, procurement and configuration of personal computers including network integration, imaging equipment, and software telecommunications technologies; development and manufacture of business application software and related products and services; Internet electronic commerce development and consulting services, Web-site development and services, the manufacture of Internet-related software and products and internet marketing and consulting services. We may later identify other industries that we believe offer favorable investment opportunities for us. Regardless of the industry, we intend to invest in companies seeking to expand their market position and at a stage of development that would benefit from our financing, market knowledge and business development and management support.

     Our business is a part of the venture capital industry, which is the providing of growth capital to emerging companies and actively helping to build those companies. In the past twenty years, venture capital has become a multi-billion dollar industry that is recognized as one of the country's primary sources of new economic growth. The principal reasons for this dramatic growth have been (i) the venture capital industry's investment rate of return and (ii) the industry's ability to demonstrate that the high risks of loss inherent in investing in unproven companies can be significantly mitigated through investing in a number of companies in a balanced portfolio, and through active professional management of the investments in the individual companies invested in.

     We intend to use many of the risk management and investment strategies common to the venture capital industry such as diversification, co-investment with other funds and investing in companies in varying stages of development. However, historical industry performance is not an indication of future industry performance or of our performance.

     The venture capital industry has grown substantially in recent years. Both the number of companies receiving venture capital investments and the total dollar value of those investments have increased substantially. A significant portion of the increase in venture capital investment has been in Internet-related companies, a sector of the economy that we intend to emphasize in our own investing. We believe the substantial growth in venture capital investing is an indication of the favorable investment opportunities the U.S. economy offers to companies engaged in venture capital investing, including BDCs such as Origin. However, there can be no certainty that the economic conditions that have spurred the growth in venture capital investing opportunities will continue into the future or that returns offered through venture capital investing will remain at current levels.

     There is a high level of competition in our business. Recently, a large number of new venture capital companies have come into the marketplace, while at the same time, already-established venture capital firms have been significantly increasing the amounts of capital they are raising and investing. According to statistics provided by the National Venture Capital Association (www.nvca.com) in 1999, 409 venture capital firms raised a record $46.55 billion, which is a 66.9% increase from 1998 when 275 venture capital firms raised $27.9 billion. This dramatic growth is not surprising, considering the excellent returns that venture capital investing has delivered to investors in recent years. Most U.S. regions saw increases in venture fundraising in 1999. The Northeast ranked the highest with $16.62 billion raised. Northern California ranked second with $16.22 billion raised. Southern California and the Rocky Mountains region saw the largest increase in fundraising activity, 483% and 438% respectively.

     Although we reside in the Midwest, where there is a relatively smaller number of venture capital companies operating, our search for eligible portfolio companies extends to other regions and as a result, we will face competition not only among venture capital companies located in the Midwest but among funds in regions in which our portfolio companies reside. One of the major disadvantages that we have in relation to other venture capital companies is that our asset base, even when we have successfully completed our current Series A Convertible Preferred offering, will be considerably smaller than those of a majority of other funds. As a result, we will have less money for diversification of our investments, which will subject our investments to risks associated with non-diversified portfolios. In addition, our management has very little experience in assessing companies for investments, or negotiating and structuring investments in companies that we identify.

Start-Up Status of Our Company

     Our operations began as recently as the latter half of 1999, and we have had no revenues since inception. And although we have identified a number of industry sectors in which we may invest, we have not yet made any investments. Accordingly, it is not possible to describe any revenues, operating profit or loss and identifiable assets attributable to any industry sectors invested in.

Planned Initial Investment

     We intend our first investment to be the acquisition of Encore Investments, Inc. and Sigma Solutions, Inc., two San Antonio, Texas information-technology companies. Encore and Sigma are each owned by the same group of four individuals and are value-added resellers of UNIX and IBM hardware and software solutions and providers of systems integration services. Sigma intends, in addition, to enter into the application service provider (ASP) industry through the development of a data center and the establishment of relationships with software vendors running on the UNIX, NT and LINUX platforms.

     We have entered into a stock purchase agreement with the shareholders of these two companies providing for us to purchase 100% of the companies' outstanding capital stock. A copy of the stock purchase agreement between Origin and the shareholders of Encore and Sigma, as well as copies of the amendments to it and the letter of intent relating to it, are provided as exhibits to this annual report. See the "Exhibit Index" at the end of the report.

     The acquisition is currently scheduled to close on May 16, 2000.

     The purchase price and terms of payment under the agreement, as amended, are as follows: (a) at closing, Origin is to purchase 80% of Encore's and Sigma's capital stock by making a cash payment to their shareholders in the amount of $2,750,000 and delivering promissory notes in the aggregate amount of $1,300,000 secured by a letter of credit ("LC") issued by an acceptable financial institution, which notes are to bear 6% simple interest and be due and payable in full on the first anniversary of the date of closing; and (b) on the third anniversary of the Closing, Origin is to purchase the remaining 20% of Encore's and Sigma's capital stock by paying, in cash or restricted Origin
common  stock,  at  the  selling   shareholders'  option,  an  aggregate  amount
equivalent to 20% times then trailing 12 months EBITDA (earnings before interest, taxes, depreciation and amortization) of Encore and Sigma multiplied by 4.

     We intend to meet the portion of our purchase-price obligations for this acquisition required at closing in the following manner: (a) the $2,750,000 cash amount we are required to pay at closing is to come from the proceeds of our current offering of Origin Series A Convertible Preferred Stock; and (b) we will seek the issuance of the required LC in the amount of $1,300,000 by either depositing sufficient funds with our bank to secure the LC or by issuing restricted stock to one or more non-affiliated third parties in exchange for their transfer of an irrevocable LC in favor of Encore and Sigma's selling shareholders.

     In the event that we are unable to complete our current Series A Preferred offering or fail to raise a sufficient amount of funds through the offering by the date of the closing of the Encore/Sigma transaction, we will not be able to meet our stock purchase obligations under the Encore/Sigma stock purchase agreement, and hence may lose the opportunity to invest in Encore and Sigma. In addition, in the event that we are unable to reach acceptable terms with any non-affiliated accredited investors in securing the LC, but are successful in raising the entire amount of funds sought in our current offering, we will have to collateralize an LC from our bank with $1,300,000 in cash. This would result in our having a very limited amount of working capital for our current year of operations. Also, we have already paid the shareholders of Encore a total of $200,000 which is nonrefundable and on closing will be applied against the cash portion of the purchase price, requiring us to pay $2,550,000 instead of $2,750,000 on the date of closing. In the event that we are unable to complete our current Series A Preferred offering or fail to raise a sufficient amount of funds through the offering by the date of the closing, we will forfeit the $200,000 that we have paid the Encore/Sigma shareholders, as that will then be construed as a "break up" fee.

     We plan to use the remaining proceeds of our current Series A Preferred offering for working capital and may invest a portion of the excess funds in professionally managed portfolios of marketable securities. However, we intend to adhere to our capital structure requirements by not investing greater than 30% of our total assets in non-qualifying assets. See the discussion of "qualifying assets" earlier in this Item 1.

Our Growth Strategy

     Origin's growth strategy is to invest in a diverse array of businesses that are involved in information technology and are at various stages of business development. Out of the funds we raise in our current Series A Preferred offering and all subsequent offerings in the next 30 months, our strategy is to invest 65% of the funds that we are required to invest in qualifying assets (see above), in companies that are in the emerging-growth and/or mezzanine stage of development. We define emerging growth-stage companies as those that have initiated or are about to initiate full-scale operations and sales, but may not be showing a profit. We define mezzanine-stage companies as those that are approaching or have attained break even or profitability and are continuing to expand.

     We may invest the remaining funds that we are required to invest in qualifying assets in companies in the start-up stage or the seed-capital stage. We will limit our investments in seed-capital companies to 10% of the funds that we are required to invest in qualifying assets. We define start-up companies as those that are completing or have completed product development and initial marketing, but have not sold their products commercially. Generally such companies have made market studies, assembled key management, developed a business plan and are ready to commence operations. We believe that seed-capital companies represent the earliest stage of development. These companies have raised relatively modest equity capital to prove a concept and qualify for start-up capital. Seed-capital companies' activities generally are limited to product development, scientific and market research, recruiting a management team and developing a business plan. These companies likely do not have financial support from either venture capitalists or larger companies making strategic investments. We believe it is beneficial to minimize the inherent risks associated with investing in early-stage companies. Our current policy is therefore to invest only a total of 35% of our assets that are classified as qualifying assets in companies at the seed and start-up level over the next three years.

Number of Persons Employed

     We currently have three employees. We anticipate hiring a chief financial officer, one marketing executive, and one in house attorney within a few weeks of closing of our current Series A Preferred offering. We have not yet identified any specific individuals for these positions.

Available Information About Our Company

     We are classified as a reporting company and therefore periodically file reports with the United States Securities and Exchange Commission. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330.

     We occasionally file reports electronically with the SEC. The public may access reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC online at `http://www.sec.gov'. Other information about our company is available at our Web site located at `http://www.origininternational.com'.

ITEM 2:  PROPERTIES

     We currently lease office space and facilities at two locations in downtown Chicago, Illinois, 200 South Wacker Drive, Suite 3100, and 980 North Michigan Avenue, Suite 1400. Our South Wacker Drive address is our principal office and we hold this space under a month-to-month lease. Our North Michigan Avenue address contains additional conference and office facilities we periodically utilize and is held under an automatically renewing month-to-month lease that is cancelable on thirty days' written notice. We believe our space at both addresses is suitable and adequate to meet our current needs, although we foresee a need for more space as our operations expand. We presently intend to lease additional office space at our South Wacker Drive address later in the year.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any legal proceeding, nor is any of our property the subject of any legal proceeding. We are not aware of any such legal proceedings being contemplated by governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held a special meeting of stockholders on November 30, 1999 in which a majority of our record stockholders as of November 29, 1999 approved: (1) the adoption of our 1999 Employee Stock Incentive Plan and (2) the adoption of our 1999 Management Incentive Program. We believe that the Employee Stock Incentive Plan plays an integral role in our ability to attract and retain key employees and directors and provides incentives for them to promote our financial success. We believe that the 1999 Management Incentive Program will also play a central role in rewarding and providing incentives to key management personnel of Origin and its business units for achieving performance goals that promote Origin's financial success and enhance the value of our shares for our stockholders. As of the record date of November 29, 1999, there were a total of 3,855,000 shares of common stock issued and outstanding held by 323 stockholders. On November 30, 1999, holders of a majority of the outstanding shares of our common stock, representing 2,000,000 shares, voted in favor of adopting the 1999 Employee Stock Incentive Plan and the 1999 Management Incentive Program. We mailed an information statement as required under the SEC's Regulation 14C to our stockholders of record on December 3, 1999 and filed a definitive information statement on Schedule 14C on December 6, 1999.

ITEM 5.  MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

Market Information

     During the year 1999, there was no established public trading market for our common stock. Beginning February 9, 2000, our common stock has traded on the NASDAQ Over-the-Counter Bulletin Board under the symbol "OGNI." Since March 15, 2000, our common stock has traded on the Frankfurt Stock Exchange under the symbol "OGN."

Holders

     As of April 10, 2000 there were approximately 296 holders of record of Origin common stock.

Dividends

     To date, we have not paid a cash dividend. We do not intend to pay any cash dividends before we have determined that we will qualify for the favorable pass-through tax treatment available to registered investment companies ("RICs") under the Internal Revenue Code. Until we meet those requirements, we will be taxed as an ordinary corporation on our taxable income for a given year (even if the income is distributed to our stockholders). We wish to avoid this double taxation of any net investment income and realized capital gains we may be able to distribute to our stockholders. In order to qualify as a RIC, we must, at the end of the first year in which we so qualify, have no accumulated earnings and profits from years in which we were not taxed as a RIC. There are also other requirements we will have to meet, including diversification requirements. We expect that, starting in the year 2001, we will seek to meet the requirements.

Recent Sales Of Unregistered Securities

     On May 5, 1999, Origin issued 1,000,000 shares of common stock each to Omar
A. Rizvi, Origin's Chairman of the Board and President, and Gregory H. Laborde, Origin's Chief Executive Officer and a director of Origin. Mr. Rizvi and Mr. Laborde initially purchased the shares at a price equal to the shares' par value, $.001 per share, each paying $1,000. On January 12, 2000, Origin's Board of Directors determined that it was in the best interests of Origin that Mr. Rizvi and Mr. Laborde pay the same value for their shares as that paid by public investors in Origin's initial 1999 Regulation E offering. Accordingly, on that date Mr. Rizvi and Mr. Laborde each executed a secured promissory note payable to Origin in the principal amount of $99,000. Each note bears interest at the rate of 5.16% per annum and principal and interest on each note is due January 12, 2005. Origin's sales of common stock to Mr. Rizvi and Mr. Laborde were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that act's exemption for transactions by an issuer not involving any public offering. Mr. Rizvi and Mr. Laborde purchased their shares as a long-term investment.

     Origin sold 2,000,000 shares of its common stock to the public in an offering that commenced on August 24, 1999 and closed on December 3, 1999. The aggregate offering price was $200,000. Origin conducted the offering according to the requirements of Regulation E under the Securities Act, exempting the shares issued from registration.

     Origin sold 100,000 shares of common stock for $100,000 to an investor on January 18, 2000, and sold 21,390 shares of common stock for $99,998.25 to another investor on February 12, 2000. These investors were persons personally known to Origin officers. Each of the sales was conducted according to the requirements of Regulation E, exempting the shares issued from registration.

     At the time of this annual report, Origin is conducting an offering of 16,000 shares of Series A Convertible Preferred Stock for an aggregate offering price of $4,600,000, or $287.50 per share of Series A Convertible Preferred Stock, available only to accredited investors. The Series A Convertible
Preferred Stock converts into common stock in stages occurring at one-month intervals over a 10-month period. Ten percent of the outstanding shares of the Series A Convertible Preferred Stock will automatically convert into Origin common stock on the 15th of every month beginning in April 2000 and ending in January 2001. Each share will convert into 100 shares of free-trading common stock. The conversions will occur on a pro rata basis so that 10% of each holder's shares will convert each month. Holders of Series A Convertible Preferred Stock will pay no additional consideration for the conversion into common stock. The funds we receive from this offering are to be placed in an escrow account to be released to us once a total of $2,650,000 has been deposited into this escrow account. In the event the funds deposited do not reach $2,650,000 on or before the closing date of the Encore/Sigma transaction (described in Item 1 above), we will direct the escrow agent to return these funds to the original investors. The offering is being conducted according to the terms of Regulation E, making the shares of preferred stock and the shares of common stock underlying the preferred stock exempt from registration under the Securities Act.

     In addition to the current offering of Series A Convertible Preferred Stock, we are offering restricted stock to persons who invest in that offering. Investors in the Series A Preferred offering are being offered one additional restricted common share for every $10 they invest in the Series A Preferred offering if they will agree not to deposit their funds into the escrow account and allow us to use their funds for current working capital. For example, an investor who purchases 200 Series A Preferred shares and agrees to put his investment at risk to be used as working capital will receive an additional 5,750 shares of restricted common stock. The total shares of common stock to be received by that investor would be 20,000 free-trading shares to be received through conversion of his preferred shares, and 5,750 restricted shares issued on the date of investment.

ITEM 6:  SELECTED FINANCIAL DATA

Operating Expenses                                          $(199,370)

Other expense, net                                             (6,059)

Net Loss                                                    $(205,429)
                                                            ----------

Average Common Shares Outstanding and Common
Share Equivalent                                            2,777,357
                                                            ----------

Net Loss Per Common Share - Basic and Diluted                  $(0.07)
                                                            ----------

Note: Since its inception, the Company's efforts have been devoted to raising capital and seeking out companies to acquire. Accordingly, through the date of these financial statements, the Company is considered to be in the development stage and the accompanying financial statements represent those of a development stage enterprise.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which depends on risks and uncertainties. Actual results could differ materially from those expressed in the forward-looking statements.

Overview

     Since its inception, the Company's efforts have been devoted to raising capital and seeking out companies to acquire. Accordingly, through the date of these financial statements, the Company is considered to be in the development stage and the accompanying financial statements represent those of a development stage enterprise.

     The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

     The Company has experienced a loss since inception and has negative cash flows from operations and has a stockholder's equity deficiency. For the period ended December 31, 1999, the Company experienced a net loss of $205,429.

     The Company's ability to continue as a going concern is contingent upon its ability to raise additional capital. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

     Management is pursuing various sources to raise capital and has purchase agreements in place to acquire certain companies, contingent on due diligence and the ability to raise capital. There can be no assurance that the Company will be able to raise capital when needed or obtain such on terms satisfactory to the Company, if at all. Failure to raise capital may result in the Company depleting its available funds and not being able to fund its investment pursuits.

     The report of the Company's Independent Certified Public Accountants' includes an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

     For the period from inception through December 31, 1999, our activities were limited to: investigating and identifying potential eligible portfolio companies; raising capital through the offering of our stock; structuring and negotiating investment contracts with two eligible portfolio companies, Encore Investments, Inc. and Sigma Solutions, Inc. (see Item 1); performing due diligence concerning identified eligible portfolio companies; and conducting financial audits on our initial planned investment in Encore and Sigma. As a result of these activities, our operating expense was $199,370 for the period ending December 31, 1999, consisting primarily of professional fees, $109,442, travel and entertainment, $31,655, and office rent, $23,007. Our operations since December 31, 1999 have consisted of these same activities. We have not yet acquired any portfolio investments and since inception we have had no revenues.

     In our initial Regulation E offering of common stock that commenced August 24, 1999 and ended December 3, 1999, we raised an aggregate amount of $200,000 of capital. We used the funds for operating expenses, legal and accounting fees, working capital and the preparation of an initial due diligence report on Encore and Sigma. During the first quarter of 2000 we raised an additional $200,000 in another Regulation E offering of common stock. See Item 5 for a discussion of these offerings.

     In order to continue our activities, we will have to continue to raise capital through offerings of Origin securities. In particular, we are in immediate need of additional capital for use in closing our acquisition of Encore and Sigma on May 16, 2000. Although we expect our current offering of Series A Convertible Preferred Stock to provide us with the approximately $2,750,000 we require for the acquisition, we are not certain that we will succeed in raising that amount. If we cannot raise the capital we need for this acquisition and our stock purchase agreement with the shareholders of Encore and Sigma terminates, we will forfeit $200,000 that we have paid them for postponing the closing date, an amount that is to be credited against our purchase price if the closing occurs by May 16, 2000. Any failure to raise sufficient capital in the current or in later Origin offerings could, in addition, require us to substantially curtail our portfolio-investment acquisition efforts in general, and could require us to cease operations.

     Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS" No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures these instruments at fair market value. SFAS No. 133 has been amended by SFAS No. 137, which delayed the effective date to periods beginning after June 15, 2000. The Company, to date, has not engaged in derivative and hedging activities.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use, including the requirement to capitalize and amortize specific costs. The Company has followed this policy since its inception.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Origin does not engage in any hedge transactions or hold any derivative financial instruments. As of the end of 1999, Origin was not exposed to any material interest-rate, foreign-currency, commodity-price or other type of market or price risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data called for by this item are listed in the accompanying table of contents for financial statements and financial statement schedule and are filed herewith.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information about our directors and executive officers, including information about their principal occupations during the last five years, other directorships held by them, and their ages. Directors are elected to serve until the next annual meeting. Officers are elected annually by our directors and serve at the discretion of the Board.


Name                      Age      Position
----                      ---      --------

Omar A. Rizvi             33       Chairman of the Board and President

Gregory H. Laborde        35       Director and Chief Executive Officer

Scott K. Lindenberger     25       Corporate Secretary and Vice
                                   President of Operations

David W. Sear             55       Advisory Director

Ronald J. Kaufman         31       Advisory Director

Backgrounds

     Omar A. Rizvi. Mr. Rizvi has held the positions of Chairman of the Board and President of Origin since Origin was formed in April 1999. Since 1993 he has been Managing Partner of Rizvi & Associates, LLP, a Chicago law firm specializing in corporate and securities law. From June, 1997 to December, 1998 he held the position of Executive Vice President and General Counsel at Griffin Industries, Inc., a Seattle-based business development company specializing in equipment rental and distribution companies. There he was responsible for
managing   all   aspects   of    Griffin's    corporate,    transactional    and
securities-related legal work from the time of its incorporation to its successful raising of several million dollars in equity capital. While at Griffin he also organized an in-house due-diligence review program for assessing investment opportunities in potential eligible portfolio companies. From 1994 to 1995, Mr. Rizvi was General Counsel for Hughes Resources, Inc., an oil and gas holding and distribution company located in Houston, Texas. He has acted as issuer's counsel for several publicly traded companies, including Canton Industrial and Applied Technologies, Inc. Mr. Rizvi holds a B.A. in economics and philosophy with a minor in engineering from the University of Illinois, a J.D. from the University of San Francisco School of Law, and an LL.M. (master of laws degree) in securities regulation from the Georgetown University Law Center.

     Gregory H. Laborde. Mr. Laborde has been a director and the Chief Executive Officer of Origin since April 1999. Since January 1998, he has been the President and CEO at GHL Group, Ltd., a New York City-based corporate consulting firm he founded. GHL Group specializes in providing private companies with strategic financial planning and assisting them with the processes of going public, raising additional capital and increasing shareholder awareness. From 1986 to 1997, Mr. Laborde has worked as an investment banker and producing stockbroker at a number of investment banks and brokerage firms in New York City. During that time, he was involved in over 20 public and private financing transactions involving such companies as Dove Entertainment, a firm he helped structure and which he assisted in raising $7.5 million in a private placement. From February 1997 to January 1998 he was a partner with Tiger Financial Group, LLC an investment banking firm. From June 1994 to February 1997 Mr. Laborde was a producing stock broker with Whale Securities Co., LP. Mr. Laborde holds a B.S. in engineering from Lafayette College.

     Scott K. Lindenberger. Mr. Lindenberger has been Corporate Secretary and Vice President of Operations of Origin since April 1999. From November, 1998 to May, 1999, he worked as Client Services Associate for InterOffice/Advantis, a nationwide executive suite company where his responsibilities included development and implementation of new marketing initiatives, client relations, and development of core business services. From October, 1997 to June, 1998 Mr. Lindenberger worked as Marketing Assistant for Trus Joist MacMillan, a large international manufacturing company. There his responsibilities included developing marketing materials, coordinating corporate marketing projects, and supporting Trus Joist's Regional Marketing Manager. Mr. Lindenberger holds a B.A. in English and cultural studies from Drake University.

     David W. Sear, Ph.D. Dr. Sear, who holds a Ph.D. in solid state physics from the University of London, has been an advisory director of Origin since April 1999. An advisory director is not a member of the Board of Directors. From 1994 to 1996, Dr. Sear was employed by Integrated Circuit Systems of San Jose,

California, a [kind of business] company where he was responsible for marketing and engineering. From 1995 to 1996, Dr. Sear was that company's President and Chief Operating Officer. While there, he focused his efforts on restructuring the company to develop a CMOS single-chip 100Mbs Ethernet transceiver. From 1991 to 1994, Dr. Sear was the President and Chief Operating Officer of Catalyst Semiconductor. During his tenure there, in May 1993, Catalyst Semiconductor raised $33 million in a public offering. From 1987 to 1991, Dr. Sear was employed by Fujitsu Microelectronics as Vice President of Marketing for all of Fujitsu's integrated services products marketed in North and South America. From 1984 to 1987, Dr. Sear was Vice President of Marketing and Sales at ICI Array Technology, whose sales at the time increased from $1 million in 1983 to $5.5 million in 1984 and $14.5 million in 1985. From 1978 to 1980, Dr. Sear held the position of Manager of Worldwide Computer Marketing at Advanced Micro Devices. In addition, Dr. Sear founded Perex, Inc., a U.S.-based subsidiary of a U.K. peripherals company.

     Ronald J. Kaufman. Mr. Kaufman has been an advisory director of Origin since November, 1999. Since April 1999 he has been Director of US operations for International Informatics Solutions, a subsidiary of British-owned FI Group, which provides Business Technology Solutions. From February 1997 to March 1999, Mr. Kaufman held the position of Vice President of Business Development with Anderson Consulting in New York City, where he worked to restructure the Business Technology Services group of Anderson Consulting. From March 1996 to February 1997, Mr. Kaufman served as Chief Information Officer of Process Engineering for the Corporate Technology group of GE Capital, where his responsibilities included capitalization of applications development across all 28-business groups. From May 1993 to March 1996, Mr. Kaufman worked as Senior Project Manager at GE Capital in Stamford, Connecticut. Mr. Kaufman obtained the rank of Lieutenant in the United States Navy in 1993 and has served overseas in the Persian Gulf Theater and in Bosnia as Weapons Logistics Officer aboard the USS Mount Baker AE-34 and USS Santa Barbara AE-28. Mr. Kaufman holds an M.A. in management information systems from New York University as well as a M.A. from Lehigh University. Mr. Kaufman has a B.S. in Psychology from the University of North Carolina.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of Origin's equity securities, to file reports of beneficial ownership and changes in ownership with the SEC. Our executive officers, directors and 10% beneficial owners have failed to file these reports. Omar A. Rizvi has not yet filed: a Form 3 to report his status as an Origin executive officer, director and 10% beneficial owner, and his stock ownership at the time Origin's registration under Section 12 of the Exchange Act became effective in October 1999; a Form 4 to report his receipt in November 1999 of options to purchase Origin common stock; or a Form 5 reporting those matters after the end of fiscal year 1999. Gregory H. Laborde has not yet filed: a Form 3 to report his status as an officer, director and 10% beneficial owner, and his stock ownership at the time Origin's registration under Section 12 of the Exchange Act became effective in October 1999; a Form 4 to report his receipt in November 1999 of options to purchase Origin common stock; or a Form 5 reporting those matters after the end of fiscal year 1999. Scott K. Lindenberger has not yet filed: a Form 3 to report his status as an Origin executive officer; a Form 4 to report his receipt in November 1999 of options to purchase Origin common stock; or a Form 5 reporting those matters after the end of fiscal year 1999. Neither David W. Sear nor Ronald J. Kaufman has yet filed a Form 3 to report his status as an Origin advisory director or a Form 5 reporting that after the end of fiscal year 1999. These filings have not been filed as a result of oversight and will be filed within the next several days.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

         The following table provides information about the compensation earned by Origin's executive officers during Origin's 1999 fiscal year, which began on April 6, 1999 when the company was formed and ended December 31, 1999.



                           SUMMARY COMPENSATION TABLE

                                                              Long Term Compensation
                                   Annual Compensation                Awards              Payouts


                        (a)    (b)     (c)                                                     (d)

Name                                                                              Securities
and                                              Other           Restricted       Underlying
Principal                                        Annual          Stock            Options/     LTIP     All Other
Position                  Year   Salary   Bonus  Compensation    Awards           SARs         Payouts  Compensation
========================= ====== ======= ======= =============== ================ ============ ======= =============
Omar A. Rizvi             1999     0       0           0                -           200,000/0    -        $50,825
Chairman, President
========================= ====== ======= ======= =============== ================ ============ ======= =============
Gregory H. Laborde        1999     0       0           0                -           200,000/0    -          -
CEO, Director
========================= ====== ======= ======= =============== ================ ============ ======= =============
Scott K. Lindenberger     1999     0       0           0                -            50,000/0    -          -
Corporate Secretary
========================= ====== ======= ======= =============== ================ ============ ======= =============

Footnotes to table:

(a) Origin was formed in April 1999 and had no operations during 1997 and 1998.

(b) Salary is not calculable at this time salary was not paid to any employee during the 1999 fiscal year. Salaries will be disclosed as appropriate in subsequent fiscal years.

(c) Bonuses are not calculable at this time no bonuses were paid to any employee during the 1999 fiscal year. Bonuses will be disclosed as appropriate in subsequent fiscal years.

(d) Origin paid $50,825 to Mr. Rizvi's law firm, Rizvi & Associates, LLP, for its legal services to Origin. The amount of $50,825 represents 75% of Rizvi & Associates' regular rates for the services that were performed.

Stock Options Granted

         The following table provides information about all Origin stock options granted during fiscal year 1999 to Origin officers.


                       OPTIONS GRANTED IN LAST FISCAL YEAR
                                                                                Potential Realizable
                                                                                Value at Assumed
                                                                                Annual Rates of
                                                                                Stock Price
                                                                                Appreciation for
                                   Individual Grants                            Option Term

---------------------------------------------------------------------------- -------------------------------
                                                  (a)                                    (b)
                          Number of
                          Securities   % Total
                          Underlying   Options
                          Options      Granted to      Exercise
                                       Employees       Price    Expiration
Name                      Granted      in Fiscal Year  ($/Sh)   Date
------------------------- ----------- ---------------- -------- ------------ -------------------- ----------
                                                                                                   Grant
                                                                                                   Date
                                                                                                   Present
                                                                                 5%        10%     Value
------------------------- ----------- ---------------- -------- ------------ ---------- --------- ----------
Omar A. Rizvi             100,000         22.22%       $.10       12/23/02      $1,025    $2,100   $     0
Chairman, President       100,000         22.22%       $.20       05/23/03      $2,050    $4,200   $     0
------------------------- ----------- ---------------- -------- ------------ ---------- --------- ----------
Gregory H. Laborde        100,000         22.22%       $.10       12/23/02      $1,025    $2,100   $     0
CEO, Director             100,000         22.22%       $.20       05/23/03      $2,050    $4,200   $     0
------------------------- ----------- ---------------- -------- ------------ ---------- --------- ----------
Scott K. Lindenberger     25,000          5.55%        $.10       12/23/02      $  256    $  525   $     0
Corporate Secretary       25,000          5.55%        $.20       05/23/03      $  512    $1,050   $     0
------------------------- ----------- ---------------- -------- ------------ ---------- --------- ----------
Footnotes to table:

General: The options granted to Origin executive officers in fiscal year 1999 were awarded under the company's 1999 Employee Stock Incentive Plan. The options that have an exercise price of $0.10 per share vested on December 23, 1999. The options that have an exercise price of $.20 per share vest on the earlier of May 23, 2000 or when Origin has entered into its first definitive financing transaction with an eligible portfolio company, as that term is defined under the Investment Company Act of 1940 (see discussion under Item 1 of this report) and raised sufficient additional capital to finance such investment.

(a) Under the terms of the grant agreements for the options shown in the table, the Compensation Committee of the Origin Board of Directors has discretion to lower the exercise price, however, such discretion is limited in that such adjustment to the exercise or conversion price is not less than the current market value at the date of issuance, or if no such market value exists, the current net asset value of the voting securities of the Company.

(b) On the date the options were granted, November 29, 1999, there was no public market for the common stock underlying the options. Therefore no grant-date present value can reasonably be determined.

Option Exercises and Year-End Values

         The following table provides information about fiscal year 1999 exercises, exercisability and year-end values, of Origin stock options held by the company's executive officers.



                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

------------------------------- ----------------- ------------------ ------------------- --------------------
                                                                     Number of
                                                                     Securities           Value of
                                                                     Underlying           Unexercised
                                                                     Unexercised          In-the-Money
                                                                     Options              Options
                                                                     at FY-End            at FY-End ($)
                                                                     Shares

                                Acquired on                          Exercisable/        Exercisable/
Name                            Exercise (#)      Value Realized ($) Unexercisable       Unexercisable
------------------------------- ----------------- ------------------ ------------------- --------------------
Omar A. Rizvi                        0                  0.00         100,000/100,000         0/0
Chairman, President
------------------------------- ----------------- ------------------ ------------------- --------------------
Gregory H. Laborde                   0                  0.00         100,000/100,000         0/0
CEO, Director
------------------------------- ----------------- ------------------ ------------------- --------------------
Scott K. Lindenberger                0                  0.00          25,000/25,000          0/0
Corporate Secretary
------------------------------- ----------------- ------------------ ------------------- --------------------

Compensation of Directors

     Members of Origin's Board of Directors currently do not receive any compensation from Origin for serving on the Board. At some time in the future, when the Board of Directors has judged the company to have raised sufficient funding, Origin intends to begin paying an annual directors' fee of between $3,000 and $10,000 to each non-employee director who assists in locating one or more companies that are probable candidates for investment by Origin. Origin also intends, when the Board of Directors has judged the company to have raised sufficient funding to permit, to begin paying non-employee directors a per diem fee of $500 for attendance in person at any meeting of the Board or any Board committee, as well as reimbursement for their expenses in connection with attending such meetings.

Executive Officer Employment Agreements

     There are currently no employment contracts between Origin and any of its officers or directors. However, we anticipate that upon successful completion of our current Series A Preferred offering Origin will enter into employment contracts with its executive officers and certain of its directors.

Compensation Committee Interlocks and Insider Participation

     Origin's compensation committee is a committee consisting of 3 members of the Origin Board of Directors and Advisors. The current members of the Committee are Omar A. Rizvi, Chairman of the Board and President of Origin, Gregory H. Laborde, Chief Executive Officer of Origin, and Dr. David W. Sear, Advisory Director of Origin. There are no compensation committee interlocks involving Mr. Rizvi or Mr. Laborde or any other officer, director or advisory director of Origin.

     Omar Rizvi is also the Managing Partner of Rizvi & Associates, L.L.P., a California limited liability partnership which maintains offices in Chicago and San Francisco. Although there was and is no formal contract for services between Rizvi & Associates and Origin, Rizvi & Associates has provided corporate-transactional and securities-regulatory legal services to Origin during fiscal year 1999 for a fee of $50,825. Because Mr. Rizvi is both an officer and director of Origin as well as a managing partner of Rizvi and Associates, these transactions cannot be construed as occurring at arms length between Origin and Rizvi and Associates. Mr. Rizvi will receive an indirect pecuniary benefit as a partner of Rizvi and Associates from this arrangement. However, Rizvi & Associates has charged 75% of their regular rates to offset any unfair dealing that could result from the transactions not occurring at arms length.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Five-Percent Beneficial Owners

     The following table sets forth the beneficial ownership of Origin common stock as of April 10, 2000 by persons who beneficially owned more than 5% of the common stock. The percentage of shares of common stock shown for each person listed is based on shares of common stock outstanding as of April 10, 2000. Management believes that each of the persons listed in the table has sole investment and sole voting power over the shares indicated next to their names.


Name and Address                   Number of Shares              Percentage of
of Beneficial Owner                Beneficially Owned            Common Stock
-------------------                ------------------            ------------
Omar A. Rizvi                      1,200,000 (1)                 26.25%
175 North Harbor Drive
Chiago, Illinois 60601

Gregory H. Laborde                 1,200,000 (2)                 26.25%
110 Wall Street, Ste. 15C
New York, New York 10005


          (1) Mr. Rizvi beneficially owns 1,000,000 restricted common shares and has the right to acquire beneficial ownership of an additional 200,000 shares through exercise of options owned by him.

          (2) Mr. Laborde beneficially owns 1,000,000 restricted common shares and has the right to acquire beneficial ownership of an additional 200,000 shares through exercise of options owned by him.

Directors and Executive Officers

         The following table shows the beneficial ownership of Origin common stock as of April 10, 2000 by Origin executive officers, directors, nominees for director, and executive officers and directors as a group. The percentage of shares of common stock shown for each person listed is based on shares of common stock outstanding as of April 10, 2000. Management believes that each of the persons listed in the table has sole voting and sole investment power over the shares indicated next to their names.

Name of                       Number of Shares                   Percentage of
Beneficial Owner              Beneficially Owned                 Common Stock
----------------              ------------------                 ------------
Omar A. Rizvi                      1,200,000 (1)                      26.25%
President, Chairman of
the Board

Greg H. Laborde                    1,200,000 (2)                      26.25%
Chief Executive Officer,
Director

Scott K. Lindenberger                 50,000 (3)                       1.09%
Corporate Secretary

All Directors and Officers         2,450,000                          53.59%
as a Group



     (1) Mr. Rizvi beneficially owns 1,000,000 restricted common shares and has the right to acquire beneficial ownership of an additional 200,000 shares through exercise of options owned by him.

     (2) Mr. Laborde beneficially owns 1,000,000 restricted common shares and has the right to acquire beneficial ownership of an additional 200,000 shares through exercise of options owned by him.

     (3) Mr. Scott K. Lindenberger has the right to acquire beneficial ownership of 50,000 shares of common stock through exercise of options owned by him.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following persons are said to have direct interests in Origin Investment Group, Inc. by virtue of their security holdings or otherwise deemed to be "affiliated" as that term is defined in Section 56 of the Investment Company Act of 1940: Omar A. Rizvi and Gregory H. Laborde.

         The Chairman and President of the Origin Investment Group, Inc., Mr. Omar Rizvi, is also the Managing Partner of Rizvi & Associates, L.L.P., a California limited liability partnership which maintains offices in Chicago and San Francisco. Although there was and is no formal contract for services between Rizvi & Associates and Origin, Rizvi & Associates has provided corporate-transactional and securities-regulatory legal services to Origin during fiscal year 1999 for a fee of $50,825. Mr. Rizvi will receive an indirect pecuniary benefit as a partner of Rizvi and Associates from this arrangement. Because Mr. Rizvi is both an officer and director of Origin as well as a managing partner of Rizvi and Associates, these transactions between Origin and Rizvi and Associates have not occurred at arms length. However, Rizvi &
Associates has charged 75% of their regular rates to offset any unfair dealing that could result from the transactions not occurring at arms length.

     Notwithstanding the foregoing, we have not entered into any transaction, or series of similar transactions, since the beginning of our last fiscal year, and there are no currently proposed transactions or series of similar transactions to which Origin or any of our subsidiaries were or is to be a party involving amounts in excess of $60,000 and in which Mr. Rizvi or Mr. Laborde had or is to have a direct or indirect material interest.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Documents Filed As Part Of Report

1.       Financial Statements

Index to Financial Statements                                        Page Number

Report of Independent Certified Public Accountants                   F-3
Balance Sheet at December 31, 1999                                   F-4
Statement of Operations for the period
         April 6, 1999 through December 31, 1999                     F-5
Statement of Stockholders' Equity Deficiency for the period
         April 6, 1999 through December 31, 1999                     F-6
Statement of Cash Flows for the period
         April 6, 1999 through December 31, 1999                     F-7
Notes to Financial Statements                                        F-8 - F-16

2.       Financial Statement Schedules

[All schedules are omitted because they are not applicable or not required, or because the required information is included in the Financial Statements or Notes to Financial Statements.]

3.       Exhibits

Exhibit
Number    Description

2.1 Letter of Intent, dated November 10, 1999, between Origin, Bertrand O. Baetz, Jr., Gene V. Larsen, Frank G. Jarzombek and Scott E. Gruendler. (Incorporated herein by reference to Exhibit (a)(8) to Form 1-E filed by Origin on February 14, 2000.)

2.2 Stock Purchase Agreement, dated as of December 31, 1999, between Origin, Bertrand O. Baetz, Jr., Gene V. Larsen, Frank G. Jarzombek and Scott E. Gruendler. (Incorporated herein by reference to Exhibit
          (a)(9) to Form 1-E filed by Origin on February 14, 2000.)

2.3 Amendment to Stock Purchase Agreement, dated March 2, 2000, between Origin, Bertrand O. Baetz, Jr., Gene V. Larsen, Frank G. Jarzombek and Scott E. Gruendler.(Incorporated herein by reference to Exhibit (a)(9) to Form 1-E filed by Origin on February 14, 2000.)

2.4 Amendment to Stock Purchase Agreement, dated March 24, 2000, between Origin, Bertrand O. Baetz, Jr., Gene V. Larsen, Frank G. Jarzombek and Scott E. Gruendler.

3.1 Articles of Incorporation of Origin filed with the Maryland Secretary of State on April 6, 1999. (Incorporated herein by reference to Exhibit 3(i) to Form 10 filed by Origin on August 16, 1999.)

3.2 Bylaws of Origin. (Incorporated herein by reference to Exhibit 3(ii) to Form 10 filed by Origin on August 16, 1999.)

10.1 Agreement, dated November 5, 1999, between Origin and Len Ruggiero of Amvest Financial, Inc. (Incorporated herein by reference to Exhibit
          (a)(4) to Form 1-E filed by Origin on February 14, 2000.)

10.2 Agreement, dated November 16, 1999, between Origin and World of Internet.com AG. (Incorporated herein by reference to Exhibit (a)(5) to Form 1-E filed by Origin on February 14, 2000.)

10.3 Agreement, dated September 15, 1999, between Origin and Halter Capital Corporation. (Incorporated herein by reference to Exhibit (a)(6) to Form 1-E filed by Origin on February 14, 2000.)

10.4      Origin Investment Group, Inc. 1999 Management Incentive Program.

10.6      Origin Investment Group, Inc. 1999 Employee Incentive Plan.

27        Financial Data Schedule.

99.1      Promissory Note of Omar A. Rizvi,  dated January 12, 2000,  payable to
          Origin.

99.2 Promissory Note of Greg H. Laborde, dated January 12, 2000, payable to Origin.

REPORTS ON FORM 8-K

Origin filed no reports on Form 8-K during the 1999 fiscal year.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:     May 2, 2000              ORIGIN INVESTMENT GROUP, INC.


                                   /S/  OMAR A. RIZVI
                                   -----------------------------------------
                                   Omar A. Rizvi, President

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:     May 2, 2000              /S/  OMAR A. RIZVI
                                   -----------------------------------------
                                   Omar A. Rizvi, President and Director


Date:     May 2, 2000              /S/  GREG H. LABORDE
                                   -----------------------------------------
                                   Greg H. Laborde, CEO and Director


Date:     May 2, 2000              /S/  DAVID W. SEAR
                                   -----------------------------------------
                                   David W. Sear, Director


Date:     May 2, 2000              /S/  RONALD J. KAUFMAN
                                   -----------------------------------------
                                   Ronald J. Kaufman, Director

                         ORIGIN INVESTMENT GROUP, INC.
                         (A Development Stage Company)
                              FINANCIAL STATEMENTS
         PERIOD FROM INCEPTION (APRIL 6, 1999) THROUGH DECEMBER 31, 1999

                          ORIGIN INVESTMENT GROUP, INC.
                          (A Development Stage Company)


CONTENTS

     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS               F-3

     FINANCIAL STATEMENTS

          Balance Sheet                                               F-4

          Statement of Operations                                     F-5

          Statement of Changes in Stockholders' Equity Deficiency     F-6

          Statement of Cash Flows                                     F-7

          Notes to Financial Statements                               F-8 - F-16

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Origin Investment Group, Inc.
Chicago, Illinois

     We have audited the accompanying balance sheet of Origin Investment Group, Inc. (A Development Stage Company) as of December 31, 1999 and the related statement of operations, changes in stockholders' equity deficiency and cash flows for the period from inception (April 6, 1999) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Origin Investment Group, Inc. (A Development Stage Company) as of December 31, 1999, and the results of its operations and its cash flows for the period from inception (April 6, 1999) through December 31, 1999, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is in the development stage and has incurred losses since inception and has negative cash flows from operations and has a stockholders' equity deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ BDO Seidman, LLP

Chicago, Illinois
February 15, 2000

                         ORIGIN INVESTMENT GROUP, INC.
                         (A Development Stage Company)
                                 BALANCE SHEET
                               DECEMBER 31, 1999


                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents...................................    $      908
     Advances to officer for business expenses...................        12,103
     Miscellaneous receivable....................................         4,250
     Prepaid Expense.............................................        25,000
     Other.......................................................         8,550
                                                                     -----------
TOTAL CURRENT ASSETS                                                     50,811

Office Equipment.................................................         4,211
     Less accumulated depreciation...............................           389
                                                                     -----------
Net Office Equipment.............................................         3,822

TOTAL ASSETS                                                         $   54,633
                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accounts Payable............................................    $   58,062
                                                                     -----------
TOTAL LIABILITIES                                                    $   58,062

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY DEFICIENCY (NOTE 3)
     Common Stock, $.001 par value, 4,000,000 shares
     authorized, issued and outstanding (Note 3).................         4,000
     Paid-in capital.............................................       396,000
     Deficit accumulated during development stage................      (205,429)
                                                                     -----------
                                                                        194,571
     Less subscription receivable................................      (198,000)
                                                                     -----------
TOTAL STOCKHOLDERS' EQUITY DEFICIENCY                                    (3,429)
                                                                     -----------
                                                                     $   54,633
                                                                     ===========
                 See accompanying notes to financial statements

                         ORIGIN INVESTMENT GROUP, INC.
                         (A Development Stage Company)
                            STATEMENT OF OPERATIONS
         Period from inception (April 6, 1999) Through December 31, 1999

OPERATING EXPENSES
     Professional Fees...........................................    $  109,442
     Travel and entertainment....................................        31,655
     Office Rent.................................................        23,007
     Other.......................................................        35,266
                                                                     -----------
TOTAL OPERATING EXPENSES                                                199,370

OTHER EXPENSE, net...............................................         6,059
                                                                     -----------
NET LOSS                                                             $  205,429
                                                                     ===========


NET LOSS PER COMMON SHARE - BASIC AND DILUTED....................    $    (0.07)
                                                                     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.......................     2,777,357
                                                                     ===========
                 See accompanying notes to financial statements

                         ORIGIN INVESTMENT GROUP, INC.
                         (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY DEFICIENCY Period from inception (April 6, 1999) Through December 31, 1999




                                                                                Deficit
                                                                                Accumulated
                                        Common Stock                            During the
                              ------------------------------      Paid-In       Development         Subscription
                                   Shares         Amount          Capital       Stage               Receivable          Total
------------------------------------------------------------------------------------------------------------------------------
Issuance of Shares of
Common Stock                    4,000,000       $  4,000         $ 396,000     $        -           $ (198,000)      202,000

Net Loss                                -               -                -       (205,429)                  -       (205,429)
------------------------------------------------------------------------------------------------------------------------------
Balance, at December 31, 1999   4,000,000      $   4,000         $ 396,000       (205,429)          (198,000)     $   (3,429)

                 See accompanying notes to financial statements

                                      F-6

                         ORIGIN INVESTMENT GROUP, INC.
                         (A Development Stage Company)
                  STATEMENT OF CASH FLOWS Period from inception
                   (April 6, 1999) Through December 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss.....................................................   $ (205,429)
     Adjustments to reconcile net loss to net cash
     used in operating activities
          Depreciation............................................          389
          Increase in miscellaneous receivable....................       (4,250)
          Increase in advances to officer for business expenses...      (12,103)
          Increase in prepaid expenses and other..................      (35,550)
          Increase in accounts payable............................       58,062

NET CASH USED IN OPERATING ACTIVITIES                                  (196,881)
                                                                      ==========

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of office equipment.................................       (4,211)
                                                                      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from common stock issuances.........................      202,000
                                                                      ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS.........................          908

CASH AND CASH EQUIVALENTS, at beginning of period.................            -

CASH AND CASH EQUIVALENTS, at end of period......................     $     908
                                                                      ==========

                 See accompanying notes to financial statements

                         ORIGIN INVESTMENT GROUP, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF ACCOUNTING
     POLICIES

     DESCRIPTION OF BUSINESS

     Origin Investment Group, Inc. (the "Company") was incorporated April 6, 1999 and is in the business of venture capital, which is providing growth capital to emerging companies. The Company has elected to be regulated as a business development company under the Investment Company Act of 1940 and will operate as a nondiversified company.

     Since its inception, the Company's efforts have been devoted to raising capital and seeking out companies to acquire. Accordingly, through the date of these financial statements, the Company is considered to be in the development stage and the accompanying financial statements represent those of a development stage enterprise.

     The Company's financial  statements are presented on a going concern basis,
     which   contemplates   the  realization  of  assets  and   satisfaction  of
     liabilities in the normal course of business.

     The Company has experienced a loss since inception and has negative cash flows from operations and has a stockholders' equity deficiency. For the period ended December 31, 1999, the Company experienced a net loss of $205,429.

     The Company's ability to continue as a going concern is contingent upon its ability to raise additional capital. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

     Management is pursuing various sources to raise capital and has purchase agreements in place to acquire certain companies, contingent on due diligence and the ability to raise capital. There can be no assurance that the Company will be able to raise capital when needed or obtain such on terms satisfactory to the Company, if at all. Failure to raise capital may result in the Company depleting its available funds and not being able to fund its investment pursuits.

     The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     ADVANCES FOR BUSINESS EXPENSES

     The Company advances cash to an officer for business expenses that are incurred by the officer on the Company's behalf. Net amounts advanced against reimbursable expenses at the balance sheet date will be used for business expenses in the subsequent period.

     OFFICE EQUIPMENT

     Office equipment is stated at cost and is depreciated over its estimated useful life of five years using the straight-line method.

     TAXES ON INCOME

     The Company is taxed as a "C" corporation. Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the estimated tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities and for the benefits, if any, of tax credit or loss carryforwards. The amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are uncertain as to realization.

     COSTS OF START UP ACTIVITIES

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Cost of Start-up Activities." This SOP requires that the cost of start-up activities, including organization costs, be expensed as incurred. The Company has followed this policy since its inception.

     NET LOSS PER COMMON SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share," which the Company has adopted. Basic EPS is calculated by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period without consideration for common stock equivalents. "Diluted" EPS gives effect to all dilutive potential common shares outstanding for the period. Shares of common stock issuable upon the exercise of options (450,000 shares for the period) are antidilutive and are not included in the computation of shares outstanding.

     FINANCIAL INSTRUMENTS

     The carrying values reflected in the balance sheets reasonably approximate the fair values for cash, receivables, accounts payable and other current assets because of the short-term maturity of these financial instruments.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS" No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures these instruments at fair market value. SFAS No. 133 has been amended by SFAS No. 137, which delayed the effective date to periods beginning after June 15, 2000. The Company, to date, has not engaged in derivative and hedging activities.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use, including the requirement to capitalize and amortize specific costs. The Company has followed this policy since its inception.

2.   RELATED PARTY TRANSACTIONS

     During the period, the Company incurred legal expenses of $50,825 from Rizvi & Associates, L.L.P. whose Managing Partner, Omar Rizvi, is the Company's Chairman and President. Due to the relationship between the Company and the Managing Partner, the legal fees charged to the Company cannot be construed as occurring at arms length.

3.   STOCKHOLDER'S EQUITY DEFICIENCY

     (A)  Common Stock Issuances

     (i) Sale of common stock on May 5, 1999 - 2,000,000 shares of restricted common stock were sold to the Chairman of the Board and to the Chief Executive Officer (1,000,000 each) at their par value of $.001 per share. The shares are "restricted securities" as defined in Rule 144 under the Securities Act of 1933. The shares may not be offered for sale, sold, or otherwise transferred except pursuant to an effective registration statement under the Act.

          Subsequent to this issuance, the Company's Board of Directors realized that the initial value paid for these 2,000,000 shares was not equal to the sale price of $.10 per share for the 2,000,000 shares sold in connection with an offering commencing August 1999 (Note 3 (a)(ii)). Therefore, in order to pay the same value for their shares as paid by the investors, each officer executed a secured promissory note payable to the Company for $99,000 - $198,000 in total. The notes were executed just after year end and will bear interest at 5.16% per year with principal and interest due January 12, 2005. As of the balance sheet date, the subscription receivable amount of $198,000 is reflected as a contra account in the stockholders' equity section on the balance sheet.

     (ii) Sale of common stock - in connection with an offering, the Company sold 2,000,000 shares at $.10 per share that commenced on August 24, 1999 and closed on December 3, 1999.

     (B)  Employee and Management Incentive Plans

          The Company applies APB No. 25, Accounting for Stock issued to employees, and related interpretations, in accounting for options granted to employees. Under APB No. 25, because the exercise price of the options equals the market price of the underlying stock on the measurement date, no compensation expense is recognized.

          (i) In 1999, the Company's Board of Directors adopted an Employee Stock Incentive Plan, which provides for the granting of Incentive Stock Options ("ISOs"), Restricted Stock, Stock Awards, Performance Share Awards and Stock Appreciation Rights ("SARs") to Officers, Directors, Employees, Nonemployee Directors and other persons who perform services which contribute to the successful performance of Origin or its Subsidiaries. The Employee Stock Incentive Plan provides for a total number of shares available for grant of awards under the Plan not to exceed 15% of the total issued and outstanding shares as of the date of any award; provided that the number of shares available for grant as ISOs under the Plan shall not exceed an aggregate of 1,000,000 shares in any given year.

               The Company has granted to key employees options to purchase shares of common stock with exercise prices of $0.10 and $0.20 per share under the plan. The exercise price approximates market price on the date of grant. The $0.10 options were fully vested on December 23, 1999 and the $0.20 options will vest at the earlier of the Company's first definitive financing transaction or May 23, 2000. At December 31, 1999, options to purchase 450,000 shares of common stock are outstanding under the plan. These options are currently outstanding and expire through May 2003.

          The following table summarizes the employee stock options granted, exercised and outstanding:


                                                                      Weighted
                                                                      Average Exercise
                                                  Shares              Price
                                                  ----------          ----------------
          Options granted, November 1999          450,000             $           0.15

          Options outstanding December 31,1999    450,000             $           0.15
          ----------------------------------------------------------------------------

          Options exercisable December 31, 1999   225,000             $           0.10
          ----------------------------------------------------------------------------


          The weighted-average grant date fair value of stock options granted to employees during the year and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Sholes option pricing model, and the pro forma effect on earnings of the fair value accounting for employee stock options under Statement of Financial Accounting Standards No. 123 are as follows:


                                                                          1999
                                                                      ----------
          Grant-date fair value per share
               Options issued at market ..............................  $ 0.10

          Weighted average exercise prices
              Options issued at market ...............................  $ 0.15

          Significant assumptions (weighted average)

              Risk-free interest rate at grant date ..................    6.05%
              Expected stock price volatility ........................  100.00%
              Expected dividend payout ...............................     n/a
              Expected option life (years) ...........................     3.0

          Net loss
               As reported ...........................................$(205,429)
               Pro forma .............................................$(230,179)

                                                                            1999
                                                                       ---------
          Net Loss per share - basic and diluted
               As reported ...........................................$   (0.07)
               Pro Forma .............................................$   (0.08)

          The following table summarizes information about employee stock options outstanding at December 31, 1999:


                           OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                     ------------------------------                  ---------------------------
                                        Weighted
                                        Average        Weighted                      Weighted
          Range of                      Remaining      Average                       Average
          Exercise       Number         Contractual    Exercise       Number         Exercise
          Prices         Outstanding    Life           Price          Exercisable    Price
          -------------------------------------------------------------------------------------
          $0.10          225,000        10 years       $0.10          225,000        $0.10
          $0.20          225,000        10 years       $0.20          225,000        $0.20


          (ii) In 1999, the Company's Board of Directors adopted a Management Incentive Program, which will provide incentives and reward key management personnel of the Company and its business units for achieving performance goals that promote the financial success of the Company and enhance value for the Company's stockholders. The Management Incentive Program shall be administered by a Program Committee designated by the Board of Directors. The maximum award payable to an executive in any year will be $1 million, which will be paid in such form as the Program Committee provides. The Plan becomes effective January 1, 2000.

     (C)  Subsequent Issuances of Common Stock

          The Company sold 100,000 shares of common stock for $100,000 to a single investor on January 18, 2000 and sold 21,390 shares of common stock for $99,998 to another investor on February 12, 2000. Each of these sales was conducted according to the requirements of Regulation E, exempting the shares issued from registration.

4.   INCOME TAXES

          Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses.

          At December 31, 1999, net federal operating losses of approximately $200,000 are available for carryforward against future years' taxable income and expire in 2019. The Company's ability to utilize its federal net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

          The effective tax rate differs from the U.S. statutory federal income tax rate of 34% as described below:

          Period from inception (April 6, 1999)
               through December 31,                                         1999
                                                                    ------------

          Federal income tax benefit at statutory rate............  $   (60,000)
          State income tax benefit, net of fedreal................  $   (10,000)
          Valuation Allowance.....................................  $   (70,000)
          ----------------------------------------------------------------------
                                                                    $         -

          The net deferred tax assets consist of the following
          December 31,                                                      1999
                                                                    ------------

          Net federal operating loss carryforward.................  $   (70,000)
          Valuation allowance.....................................  $   (70,000)
          ----------------------------------------------------------------------
          Net deferred taxes                                        $         -

5.   COMMITMENTS AND CONTINGENCIES

     (a) The Company is currently leasing office space in Chicago, Illinois at two locations. The leases are short term and rent expense for the period from inception (April 6, 1999) through December 31, 1999 was approximately $23,000.

     (b) In November 1999, the Company signed a letter of intent to acquire 100% of the outstanding capital stock of Encore Investments, Inc., a Texas corporation, and 100% of the outstanding capital stock of Sigma Solutions, Inc., also a Texas corporation (Encore Investments, Inc. and Sigma Solutions, Inc. collectively referred to herein as "Encore/Sigma").

          Subsequent to period end, the Company entered into a Definitive Stock Purchase Agreement to acquire 100% of the outstanding capital stock of Encore/Sigma, where the closing of this contemplated transaction is scheduled for May 16, 2000. The Agreement indicates that the purchase price is as follows. The Company is to purchase 80% of Encore/Sigma with a cash payment to the sellers of Encore/Sigma in the amount of $2,750,000 and a secured promissory note in the aggregate amount representing an additional $1,300,000. On the third anniversary date of the closing, the Company will purchase the remaining 20% of Encore/Sigma with a cash payment equivalent to 20% multiplied by the then trailing 12 months EBITDA multiplied by a factor of 4 of Encore/Sigma.

          This purchase will be contingent on the Company's ability to raise the $2,750,000 by the closing date. Subsequent to period end, the Company made a $200,000 deposit to Encore/Sigma towards the purchase. This amount is nonrefundable should the purchase not take place.