Form 10-Q
period 2000-03-31
ORIGIN INVESTMENT GROUP INC
filed 2000-05-24
CIK 1084415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



     [ x ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2000

                                       or

     [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______ to _______________

                         Commission File No. ___________


                          ORIGIN INVESTMENT GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Maryland                                       36-4286069
-------------------------------------               ----------------------------
(State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

         980 North Michigan Avenue, Suite 1400, Chicago, Illinois 60611
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (312) 988-4836
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The registrant has shares of common stock outstanding as of May __, 2000.


                         PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

                          ORIGIN INVESTMENT GROUP, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                 MARCH 31, 2000

                                     ASSETS


Current Assets:

     Cash                                                         $     652,632

     Total Current Assets                                         $     652,632
                                                                 ---------------

Property and Equipment:

     Office Equipment                                             $       4,211

     Less: accumulated depreciation                                         798

          Remaining Balance:                                      $       3,422

Total Assets:                                                     $     656,054
                                                                 ---------------
                                   LIABILITIES

Current Liabilities:

     Accounts Payable                                             $      98,703

Total Current Liabilities                                         $      98,703
                                                                 ---------------
                              STOCKHOLDER'S EQUITY

Common Stock
     $.001 par value, 4,121,390 shares                            $       4,121
     authorized, issued and outstanding
Paid in capital                                                   $   1,478,511
Less:  Subscription receivable                                         (198,000)
Deficit accumulated during development stage                           (727,160)

Total Stockholder's Equity                                        $     557,472
                                                                 ---------------

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          ORIGIN INVESTMENT GROUP, INC.
                          (A Development Stage Company)
                      STATEMENT OF OPERATIONS AND (DEFICIT)

                   FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                                          Amount
                                                                 ---------------

Interest Income                                                             111

Operating Expenses                                                %     521,843

Net (loss)                                                        $    (521,732)

(Deficit): beginning of period                                    $    (208,429)

(Deficit): end of period                                          $    (727,161)
                                                                 ---------------


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          ORIGIN INVESTMENT GROUP, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                   FOR THE THREE MONTHS ENDED MARCH 31, 2000

Cash provided (applied):

Operating activities:

     Net loss                                                     $    (521,731)

     Adjustments to reconcile net loss to net cash used in operating activities:

          Depreciation                                            $         400
          Decrease in miscellaneous receivable                            4,250
          Decrease in advances to officer                                12,103
          Decrease in prepaid expenses                                   33,550
          Increase in accounts payable                                   40,640

TOTAL FROM OPERATING ACTIVITIES                                   $    (430,788)
                                                                 ---------------

Financing activities

     Proceeds from common stock/Series A Preferred issuances      $   1,082,511
                                                                 ---------------

TOTAL FROM FINANCING ACTIVITIES                                   $   1,082,511
                                                                 ---------------

Increase in cash                                                  $     651,723

Cash balance, beginning of period                                 $         908

Cash balance, end of period                                       $     652,631
                                                                 ---------------
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                          ORIGIN INVESTMENT GROUP, INC.
                          (A Development Stage Company)

                         Schedule I - Operating Expenses

                   FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                                          Amount
                                                                 ---------------

Accounting fees                                                          42,530
Acquisition costs                                                       200,000
Bank fees                                                                   946
Business Identity                                                         1,163
Depreciation                                                                400
Dues and Subscriptions                                                      150
Escrow Agent Fee                                                          2,500
Internet Access                                                             356
Investor relations service                                               28,000
Legal Fees                                                               58,888
Local Transportation                                                      2,814
Meals and entertainment                                                  36,315
Office cleaning                                                             240
Office expense                                                              806
Parking                                                                     109
Postage & delivery                                                        2,941
Press Releases                                                            3,060
Printing                                                                  2,287
Professional development                                                  6,061
Rent                                                                     18,639
Salaries to Officers                                                     47,369
Software                                                                  1,070
Telephone                                                                 5,088
Transfer Agent                                                              233
Travel                                                                   59,267
Travel agent fee                                                            405
Utilities                                                                   207
                                                                      ----------
TOTAL                                                                   521,843
                                                                      ==========

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS


                          ORIGIN INVESTMENT GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements reflect the results of operations for Origin Investment Group, Inc. and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Origin's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission (SEC) on May 4, 2000.

     Origin Investment Group, Inc. is a Maryland corporation headquartered in Chicago, Illinois. The Company is a start up stage business development company which provides investment capital and managerial assistance to companies that can be classified as eligible portfolio companies under the Investment Company Act of 1940. Origin is currently in the development stage and has made no investments to date.

     The Company has experienced net losses since its inception and has had no revenues or income since incorporation. The Company has an accumulated deficit of $727,161 for the period ended March 31, 2000. Such losses are attributable to cash losses incurred in the development of the Company's infrastructure and operations. The Company expects operating losses to continue for the foreseeable future as it continues to develop its business plan of identifying and investing within eligible portfolio companies which meet its investment criteria.

2.   CASH IN ESCROW ACCOUNT

     The Company has placed $638,762 of its available cash into an escrow account which is to be only released to the Company upon reaching an aggregate sum of $2,650,000 prior to the closing of the Encore/Sigma transaction on May 16, 2000. As of the date of this quarterly report, the closing of Encore/Sigma transaction had not occurred.

3.   RELATED PARTY TRANSACTIONS

     The Company paid $18,888 for legal fees to Rizvi & Associates, LLP, a law firm managed by Mr. Omar A. Rizvi, an officer and director of the Company. Accordingly, this transaction cannot be construed as occurring at arms length.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information, the following discussion of our financial condition and results of operations contains forward looking statements based on current expectations that involve certain risks and uncertainties. Our actual results could differ materially from those set forth in these forward-looking statements as a result of a number of factors. Unless specified otherwise, the terms, "we", "us", "our", "the company", and "Origin" refer to Origin Investment Group, Inc.

Overview

We are a business development company incorporated in the State of Maryland on April 6, 1999. We are in the start up stage and we have not had any revenues to date and we have not made any investments. Thus far, our operations have primarily been limited to:

     A)   completing our due diligence  investigation and financial audit of two
          eligible   portfolio   companies  that  we  have  identified:   Encore
          Investment, Inc. and Sigma Solutions, Inc.;

     B) initiating discussions with several e-business solutions companies, systems integrators and value-added resellers for possible future investment and to become our future eligible portfolio companies: and

     C) negotiating with several venture capital funds, investment funds, accredited investor groups and individual accredited investors in connection with raising capital through the sale of our equity securities.

Liquidity and Capital Resources

Since our inception, we have funded our operations solely through payments received from the sale of our equity securities. Our current liquidity and capital resources are contingent on our ability to continue to fund our operations through the sale of our equity securities. If we are unsuccessful in continuing to raise capital through the sale of our securities, we will have difficulty in meeting our short term obligations and may cease to continue as a going concern. Our ability to sell our equity securities to fund operations and to make investments within identified eligible portfolio companies, in large part, is contingent upon the depth and liquidity of our secondary market of our common stock.

At the time of this quarterly report, we have been conducting an offering of 16,000 shares of Series A Convertible Preferred Stock for an aggregate offering price of $4,600,000, or $287.50 per share of Series A Convertible Preferred Stock, available only to accredited investors. The Series A Convertible
Preferred Stock converts into common stock in stages occurring at one month intervals over a 10-month period. Ten percent of the outstanding shares of the Series A Convertible Preferred Stock will automatically convert into Origin common stock on the 15th of every month beginning in April 2000 and ending in January 2001. Each share will convert into 100 shares of free-trading common stock. The conversions will occur on a pro rata basis so that 10% of each holder's shares will convert each month. Holders of Series A Convertible Preferred Stock will pay no additional consideration for the conversion into common stock. The funds we receive from this offering are to be placed in an escrow account to be released to us once a total of $2,650,000 has been deposited into this escrow account. In the event the funds deposited do not reach $2,650,000 on or before the closing date of the Encore/Sigma transaction (described in Item 1 above), we will direct the escrow agent to return these funds to the original investors. The offering is being conducted according to the terms of Regulation E, making the shares of preferred stock and the shares of common stock underlying the preferred stock exempt from registration under the Securities Act.

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

As of May 22, 2000, 3069.609 shares of Series A Convertible Preferred Stock had been sold for an aggregate amount of $882,512.50. Of this amount, $638,762.50 was deposited into our escrow account and the remainder was deposited into our checking account to be used for working capital and to pay a $200,0000 deposit/break up fee for the Encore/Sigma transaction . Because the total amount deposited into the escrow account did not reach $2,650,000 on or before the closing date of the Encore/Sigma transaction (described in Item 1 of our Form 10-K, incorporated by reference herein), the funds are required to be returned to the original investors of these funds. As of the date of this quarterly report, we have not returned these funds to the original investors nor have any Series A Convertible Preferred investors received any converted common shares due on April 15, 2000 and May 15, 2000. We currently are revising our pricing and conversion structure of the Series A Convertible Preferred Stock and will amend the offering circular associated with this offering to reflect these changes. It is anticipated that because the market price of our common stock has declined considerably since we began the offering of our Series A stock, these adjustments to the price and conversion structure will be substantially more dilutive than previously anticipated. We have contacted each Series A Stock accredited investor and have indicated that we will offer each such investor a revised pricing and conversion structure based on the current market price, no later than by May 31, 2000. In addition, those investors whose funds were deposited into the escrow account will have the option to have their funds returned, should they elect not to participate in the revised and amended Series A Convertible Preferred stock offering.

In addition to the Series A Convertible Preferred offering, we sold 50,000 shares of restricted common stock to an investor on April 14, 2000 for $50,000.00 This investor was also personally known to Origin officers. These shares are restricted from resale pursuant to Rule 144 of the Securities Act of 1933.

The Company paid $18,888 in legal fees to Rizvi & Associates, LLP, a law firm which is managed by Mr. Omar A. Rizvi, an officer and director, in connection with legal services performed on behalf of the Company with respect to the Encore/Sigma transaction. We also paid Holleb & Coff, LLP, a law firm located in Chicago, Illinois a retainer in the amount of $40,000.00 in connection with corporate legal services including preparation of our annual report for fiscal year 1999 and in connection with the Encore/Sigma transaction.

Results of Operations

On May 1, 2000, we entered into an agreement to pay $53,000.00 and executed a note for such amount in favor of Mr. Chris Gardner for consulting services rendered by Mr. Gardner which included a finder's fee for introducing Encore Technology Group as a potential eligible portfolio company to Origin and consulting work performed in April and June, 1999 which included industry research on Systems Integration and Value Added Reselling companies, including developing a business plan overview of the Systems Integration/VAR industry. This note is due and payable on May 31, 2000.

Our strategy and plan for the remainder of this fiscal year is to raise additional debt and equity capital to fund our current operations and invest to acquire eighty percent of the issued and outstanding capital stock of Encore Investments, Inc. and eighty percent of the issued and outstanding capital of Sigma Solutions, Inc. In addition, we anticipate raising additional equity capital for making additional investments in other eligible portfolio companies that we have identified and in others that come to our attention later this year. Our current investment strategy is to create a profitable e-business solutions company that provides its customers with web/e-commerce applications, IT consulting and solutions and other value added services and which utilizes ASP delivery and co-location hosting strategies to provide such applications and services. We intend on creating such an eligible portfolio company by consolidating one or more systems integrators, value added resellers and a cutting edge e-business solutions companies that we have identified and will identify over the next several months.

SPECIAL NOTICE REGARDING FORWARD LOOKING STATEMENTS

         This Form 10-Q, the quarterly report, and certain information provided periodically in writing or orally by the Company's Officers or its agents contains statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words "expect," "believe," "plan," "intend," "estimate", "anticipate", "strategy", "goal" and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements may appear in a number of places in this Form 10-Q and in other places, particularly, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:

     (i) the successful completion of an investment(s) within one or more eligible portfolio companies that we have identified, including but not limited to, Encore Investments, Inc. and Sigma Solutions, Inc.;

     (ii) our liquidity and capital resources; and (iii) our future performance and operating results.

         Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

     (i)  any  adverse  effect  or  limitations   caused  by  any   governmental
          regulations or actions;

     (ii) any increased competition in our business of providing venture capital to eligible portfolio companies;

     (iii)successfully identifying,negotiating, structuring and making investments within one or more eligible portfolio companies; (iv) our ability to raise necessary investment capital within the time frame agreed to between us and the principals of an eligible portfolio company in order to successfully invest in such eligible portfolio company; (v) the continued relationship with and success of the management and owners of an eligible portfolio company after our investment;

     (vi) the continued performance of our eligible portfolio companies with respect to their operations, including, but not limited to:

          a. continued employment of key personnel, hiring of qualified additional personnel;

          b.   the eligible  portfolio  company's  mitigation  of excessive  and
               extraordinary   costs,  and  achieving   projected   profits  and
               additional customers for their growth;

          c. Any other factors which would otherwise impede our eligible portfolio company in achieving its performance goals upon which we based a favorable return on our investment.

We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-Q or annual report to reflect events or circumstances after the date of this Form 10-Q and annual report or to reflect the occurrence of unanticipated events.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         We have no securities that are subject to interest rate fluctuations, foreign currency risk, commodity price or any other relevant market risks during the period covered by this Quarterly Report. We have not entered into any hedging transactions or acquired any derivative instruments during the period covered by this Quarterly Report.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

1.       Exhibits

Exhibit   Description

3.1       Articles  of   Incorporation   of  Origin   filed  on  April  6,  1999
          (incorporated by reference to Exhibit 3(i) to Form 10 filed by Origin on August 16, 1999)

3.2 Bylaws of Origin. (Incorporated by reference to Exhibit 3(ii) to Form 10 filed by Origin on August 16, 1999)

4.1 Offering Circular for Series A Convertible Preferred Stock Offering dated February 14, 2000. (Incorporated by reference to Exhibit A(1) to Form 1-E filed by Origin on February 15, 2000)

27        Financial Data Schedule.


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          ORIGIN INVESTMENT GROUP, INC.

                           /S/  OMAR A. RIZVI
                           ---------------------------------
                           Omar A. Rizvi, Esq., LL.M.
                           President, Chairman of the Board of Directors

                            /S/ SCOTT K. LINDENBERGER
                           ----------------------------------
                              Scott K. Lindenberger
                           Corporate Secretary, Vice President - Operations