Form 10-Q/A
period 2000-03-31
ORIGIN INVESTMENT GROUP INC
filed 2000-07-27
CIK 1084415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                               (Amendment No. 1)



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     The registrant has 4,121,390 shares of common stock outstanding as of June 6, 2000.

                         PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

                          ORIGIN INVESTMENT GROUP, INC.
                         (A Development Stage Company)

                                 BALANCE SHEET


                                     ASSETS

                                                                 MARCH 31, 2000      DECEMBER 31, 1999
                                                                 (Unaudited)         (Audited)


Current Assets:

     Cash and Cash Equivalents................................... $      13,869      $          908
     Advances to Officer for business expenses................... $           -      $       12,103
     Miscellaneous receivable.................................... $           -      $        4,250
     Prepaid Expense............................................. $           -      $       25,000
     Other....................................................... $           -      $        8,550
                                                                 ---------------    ---------------
     Total Current Assets                                         $      13,869      $       50,811

Restricted Cash                                                   $     638,763      $            -

Property and Equipment:

     Office Equipment............................................ $       4,211      $        4,211
     Less: accumulated depreciation..............................           789                 389
                                                                 ---------------    ---------------
          Remaining Balance:..................................... $       3,422      $        3,882

Total Assets:                                                     $     656,054      $       54,633
                                                                 ---------------    ---------------
                                                                 ---------------    ---------------

                                  LIABILITIES

Current Liabilities:
     Due to Investors............................................ $     882,513      $            -
     Accounts Payable............................................ $      98,703      $       58,062

Total Current Liabilities                                         $      98,703      $       58,062
                                                                 ---------------    ---------------

                              STOCKHOLDERS' EQUITY

Preferred Stock
     $.001 par value, 5,000,000 authorized
     none issued and outstanding................................. $           -      $            -
Common Stock
     $.001 par value, 50,000,000 shares
     authorized, 4,121,390 issued and outstanding................ $       4,121      $        4,000
Paid in capital.................................................. $     598,877      $      396,000
Less:  Subscription receivable...................................      (198,000)     $     (198,000)
Deficit accumulated during development stage.....................      (727,160)     $     (205,429)

Total Stockholders' Equity                                        $    (325,162)     $       (3,429)
                                                                 ---------------    ---------------

Total Liabilities and Stockholders' Equity                        $     656,054      $       54,633
                                                                 ---------------    ---------------



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         ORIGIN INVESTMENT GROUP, INC.
                         (A Development Stage Company)
                     STATEMENT OF OPERATIONS AND (DEFICIT)
                                  (Unaudited)

                                                                 CUMULATIVE
                                                                 AMOUNTS
                                                                 FROM DATE OF
                                                                 INCEPTION
                                                                 (APRIL 6,2000)      THREE MONTHS
                                                                 THROUGH             ENDED
                                                                 MARCH 31, 2000      MARCH 31, 2000
                                                                 ---------------     ---------------

Operating Expenses
     Professional Fees.......................................... $      213,593      $      104,151
     Travel and Entertainment................................... $      130,565      $       98,910
     Office Rent................................................ $       43,615      $       20,608
     Payments to Officers/Directors............................. $       47,369      $       47,369
     Other...................................................... $       86,070      $       50,804
                                                                ---------------     ---------------
TOTAL OPERATING EXPENSES                                         $      521,212      $      321,842

OTHER EXPENSES, net............................................. $      206,059      $      200,000

Interest Income                                                  $          111      $          111
                                                                ---------------     ---------------

NET (loss)                                                       $     (727,160)     $     (521,731)
                                                                ---------------     ---------------
                                                                ---------------     ---------------

Net (LOSS) per common share- BASIC AND DILUTED                  $          (.05)     $        (.05)

Weighted Average Common Shares Outstanding                      $     2,777,357      $    2,777,357
                                                                ---------------     ---------------



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         ORIGIN INVESTMENT GROUP, INC.
                         (A Development Stage Company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY DEFICIENCY
                      For the Period Ending March 31, 2000




                                                                                Deficit
                                                                                Accumulated
                                       Common Stock                             During the
                                   --------------------           Paid-In       Development    Subscription
                                   Shares         Amount          Capital       Stage          Receivable     Total
------------------------------------------------------------------------------------------------------------------------------
Issuance of Shares of
Common Stock                       121,3900       $ 199,998      $ 199,998               -     $ (198,000)    $ 202,000

Net Loss                                  -               -              -      $ (521,731)    $ (198,000)
------------------------------------------------------------------------------------------------------------------------------
Balance, at December 31, 1999       121,390       $ 199,998      $ 199,998      $ (521,731)    $ (198,000)    $ 202,000


                 See accompanying notes to financial statements



                         ORIGIN INVESTMENT GROUP, INC.
                         (A Development Stage Company)

                            STATEMENT OF CASH FLOWS

                   FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                                 CUMULATIVE
                                                                 AMOUNTS
                                                                 FROM DATE OF
                                                                 INCEPTION
                                                                 (APRIL 6,2000)      THREE MONTHS
                                                                 THROUGH             ENDED
                                                                 MARCH 31, 2000      MARCH 31, 2000
                                                                 ---------------     ---------------
Cash provided (applied):

Operating activities:

     Net loss...................................................  $    (727,160)     $    (521,731)

     Adjustments to reconcile net loss to net cash used in operating activities:

          Depreciation..........................................  $         789      $         400
          Decrease in miscellaneous receivable..................             --              4,250
          Decrease in advances to officer.......................             --             12,103
          Decrease in prepaid expenses..........................          2,000             33,550
          Increase in accounts payable..........................         98,703             40,641

TOTAL FROM OPERATING ACTIVITIES                                   $    (627,688)     $    (430,787)


CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of office equipment...............................  $      (4,211)     $           -
                                                                 ---------------    ---------------

Financing activities

     Proceeds from Common Stock Issuances                         $     401,998      $     199,998
     Increase due to Investors                                    $     882,513      $     882,513
     Increase in Restricted Cash                                  $    (638,763)     $    (638,763)
     Proceeds from Common Stock/Series A Preferred Issuances      $   1,284,511      $   1,082,511
                                                                 ---------------    ---------------

TOTAL FROM FINANCING ACTIVITIES                                   $   1,284,511      $   1,082,511
                                                                 ---------------    ---------------

Increase in cash..............................................    $      13,869      $      12,961

Cash balance, beginning of period.............................    $           -      $         908

Cash balance, end of period...................................    $      13,869      $     652,631
                                                                 ---------------    ---------------
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                         ORIGIN INVESTMENT GROUP, INC.
                         (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 1. Origin Investment Group, Inc. ("the Company") was incorporated on April 6, 1999 and is in the business of venture capital, which is providing growth capital to emerging companies. The Company has elected to be regulated as a business development company under the Investment Company Act of 1940 and will operate as a nondiversified company. Since its inception, the Company's efforts have been devoted to raising capital and seeking out companies to acquire. Accordingly, through the date of these financial statements, the Company is considered  to  be in  the  development  stage  and  the  accompanying
          financial   statements   represent   those  of  a  development   stage
          enterprise.

          The Company has experienced losses since inception and has negative cash flows from operations and has a stockholders' equity deficiency. For the quarter ended March 31, 2000, the Company experienced a net loss of 521,731.

          The Company's ability to continue as a going concern is contingent upon its ability to raise additional capital. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

          Management is pursuing various sources to raise capital and has purchase agreements in place to acquire certain companies, contingent on due diligence and the ability to raise capital when needed or obtain such on terms satisfactory to the Company, if at all. Failure to raise capital may result in the Company depleting its available funds and not being able to fund its investment pursuits.


NOTE 2. The accompanying financial statements for the three months ended March 31, 2000 have been prepared, without audit, pursuant to the rules and regulations of the Securities ad Exchange Commission.
          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements and these notes should be read in conjunction with the financial statements of th Company included in the Company's Annual Report of Form 10-K for the period from inception (April 6, 1999) through December 31, 1999. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date and condensed.


NOTE 3. The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of results to be expected for the entire year.

NOTE 4.   RELATED PARTY TRANSACTIONS

          During the quarter ended March 31, 2000 the Company paid $18,888 for legal fees to Rizvi & Associates, LLP, a law firm managed by Mr. Omar
          A. Rizvi, in connection with the proposed acquisition of Encore/Sigma. Mr. Rizvi is an officer and director of the Company and accordingly, this transaction cannot be construed as occurring at arms length.

NOTE 5.   STATUS OF PURCHASE OF ENCORE INVESTMENTS AND SIGMA SOLUTIONS

          The Company was not able to raise the requisite amount of capital necessary to close the purchase of stock of Encore Investments, Inc. and Sigma Solutions, Inc. as outlined in the agreement dated December 31, 1999. The closing was to occur on or before May 16, 2000. Thus, at the present time, the Company and Encore Investments, Inc. and Sigma Solutions, Inc. are currently no longer contractually obligated to consummate a purchase and sale of Encore Investments, Inc. and Sigma Solutions, Inc. stock. The Company has been in discussions with the principals of Encore/Sigma and the principals have agreed to revisit the purchase opportunity upon the Company's ability to secure funds necessary to purchase Encore Investments, Inc. and Sigma Solutions, Inc. stock. Accordingly, the break up fee paid to the principals of Encore/Sigma by the Company in the amount of $200,000 has been forfeited by the Company.


NOTE 6.   EQUITY TRANSACTIONS

          The Company sold 100,000 shares of common stock to an investor on January 18, 2000 for $100,000 and sold 21,390 shares of common stock for $99,998 to another on February 12, 2000. The price of the common stock for the January 19, 2000 sale was based on the Company's reasonable estimate as to the market value of the stock, as the Company's stock had not commenced trading as of that date. This estimate had no basis on the net asset value of the stock, which was considerably lower, nor was any other quantifiable factor used to determine the stock price offered to the accredited investor at the time. The price of the common stock for the February 12, 2000 sales was equal to the closing bid price of the common stock on the date of sale. These investors were persons personally known to Origin officers. Each of the sales was conducted according to the requirements of Regulation E, exempting the shares issued from registration.

          The Company sold 50,000 shares of common stock on April 14, 2000 to an investor personally known to Origin officers. These shares are restricted from resale pursuant to Rule 144 of the Securities Act of 1933. On May 8, 2000 the Company sold 142,000 Units to several accredited investors at an aggregate price of $106,500 or $0.75 per Unit. Each Unit offered is comprised of one common stock and one Class A common stock purchase warrant which is redeemable for one common stock upon the payment of $0.75 to the Company by the warrant holder.

          On May 30, 2000 the Company converted each Class 2 Series A Convertible Preferred Stock and restricted stock award issued in connection therewith into 383.33 Units. Each Class 2 Series A Convertible Preferred shareholder agreed to the conversion. Each Unit offered to the Class 2 Series A shareholder was comprised of one common stock and one Class A Common Stock Purchase Warrant where each Class A Common Stock Purchase Warrant is redeemable for one common stock upon the payment of $1.50 to the Company by the warrant holder.

ORIGIN INVESTMENT GROUP, INC.

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

     B) initiating discussions with several e-business solutions companies, systems integrators and value-added resellers for possible future investment and to become our future eligible portfolio companies; and

     C) negotiating with several venture capital funds, investment funds, accredited investor groups and individual accredited investors in connection with raising capital through the sale of our equity securities.

     Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

     We have experienced a loss since inception and have negative cash flows from operations and have a stockholder's equity deficiency. For the period ended March 31, 2000, we experienced a net loss of $521,731.

     Our ability to continue as a going concern is contingent upon our ability to raise additional capital. In addition, the ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

     The report of the Company's Independent Certified Public Accountants' includes an explanatory paragraph expressing substantial doubt about the our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.


Liquidity and Capital Resources

     Since our inception, we have funded our operations solely through payments received from the sale of our equity securities. Our current liquidity and capital resources are contingent on our ability to continue to fund our operations through the sale of our equity securities. If we are unsuccessful in continuing to raise capital through the sale of our securities, we will have difficulty in meeting our short term obligations and may cease to continue as a going concern. Our ability to sell our equity securities to fund operations and to make investments within identified eligible portfolio companies, in large part, is contingent upon the depth and liquidity of our secondary market of our common stock. Any failure to raise sufficient capital pursuant to the current or future Origin offerings could require us to substantially curtail our portfolio-investment acquisition efforts in general, and could require us to cease operations.

     Our cash flow requirements have continuously exceeded our capital resources during the quarter, requiring us to issue additional equity securities for sale to meet our short term obligations. We anticipate operating at such a deficit for the next several months until we are able to secure additional working capital.

     At the time of filing this Amendment to our quarterly report, we had rescinded the sale of our Series A Convertible Preferred Stock and had issued refund checks to our Class 1 Series A Convertible Preferred Shareholders. The Class 1 shareholders were those Series A holders which had elected to have their funds placed within an escrow account. The refund amount consisted of the principal amount each Class 1 Series A holder had originally invested plus a pro rata share of the interest which had accumulated within the Escrow Account. In addition, on May 30, 2000 we offered to convert each Class 2 Series A Convertible Preferred shareholders Series A shares into Units, where each Unit was comprised of one common stock and one class A common stock purchase warrant. Each original Class 2 Series A Convertible Preferred Shareholder had received one Series A Convertible Preferred share for every $287.50 invested and he/she also received an additional restricted common stock for every $10 they invested by placing their funds "at risk" and not within the escrow account afforded to the Class 1 Series A Shareholders. Each Class 2 Series A Convertible Preferred shareholder of the Company agreed to convert their Series A Convertible Preferred Shares and award of restricted stock in connection therewith in exchange for receiving Units from the Company priced at $0.75 per Unit. Each Unit is comprised of one common stock and one Class A common stock purchase warrant which is redeemable for one common stock upon the payment of $1.50 to the Company.

     On April 14, 2000 we sold 50,000 shares of restricted common stock to an accredited investor who was also personally known to Origin officers. These shares are restricted from resale pursuant to Rule 144 of the Securities Act of 1933. In addition the Company sold 142,000 Units to several accredited investors on May 8, 2000 for an aggregate of $106,500, or $0.75 per Unit. Each Unit offered to these investors is comprised of one common stock and one Class A common stock purchase warrant which is redeemable for one common stock upon the payment of $0.75 to the Company.

     During the quarter ended March 31, 2000 the Company paid $18,888 in legal fees to a law firm which is managed by Mr. Omar A. Rizvi, an officer and director, in connection with legal services performed on behalf of the Company with respect to the Encore/Sigma transaction. We also paid Holleb & Coff, LLP, a law firm located in Chicago, Illinois a retainer in the amount of $40,000 in connection with corporate legal services including preparation of our annual report for fiscal year 1999 and in connection with the Encore/Sigma transaction.

Results of Operations

     Our operations have been limited to obtaining additional capital through the sale of our equity securities and negotiating with additional potential eligible portfolio companies for possible investment. To date we have had negative cash flows and anticipate continuing to do so in the near future. We anticipate that upon completion of an investment within an eligible portfolio company, our operational costs will increase substanially in light of the need to hire additional personnel, including a Chief Financial Officer and additional support staff within our Chicago offices.

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

SPECIAL NOTICE REGARDING FORWARD LOOKING STATEMENTS

         This Form 10-Q, the quarterly report, and certain information provided periodically in writing or orally by the Company's Officers or its agents contains statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words "expect," "believe," "plan," "intend," "estimate", "anticipate", "strategy", "goal" and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements may appear in a number of places in this Form 10-Q and in other places, particularly, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:

     (i) the successful completion of investment(s) within one or more eligible portfolio companies that we have identified, including but not limited to, Encore Investments, Inc. and Sigma Solutions, Inc.; (ii) our liquidity and capital resources; and (iii) our future performance and operating results.

         Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

     (i) any adverse effect or limitations caused by any governmental regulations or actions; (ii) any increased competition in our business of providing venture capital to eligible portfolio companies; (iii) successfully identifying, negotiating, structuring and making investments within one or more eligible portfolio companies; (iv) our ability to raise necessary investment capital within the time frame agreed to between us and the principals of an eligible portfolio company in order to successfully invest in such eligible portfolio company; (v) the continued relationship with and success of the management and owners of an eligible portfolio company after our investment; and

     (vi) the continued performance of our eligible portfolio companies with respect to their operations, including, but not limited to:

     a. continued employment of key personnel, hiring of qualified additional personnel;
     b. the eligible portfolio company's mitigation of excessive and extraordinary costs, and achieving projected profits and additional customers for their growth.
     c. Any other factors which would otherwise impede our eligible portfolio company in achieving its performance goals upon which we based a favorable return on our investment.

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


                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on June 28, 2000 by the undersigned thereunto duly authorized.

                          ORIGIN INVESTMENT GROUP, INC.


                          /s/  OMAR A. RIZVI, ESQ., LL.M.
                          ---------------------------------
                          Omar A. Rizvi, Esq., LL.M.
                          President, Chairman of the Board of Directors


                          /s/ SCOTT K. LINDENBERGER
                          ----------------------------------
                          Scott K. Lindenberger
                          Corporate Secretary, Vice President - Operations