Form 10-Q
period 2000-06-30
ORIGIN INVESTMENT GROUP INC
filed 2000-08-23
CIK 1084415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



     [ x ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2000

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     The registrant has 4,658,389 shares of common stock outstanding as of August 21, 2000.

                         PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

                          ORIGIN INVESTMENT GROUP, INC.
                         (A Development Stage Company)

                                 BALANCE SHEET


                                     ASSETS

                                                                 June 30, 2000       DECEMBER 31, 1999
                                                                 (Unaudited)         (Audited)


Current Assets:

     Cash and Cash Equivalents................................... $       2,936      $          908
     Advances to Officer for business expenses................... $           -      $       12,103
     Miscellaneous receivable.................................... $           -      $        4,250
     Prepaid Expense............................................. $           -      $       25,000
     Other....................................................... $           -      $        8,550
                                                                 ---------------    ---------------
     Total Current Assets                                         $       2,936      $       50,811

Property and Equipment:

     Office Equipment............................................ $       4,211      $        4,211
     Less: accumulated depreciation..............................         1,189                 389
                                                                 ---------------    ---------------
          Remaining Balance:..................................... $       3,022      $        3,882

Other Assets

     Other Long Term Assets...................................... $         676      $            -
                                                                 ---------------     --------------
     Total Other Assets                                                     676                   -

Total Assets:                                                     $       6,634      $       54,633
                                                                 ---------------    ---------------
                                                                 ---------------    ---------------

                                  LIABILITIES

Current Liabilities:
     Accounts Payable............................................ $      53,000      $       58,062

Total Current Liabilities                                         $      53,000      $       58,062
                                                                 ---------------    ---------------

                              STOCKHOLDERS' EQUITY

Common Stock
     $.001 par value, 50,000,000 shares
     authorized, 4,658,389 issued and outstanding................ $       4,658      $        4,000
Paid in capital.................................................. $   1,020,590      $      396,000
Less:  Subscription receivable...................................      (198,000)     $     (198,000)
Deficit accumulated during development stage.....................      (873,615)     $     (205,429)

Total Stockholders' Equity                                        $    ( 46,366)     $       (3,429)
                                                                 ---------------    ---------------

Total Liabilities and Stockholders' Equity                        $       6,634      $       54,633
                                                                 ---------------    ---------------



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         ORIGIN INVESTMENT GROUP, INC.
                         (A Development Stage Company)
                     STATEMENT OF OPERATIONS AND (DEFICIT)
                                  (Unaudited)

                                                                 CUMULATIVE
                                                                 AMOUNTS
                                                                 FROM DATE OF
                                                                 INCEPTION
                                                                 (APRIL 6,1999)      THREE MONTHS
                                                                 THROUGH             ENDED
                                                                 June 30, 2000       June 30, 2000
                                                                 ---------------     ---------------

Operating Expenses
     Professional Fees.......................................... $      155,415      $       53,757
     Travel and Entertainment................................... $      153,648      $       54,739
     Office Expenses............................................ $       45,895      $       21,605
     Payments to Officers/Directors............................. $       61,780      $        8,349
     Other...................................................... $       51,605      $        8,049
                                                                ---------------     ---------------
TOTAL OPERATING EXPENSES                                         $      468,343      $      146,499

OTHER INCOME
     Interest Income............................................ $          156      $           45
     Other Income/Expense....................................... $      200,000      $            -


NET INCOME (loss)                                                $     (668,186)     $     (146,454)
                                                                ---------------     ---------------
                                                                ---------------     ---------------

Net (LOSS) per common share- BASIC AND DILUTED                  $          (.16)     $        (.03)

Weighted Average Common Shares Outstanding                      $     4,228,127      $    4,228,127
                                                                ---------------     ---------------



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         ORIGIN INVESTMENT GROUP, INC.
                         (A Development Stage Company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY / DEFICIENCY
                      For the Period Ending June 30, 2000




                                                            Accompanying                  Deficit
                                                            Warrants                      Accumulated
                                       Common Stock         Issued                        During the
                                   --------------------    ------------    Paid-In        Development    Subscription
                                   Shares         Amount                   Capital        Stage          Receivable     Total
--------------------------------------------------------------------------------------------------------------------------------
Issuance of Shares of
Common Stock
     Issued On:
     05/5/99-12/3/99               4,000,000      $4,000         -         $396,000              -     (198,000)       $202,000
     01/18/00                        100,000      $  100         -         $ 99,900              -            -        $100,000
     02/12/00                         21,390      $   21         -         $ 99,977              -            -        $ 99,998
     04/14/00                         50,000      $   50         -         $ 49,950              -            -        $ 50,000
     05/08/00                        142,000      $  142   142,000         $106,358              -            -        $106,500
     05/30/00                        324,999      $  325   324,999         $243,425              -            -        $243,750
     06/12/00                         20,000      $   20         -         $ 24,980              -            -        $ 25,000
Net Loss                                   -           -         -                -       (873,615)           -        (873,615)
---------------------------------------------------------------------------------------------------------------------------------
Balance, at June 30, 2000          4,658,389      $4,658   466,999         $1,020,590     (873,615)      (198,000)     ( 46,367)


                 See accompanying notes to financial statements



                         ORIGIN INVESTMENT GROUP, INC.
                         (A Development Stage Company)

                            STATEMENT OF CASH FLOWS

                   FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                                 CUMULATIVE
                                                                 AMOUNTS
                                                                 FROM DATE OF
                                                                 INCEPTION
                                                                 (APRIL 6,1999)      THREE MONTHS
                                                                 THROUGH             ENDED
                                                                 June 30, 2000       June 30, 2000
                                                                 ---------------     ---------------
Cash provided (applied):

Operating activities:

     Net loss...................................................  $    (873,615)     $    (146,454)

     Adjustments to reconcile net loss to net cash used in operating activities:

          Depreciation..........................................  $       1,190      $         400
          Decrease in miscellaneous receivable..................             --                 --
          Decrease in advances to officer.......................             --                 --
          Decrease in prepaid expenses..........................          2,000                 --
          Increase (Decrease) in accounts payable...............         53,000            (45,703)

TOTAL FROM OPERATING ACTIVITIES                                   $    (817,425)     $    (191,757)


CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of office equipment...............................  $      (4,211)     $           -
     Purchase of Investment Securities..........................  $        (676)              (676)
                                                                 ---------------    ---------------
     Net Cash (used in) investing activities....................  $      (4,887)              (676)

Financing activities

     Proceeds from Common Stock Issuances                         $     825,248      $     181,500
     Proceeds from Class 2 Series A Conversion to Common Stock    $           -      $     243,750
     Reduction of amounts due investors                           $           -      $    (882,513)
                                                                 ---------------    ---------------
     Net cash provided by (used in) financing activities........  $     825,248      $    (457,263)
                                                                 ---------------    ---------------


Increase (decrease) in cash.....................................  $       2,936      $    (649,696)

Cash balance, beginning of period.............................    $           -      $     652,631

Cash balance, end of period...................................    $       2,936      $       2,936
                                                                 ---------------    ---------------
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                         ORIGIN INVESTMENT GROUP, INC.
                         (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 1. Origin Investment Group, Inc. ("the Company") was incorporated on April 6, 1999 and is in the business of venture capital, which is providing growth capital to emerging companies. The Company has elected to be regulated as a business development company under the Investment Company Act of 1940 and will operate as a nondiversified company. Since its inception, the Company's efforts have been devoted to raising capital and seeking out companies to invest in.
          Accordingly, through the date of these financial statements, the Company is considered to be in the development stage and the accompanying financial statements represent those of a development stage enterprise.

          The Company has experienced losses since inception and has negative cash flows from operations and has a stockholders' equity deficiency. For the quarter ended June 30, 2000, the Company experienced a net loss of 146,454.

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


NOTE 2. The accompanying financial statements for the three months ended June 30, 2000 have been prepared, without audit, pursuant to the rules and regulations of the Securities ad Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements and these notes should be read in conjunction with the financial statements of the Company included in the Company's Annual Report of Form 10-K for the period from inception (April 6, 1999) through December 31, 1999. The balance sheet at
          December 31, 1999 has been derived from the audited financial statements at that date and condensed.


NOTE 3. The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. Results of operations for the three months ended June 30, 2000 are not necessarily indicative of results to be expected for the entire year.

NOTE 4.   RETURN OF FUNDS HELD IN ESCROW RE ENCORE/SIGMA TRANSACTION

          On June 23, 2000, the Company returned to its Class 1 Series A Convertible Preferred Stockholders an aggregate of $638,762.50 plus interest accrued from the date the escrow was established to the date of the disbursements. These funds, previously classified as "restricted cash" were returned to the Class 1 Preferred stockholders in connection with the escrow agreement, which indicated that in the event that the purchase of Encore Investments, Inc. and Sigma Solutions, Inc was not consummated, all funds deposited within the escrow account, plus interest accrued, would be returned to all Class 1 Preferred Stockholders.

NOTE 5.   EQUITY TRANSACTIONS DURING SECOND QUARTER

          The Company sold 50,000 shares of common stock on April 14, 2000 to an investor personally known to Origin officers. These shares are restricted from resale pursuant to Rule 144 of the Securities Act of 1933.

          On May 8, 2000 the Company sold 142,000 Units to eleven accredited investors for an aggregate of $156,500 or $0.75 per Unit. Each Unit was comprised of one share of common stock and one Class A common stock purchase warrant. Each Class A common stock purchase warrant is redeemable for one restricted common stock upon a payment of $.75 per warrant. The price of the Unit was equal to the closing bid price of the Company's common stock on the date of sale. The Unit sales were conducted according to the requirements of Regulation E, exempting the common stock portion of the Unit from registration under the Securities Act of 1933. The Class A warrants nor the underlying common stock were registered or filed for exemption pursuant to Regulation E.

          On May 30, 2000 the Company converted each Class 2 Series A Convertible Preferred Stock and restricted stock award issued in connection therewith into 383.33 Units. Each Class 2 Series A Convertible Preferred shareholder agreed to the conversion. Each Unit offered to the Class 2 Series A shareholder was comprised of one common stock and one Class B Common Stock Purchase Warrant where each Class B Common Stock Purchase Warrant is redeemable for one common stock upon the payment of $1.50 to the Company by the warrant holder. As a result of this conversion, the Company issued 324,999 shares of common stock to the Class 2 Series A Convertible Preferred Stockholders.

          On June 12, 2000 the Company sold 20,000 shares of its restricted common stock to two accredited investors for $25,000 or $1.25 per share. This sale was conducted in accordance to Section 4(6) of the Securities Act of 1933 as a private placement transaction.

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

Overview

     We are a business development company incorporated in the State of Maryland on April 6, 1999. We are in the start up stage and we have not had any revenues to date and we have not made any investments. Since inception our operations have been limited to identifying, investigating and conducting due diligence upon private companies involved within the Information Technology industry for the purpose of investing in such companies. Our strategy is to identify several profitable IT service businesses, invest in such companies, consolidate their operations and technologies to create a profitable e-business solutions company.

     Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

     We have experienced a loss since inception and have negative cash flows from operations and have a stockholder's equity deficiency. For the period ended June 30, 2000, we experienced a net loss of $146,454.

     Our ability to continue as a going concern is contingent upon our ability to raise additional capital. In addition, the ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

     The report of the Company's Independent Certified Public Accountants' includes an explanatory paragraph expressing substantial doubt about the our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern. This quarterly report has not been reviewed by our Independent Certified Public Accountants.


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

     Our cash flow requirements have continuously exceeded our capital resources during the quarter, requiring us to issue additional equity securities for sale to meet our short term obligations. We anticipate operating at such a deficit for the next several months until we are able to secure additional working capital. The return of funds received from our Class 1 Series A Preferred Stockholders has significantly decreased our liquidity and capital resources.

     $5,000,000 EQUITY LINE OF CREDIT

     On June 14, 2000 we entered into an agreement ("FFC Agreement") with First Fidelity Capital, Inc. ("FFC") an investment advisor to the Alpha Group of Funds, ("Alpha Funds"), whereby the Alpha Funds have committed to purchase five million dollars ($5,000,000) of our common stock (the "Put" or "Put Right") from time to time during a period of twelve months and subject to our satisfaction of certain conditions as described in a subscription agreement with the Alpha Funds ("Equity Funding Line of Credit"). The Equity Funding Line of Credit is subject to, among other things, the completion of a Regulation E Common Stock Private Equity Line Subscription Agreement ("Subscription Agreement") and obtaining third party approvals and opinions. Our ability to draw on this Equity Funding Line of Credit is directly tied to the trading activity within our common stock on the over-the-counter market. Our Put Right is limited to a maximum of $500,000 and a minimum of $100,000 but is subject always to a limit of two (2) times the "Trading Volume" on the trading day immediately preceding delivery of the draw notice by us to the Alpha Funds. Trading Volume is defined in the FFC Agreement as the dollar amount of the average close bid price and average daily trading volume over the twenty (20) trading days preceding the put date. We are allowed to exercise our Put Rights every 15 trading days following the preceding exercise of a Put Right. This Equity Funding Line of Credit, subject to our ability to favorably market our company and thereby generate Trading Volume within our common stock, will have a significantly favorable effect on our ability to meet our short term obligations as well as provide us with additional capital to make investments within one or more eligible portfolio companies.

     INITIATION OF PUBLIC AND INVESTOR RELATIONS CAMPAIGN

     Management is confident that further amounts of equity capital in the form of additional equity lines of credit as well as private placement and secondary offerings will be available to the Company after the Company successfully commences a public and investor relations campaign to bring awareness to the Company's business plan and to the businesses in which Origin will invest. Such a campaign of public and investor relations has not yet commenced since management has held the position from inception that such a campaign should only commence once one or more eligible portfolio companies have been successfully identified and agreements to invest in such companies are in place. As of the date of filing this quarterly report, the Company had begun due diligence investigations of several public relations and investor relations firms.

Results of Operations

     Our operations have been limited to obtaining additional capital through the sale of our equity securities and negotiating with additional potential eligible portfolio companies for possible investment. To date we have had negative cash flows and anticipate continuing to do so in the near future. We anticipate that upon completion of an investment within an eligible portfolio company, our operational costs will increase substanially in light of the need to hire additional personnel, including a Chief Financial Officer and additional support staff.

     During the current quarter our management team has vigorously been eliminating and rectifying ongoing operational and administrative matters to more effectively continue with its ongoing efforts to strengthen and ultimately bring profitability to the Company and its shareholders. Specifically, we have now incorporated the use of a robust accounting system, Platinum for Windows(tm) which will allow us to more effectively prepare our financial statements for timely incorporation within our interim reports.

     Our strategy and plan for the remainder of this fiscal year is to raise additional capital through the sale of our stock and purchase controlling interests within one or more profitable private businesses involved in the Internet infrasturcture and services sector of the IT industry. Our investment strategy is to acquire controlling interests within two or more "core" profitable IT businesses involved in ASP, Systems Integration and Internet Services to create, on consolidation of such entities, a profitable e-business solutions company that provides its customers with web/e-commerce applications, IT consulting and solutions and other value added services and which utilizes ASP delivery and co-location hosting strategies on a cost effective basis to end users. We intend on creating such an eligible portfolio company by consolidating one or more systems integrators, value added resellers and a cutting edge e-business solutions companies that we have identified and may identify over the next several months. Our initial investments will be within these "core" businesses that have built and have executed profitable business models and therafter combine such core businesses with technology resources found within development stage Internet web design and e-commerce integration companies.

     ENCORE/SIGMA TRANSACTION

     On June 5, 2000 we determined that it was not advisable to further pursue any investment opportunity with Encore Investments, Inc. and Sigma Solutions, Inc., ("Encore/Sigma") on account of Encore/Sigma's poor financial performance during the first two quarters of fiscal year 2000. Although we had invested a significant amount of time and capital into the acquisition of Encore/Sigma, it was determined by our Board and management that an all cash purchase of Encore/Sigma capital stock was not advisable in lieu of Encore/Sigma's less than expected performance this fiscal year. Although a future possible investment within Encore/Sigma has not been ruled out, we have commenced discussions and investigations with several other profitable "core" portfolio companies.

     RECENT DEVELOPMENTS- TRANSITION 1 / MANAGEMENT ACCOUNTING SYSTEMS, INC.

     As of the date of filing of this quarterly report, we have identified and have commenced negotiations with a profitable potential eligible portfolio company which meets and exceeds our investment criteria. This company, Transition 1/Management Accounting Systems, Inc. ("T1/MAS") based in California, historically has operated as a profitable value added reseller of Epicor(tm) (NASDAQ:EPIC) business software including popular middle market accounting software Platinum(tm) and Platinum for Windows(tm). T1/MAS has embarked recently on an aggressive campaign to become a preeminent accounting software solutions provider over the internet by launching its new subsidiary company and accompanying website, www.iacctg.com iAcctg.com is an Application Service Provider (ASP) leader delivering Enterprise Management Systems to progressive corporations that help them achieve competitive advantages through the strategic integration of technology, people, and processes. iAcctg.com allows clients to access to the award winning Epicor Suite of business software, including one of today's premier accounting solutions, Platinum for Windows(tm), as well as choose from a number of other integrated application(s) to fit their business needs and pay one low, monthly cost. iAcctg.com offers ECommerce, accounting, customer relationship management (CRM), sales force automation, knowledge management, human resources, payroll, office productivity, fixed assets, collection management and more. IAcctg.com's Enterprise Resource Planning (ERP) solutions integrate seamlessly, front office to back office, so clients do not have to duplicate their work. iAcctg.com's applications are managed in a secure data center, providing the client with 24 x 7 access to their applications over the Internet. iAcctg.com's rapid implementation plan can have a company up and running in days (rather than weeks, months or years). Clients typically sign up for renewable three year contracts that contain multiple levels of support for their applications.

SPECIAL NOTICE REGARDING FORWARD LOOKING STATEMENTS

         This Form 10-Q, the quarterly report, and certain information provided periodically in writing or orally by the Company's Officers or its agents contains statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words "expect," "believe," "plan," "intend," "estimate", "anticipate", "strategy", "goal" and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements may appear in a number of places in this Form 10-Q and in other places, particularly, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:

     (i) the successful completion of investment(s) within one or more eligible portfolio companies that we have identified, (ii) our liquidity and capital resources; and (iii) our future performance and operating results.

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

                           PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.

     On May 30, 2000 we provided each investor who originally invested funds pursuant to the Class 2 Series A Convertible Preferred Offering the opportunity to receive, in exchange for their every Series A Convertible Preferred shares and additional restricted shares awarded pursuant to that offering, 383.33 Units. Each Unit was comprised of one common stock and one Class A common stock purchase warrant. Each Class A common stock purchase warrant is redeemable for one common stock upon the payment of $1.50 redemption price per warrant. All Class 2 Series A Convertible Preferred shareholders agreed to the conversion proposed, which resulted in the issuance of 324,999 Units. This conversion resulted in the removal of all Series A Convertible Preferred shares that had been previously issued. At the present time, we do not have any class of Preferred Shares issued and outstanding.

   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

     On April 14, 2000 we sold directly to a known accredited investor 50,000 shares of common stock, restricted pursuant to Rule 144, for $50,000 or $1.00 per share. This transaction was conducted privately in reliance on Sections 4(2) and/or 4(6) of the Securities Act of 1933.

     On May 8, 2000 we sold 142,000 Units to eleven accredited investors for an aggregate of $106,500 or $.75 per Unit. Each Unit sold was comprised of one common stock and one Class A common stock purchase warrant. Each Class A common stock purchase warrant is redeemable for one share of common stock upon payment of $.75 by the warrant holder to the Company (redemption price). The common stock portion of the Unit was registered pursuant to Rule 606 of Regulation E. However, the Class A common stock purchase warrants and the underlying common stock to such warrants have not been regsitered and are restricted pursuant to Rule 144 of the Securities Act of 1933. We relied on Rule 606 of Regulation E and Sections 4(2) and/or 4(6) of the Securities Act of 1933 with respect to these transactions.

     On June 12, 2000 the Company sold 20,000 shares of its restricted common stock to two accredited investors for $25,000 or $1.25 per share. This sale was conducted in accordance to Section 4(6) of the Securities Act of 1933 as a private placement transaction.

     The Company has revoked its previous offering of 16,000 of its Series A Convertible Preferred Shares for an aggregate of $4,600,000 originally filed on February 29, 2000, pursuant to Regulation E. This offering was not completed and no Series A Convertible Preferred shares were issued. The Series A Convertible Preferred Shares were offered at $287.50 each to two classes of investors, Class 1 and Class 2. Class 1 investors were provided with an escrow within which their investment was deposited and structured where no funds were to be released to Origin unless an aggregate of $2,650,000 was deposited within this escrow account by May 16, 2000. (The purpose of the funds to be raised pursuant to this offering was to assist Origin in making an investment in the common stock of Encore Investments, Inc. and Sigma Solutions, Inc., two identified eligible portfolio companies.) An aggregate of $638,000 was raised from Class 1 Series A Convertible Preferred Investors. Class 2 Series A Convertible Preferred Investors were offered an additional share of common stock ("Incentive Stock") for every $10 invested as an additional incentive to putting their funds at risk to be used by the Company immediately upon receipt. An aggregate of $243,750 was raised from three Class 2 Series A investors. Each of these three Class 2 Series A investors have agreed to exchange their interest in the Series A Convertible Preferred Stock and the accompanying Incentive Stock for Units from the Company. Each Unit offered to the Class 2 Series A Convertible Preferred investors is comprised of one common stock and one Class A Common Stock Purchase Warrant which is redeemable into one common stock upon the additional payment of $1.50 per Class A Common Stock Purchase Warrant to the Company. The Units were priced at $0.75 per Unit to reflect the reduction in the fair market value of the Company's common stock on the date of issuance (May 30, 2000). Hence, no Series A Convertible Preferred Shares have been issued and all funds held in escrow on behalf of the Class 1 shareholders have been returned to them at the date of filing the notice of withdrawal of this offering.

Item 5.   Other Items

     On June 4, 2000, the Company entered into an agreement with International Investor Relations Group, Inc. ("IIRG") to provide investor relations services to Origin which include:

(a) organizing and co-attending a 28 city road show throughout the United States which will reach between 600-750 brokers, fund managers, and financial advisors;
(b) Three Media Placements - Opportunist Magazine, Stockbrokers Magazine, and Buyside Magazine;
(c) Six Media Placements in Stock/Card deck reaching 600,000 + investors-Standard stockdeck/broker deck mailers directly mailed to the Readers of Money World, Bull & Bear, Louis Rukerser, WS Insiders Guide, Growth Stocm Report Investors Daily Newswire
(d) Twenty four Newsreleases, includes broadcast fax to all interested parties-News releases by Business Newswire and picked up by Bloomberg, Dow Jones News Service, Reuters, etc.
(e) Research Report 6-8 page full color (f) Due Diligence Request fulfillment for one year (g) Broker Card- 2 sided full color (5000 printed).

    The above services will commence within the next several weeks and is contingent upon payment for the above mentioned services to IIRG by Company. Origin anticipates commences the investor and public relations campaign with IIRG upon the successful closing of its initial investment transaction.

     We have begun investigating the prospect of relocating our headquarters from Chicago to the Los Angeles area. We anticipate that this relocation will not materially impact our operations.


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


                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on August 21, 2000 by the undersigned thereunto duly authorized.

                          ORIGIN INVESTMENT GROUP, INC.


                          /s/  OMAR A. RIZVI
                          ---------------------------------
                          Omar A. Rizvi
                          President, Chairman of the Board of Directors