Form 10-Q
period 2000-09-30
ORIGIN INVESTMENT GROUP INC
filed 2000-11-22
CIK 1084415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



     [ x ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2000

                                       or

     [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______ to _______________

                         Commission File No. ___________


                          ORIGIN INVESTMENT GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Maryland                                       36-4286069
-------------------------------------               ----------------------------
(State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

         1620 26th Street, Third Floor, Santa Monica, CA  90266
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (310) 255-8834
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

       980 North Michigan Avenue, Suite 1400, Chicago, Illinois 60611
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     The registrant has 5,353,216 shares of common stock outstanding as of November 20, 2000.

                         PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS
The accompanying notes are an integral part of these financial statements.


                          ORIGIN INVESTMENT GROUP, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

              September 30, 2000 (Unaudited) and December 31, 2000

                                     ASSETS


                                                                                   September 30,     December 31,
                                                                                       2000              1999
                                                                                  ---------------- -----------------
                                                                                  ---------------- -----------------
Cash and cash equivalents                                                                 $33,431        $     908
Advances to officer for business expenses                                                      --           12,103
Miscellaneous receivable                                                                       --            4,250
Prepaid expenses                                                                               --           25,000
Other assets                                                                                4,000            8,550


       Total Current Assets                                                                37,431           50,811


PROPERTY AND EQUIPMENT, Net                                                                 2,622            3,822


OTHER ASSETS
 Other long term assets                                                                     8,339               --


       TOTAL ASSETS                                                                       $48,392          $54,633




                          ORIGIN INVESTMENT GROUP, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

              September 30, 2000 (Unaudited) and December 31, 1999


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                                                   September 30,     December 31,
                                                                                       2000              1999
                                                                                  ---------------- -----------------
                                                                                  ---------------- -----------------
LIABILITIES
  Accounts payable and accrued expenses                                             $      61,971      $    58,062
  Loans payable                                                                            50,000               --


       TOTAL LIABILITIES                                                                  111,971           58,062


COMMITMENTS


STOCKHOLDERS' EQUITY
 Common stock, $.001 par value, 50,000,000 shares authorized;
  5,353,216 and 4,000,000, respectively, issued and outstanding                             5,353            4,000
 Paid-in-capital                                                                        2,471,063          396,000
 Options and Warrants                                                                    (800,543)              --
 Subscription receivable                                                                 (705,500)        (198,000)
 Deficit accumulated during development stage                                          (1,033,952)        (205,429)


       TOTAL STOCKHOLDERS' DEFICIENCY                                                     (63,579)          (3,429)


       TOTAL LIABILITIES AND STOCKHOLDERS'
         DEFICIENCY                                                                 $      48,392    $      54,633


                          (A Development Stage Company)

                      STATEMENTS OF OPERATIONS (UNAUDITED)

     For the Three Months and Nine Months ended September 30, 2000 and 1999 and for the Period April 6, 1999 (Inception) Through September 30, 2000

                                                                                                          For the
                                                                                                       Period April
                                                                                                          6, 1999
                                                                                                        (Inception)
                                                                                                          through
                                             Three Months Ended              Nine Months Ended           September
                                               September 30,                   September 30,             30,
                                       ------------------------------- ------------------------------- --------------
                                       --------------- --------------- --------------- --------------- --------------
                                            2000            1999            2000            1999            2000
                                       --------------- --------------- --------------- --------------- --------------
                                       --------------- --------------- --------------- --------------- --------------
OPERATING EXPENSES
 Professional fees                             8,995            --           164,170            --           273,612
 Travel and entertainment                     30,049            --           183,697            --           215,352
 Office expenses                              15,969            --            62,104            --            85,111
 Payments to
  officers/directors                          51,142            --           112,921            --           112,921
 Others                                       17,905            --            69,510            --           104,776

   TOTAL OPERATING
    EXPENSES                                 124,060            --           592,402            --           791,772

OTHER EXPENSES
 Interest expense, net                        36,277            --            36,121            --            36,121

 Other expenses                                   --            --           200,000            --           206,059

   TOTAL OTHER
    EXPENSES (INCOME)                        (36,277)           --           236,121            --           242,180

   NET LOSS                                $(160,337)          $--         $(828,523)          $--       $(1,033,952)


NET LOSS PER COMMON SHARE
   - BASIC                                   $(0.03)            --            $(0.19)           --            $(0.24)
   - DILUTED                                 $(0.03)            --            $(0.17)           --            $(0.22)

WEIGHTED AVERAGE SHARES OUTSTANDING

   - BASIC                                 4,875,460            --          4,445,868           --         4,224,573
   - DILUTED                               5,254,735            --          4,825,143           --         4,603,848


   The accompanying notes are an integral part of these financial statements.


                          ORIGIN INVESTMENT GROUP, INC.
                          (A Development Stage Company)

               STATEMENTS OF STOCKHOLDERS' DEFICIENCY

     For the Period April 6, 1999 (Inception) through December 31, 1999 and
--------------------------------------------------------------------------------
            For the Nine Months ended September 30, 2000 (unaudited)

                                                                                                                Deficit
                                                                                                              Accumulated
Issuance Of Shares Of                                                                                           During
Common Stock                                                   Paid-in       Options and      Subscription      Development
Issued On:                          Common Stock               Capital       Warrants         Receivable          Stage        Total
------------------------------------------------------------------------------------------------------------------------------------
                                   Shares         Amount
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

5/5/99 - 12/3/99                    4,000,000      4,000    $   396,000         $ --          $198,000)    $       --     $ 202,000
Net loss                                   --         --              --          --                 --       (205,429)    (205,429)

         BALANCE AT 12/21/99        4,000,000      4,000        396,000           --           (198,000)      (205,429)     (3,429)

1/18/2000                             100,000        100         99,900           --                 --            --       100,000
2/12/2000                              21,390         21         99,977           --                 --            --        99,998
4/14/2000                              50,000         50         49,950           --                 --            --        50,000
5/8/2000                              142,000        142        106,358           --                 --            --       106,500
5/30/2000                             324,999        325        243,425           --                 --            --       243,750
6/12/2000                              20,000         20         24,980           --                 --            --        25,000
8/24/2000                             344,827        345         99,655           --                 --            --       100,000
9/12/2000                             350,000        350        507,150           --           (507,500)           --            --
Issuance of warrants                       --         --        843,668     (800,543)                --            --        43,125
Net loss                                   --         --             --           --                 --      _ (828,523)   (828,523)

         BALANCE AT 9/30/00          5,353,216     5,353     $2,471,063    $(800,543)         $(705,500)     $(1,033,952) $ (63,579)


   The accompanying notes are an integral part of these financial statements.

                          ORIGIN INVESTMENT GROUP, INC.
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                For the Nine Months Ended September 30, 2000 and
--------------------------------------------------------------------------------
       For the period April 6, 1999 (Inception) Through September 30, 2000

                                                                                                    For the Period
                                                                                                     April 6, 1999
                                                                                                      (Inception)
                                                                                                        Through
                                                                                   September 30,     September 30,
                                                                                        2000             2000
                                                                                  ---------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                              $(828,523)     $(1,033,952)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                                                          1,200            1,589
    Amortization of financing costs                                                       43,125           43,125
    Decrease in miscellaneous receivable                                                   4,250               --
    Decrease in advances to Officer                                                       12,103               --
    Decrease in prepaid expenses                                                          25,000               --
    Increase in other assets                                                              (3,113)         (11,663)
    Increase in accounts payable and accrued expenses                                      3,909           61,971

       TOTAL ADJUSTMENTS                                                                  86,474           95,022

       NET CASH PROVIDED BY OPERATING ACTIVITIES                                        (742,049)        (938,930)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of office equipment                                                                --           (4,211)
  Purchase of investment securities                                                         (676)            (676)

       NET CASH USED IN INVESTING ACTIVITIES                                                (676)          (4,887)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Proceeds from common stock issuance                                                    725,248          927,248
  Proceeds from notes payable                                                             80,992           80,992
  Repayment of note payable                                                              (30,992)         (30,992)

       NET CASH USED IN FINANCING ACTIVITIES                                             775,248          977,248

       NET INCREASE IN CASH AND
        CASH EQUIVALENTS                                                                  32,523           33,431

CASH AND CASH EQUIVALENTS - Beginning                                                        908               --

CASH AND CASH EQUIVALENTS  - Ending                                                 $     33,431     $     33,431


                         ORIGIN INVESTMENT GROUP, INC.
                          (A Development Stage Company)

                 STATEMENTS OF CASH FLOWS (UNAUDITED), continued

                For the Nine Months Ended September 30, 2000 and
--------------------------------------------------------------------------------
       For the period April 6, 1999 (Inception) Through September 30, 2000



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                                                    For the Period
                                                                                                     April 6, 1999
                                                                                                      (Inception)
                                                                                                        Through
                                                                                   September 30,     September 30,
                                                                                        2000             2000
                                                                                  ---------------- -----------------
Cash paid during the years for:

  Interest                                                                                $50                $50


Non-cash financing activities:

  Subscription receivable for common stock subscribed
   in connection with an offering                                                    $507,500           $705,500

                          ORIGIN INVESTMENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - Description of Business

     Origin Investment Group, Inc. (the "Company") was incorporated on April 6, 1999 and is in the business of venture capital, which is providing growth capital to emerging companies. The Company has elected to be regulated as a business development company under the Investment Company Act of 1940 and will operate as a nondiversified company. Since its inception, the Company's efforts have been devoted to raising capital and seeking out companies to invest in. Accordingly, through the date of these financial statements, the Company is considered to be in the development stage and the accompanying financial statement represent those of a development stage enterprise.

     The Company has experienced losses since inception and has negative cash flows from operations and has a stockholders' deficiency. For the quarter ended September 30, 2000, the Company experienced a net loss of $160,337.

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


NOTE 2 - Presentation

     The accompanying balance sheet of the Company as of September 30, 2000, the related statement of operations and cash flow for the nine months ended September 30, 2000 have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements and these notes should be read in conjunction with the financial statements of the Company included in the Company's Annual Report of Form 10-K for the period from inception (April 6,
1999) through December 31, 1999. The balance sheet at December 31, 1999 has been derived from the audited financial statement at that date and condensed.


NOTE 2 - Presentation, continued

     The information furnished herein reflects all adjustments consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. Results of operations for the nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the entire year.


NOTE 3 - Status of Purchase of Encore Investments and Sigma Solutions

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


NOTE 4 - Return of Funds Held in Escrow Re Encore/Sigma Transaction

     On June 23, 2000, the Company returned to its Class 1 Series A Convertible Preferred Stockholders an aggregate of $638,762.50 plus interest accrued from the date the escrow was established to the date of the disbursements. These funds, previously classified as "restricted cash" were returned to the Class 1 Preferred stockholders in connection with the escrow agreement, which indicated that in the event that the purchase of Encore Investments, Inc. and Sigma Solutions, Inc. was not consummated, all funds deposited within the escrow account, plus interest accrued, would be returned to all Class 1 Preferred Stockholders.


NOTE 5 - Equity Transactions

     The Company sold 100,000 shares of common stock to an investor on January 18, 2000 for $100,000 and sold 21,390 shares of common stock for $99,998 to another on February 12, 2000. The price of the common stock for the January 19, 2000 sale was based on the Company's reasonable estimate as to the market value of the stock, as the Company's stock had not commenced trading as of that date. This estimate had no basis on the net asset value of the stock, which was considerably lower, nor was any other NOTE 5 - Equity Transactions, continued

     quantifiable factor used to determine the stock price offered to the accredited investor at the time. The price of the common stock for the February 12, 2000 sales was equal to the closing bid price of the common stock on the date of sale. These investors were persons personally know to Origin officers. Each of the sales was conducted according to the requirements of Regulation E, exempting the shares issued from registration.

     The Company sold 50,000 shares of common stock on April 14, 2000 to an investor personally known to Origin officers. These shares are restricted from resale pursuant to Rule 144 of the Securities Act of 1933.

     On May 8, 2000 the Company sold 142,000 Units to eleven accredited investors for an aggregate of $106,500 or $0.75 per Unit. Each Unit was comprised of one share of common stock and one Class A common stock purchase warrant. Each Class A common stock purchase warrant is redeemable for one restricted common stock upon a payment of $.75 per warrant. The price of the Unit was equal to the closing bid price of the Company's common stock on the date of sale. The Unit sales were conducted according to the requirements of Regulation E, exempting the common stock portion of the Unit from registration under the Securities Act of 1933. The Class A warrants nor the underlying common stock were registered or filed for exemption pursuant to Regulation E.

     On May 30, 2000 the Company converted each Class 2 Series A Convertible Preferred Stock and restricted stock award issued in connection therewith into
383.33 Units. Each Class 2 Series A Convertible Preferred shareholder was comprised of one common stock and one Class B Common Stock Purchase Warrant where each Class B Common Stock Purchase Warrant is redeemable for one common stock upon the payment of $1.50 to the Company by the warrant holder. As a result of this conversion, the Company issued 324,999 shares of common stock to the Class 2 Series A Convertible Preferred Stockholders.

     On June 12, 2000 the Company sold 20,000 shares of its restricted common stock to two accredited investors for $25,000 or $1.25 per share. This sale was conducted in accordance to Section 4(6) of the Securities Act of 1933 as a private placement transaction.

     On August 24, 2000 the Company sold an aggregate of 344,827 shares of common stock to ten investors at a purchase price of $.29 per share, based on the closing bid price on that date. Total funds received was $99,999.98. The shares were exempt pursuant to being issued in accordance with Rule 606 of Regulation E of the Securities Act of 1933. These shares were issued to accredited investors and a Form 1-E was filed with the Securities and Exchange Commission.

     On September 12, 2000, the Company sold an aggregate of 350,000 shares of its common stock to an accredited investor residing in Frankfurt, Germany at a purchase price of $1.45 per share. The offering was conducted pursuant to and in accordance with Regulation E. The Company received an aggregate of $507,500 from the sale during the month of October, 2000 and booked the transaction as a subscription receivable during the Third Quarter.

NOTE 6 - Short Term Bridge Loan

     On July 10,  2000,  July 19,  2000,  August 9, 2000 and August 10, 2000 the
Company received an aggregated of $80,992 in the form of short term bridge loans from four accredited investors. These bridge loans varied in duration between one month and three months prior to maturity and carried simple interest rates between 8-12% per annum. Each bridge loan payee also received an issuance of Class A Common Stock Purchase Warrants for an aggregate of 248,968 warrants, exercisable at $.40 per share that were redeemable for between one to four shares of common stock for every dollar loaned. As of the date of this quarterly report filing, all principal and interest had been returned to each of the four accredited investors.

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

     We have experienced a loss since inception and have negative cash flows from operations and have a stockholder's equity deficiency. For the period ended September 30, 20000, we experienced a net loss of $160,337.

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

Liquidity and Capital Resources

     Since our inception, we have funded our operations solely through payments received from the sale of our equity securities and from short term bridge loans received from certain accredited investors. Our current liquidity and capital resources are contingent on our ability to continue to fund our operations through the sale of our equity securities. If we are unsuccessful in continuing to raise capital through the sale of our securities, we will have difficulty in meeting our short term obligations and may cease to continue as a going concern. Our ability to sell our equity securities to fund operations and to make investments within identified eligible portfolio companies, in large part, is contingent upon the depth and liquidity of our secondary market of our common stock. Any failure to raise sufficient capital pursuant to the current or future Origin offerings could require us to substantially curtail our portfolio-investment acquisition efforts in general, and could require us to cease operations.

     Our cash flow requirements have continuously exceeded our capital resources during the quarter, requiring us to issue additional equity securities for sale to meet our short term obligations. We anticipate operating at such a deficit for the next several months until we are able to secure additional working capital.

     INCREASE TO STRUCTURED EQUITY FUNDING LINE

     One September 12, 2000 we entered into a revised agreement ("Revised FFC Agreement") with First Fidelity Capital, Inc. ("FFC") an investment advisor to the Alpha Group of Funds, ("Alpha Funds"), whereby the Alpha Funds have committed to purchase an initial five million dollars ($5,000,000) as previosuly agreed pusuant to our June 14, 2000 FFC Agreement (See Form 10-Q for Second Quarter 2000 incorporated by reference herein) of our common stock and increase and have amended this commitment whereby Alpha Funds agree to purchase an additional five million dollars ($5,000,000) of our common stock if we draw down at least two million dollars ($2,000,000) during the first six months upon commencement of the funding line. The Structured Equity Funding Line is subject to, among other things, the completion of a Regulation E Common Stock Private Equity Line Subscription Agreement ("Subscription Agreement") and obtaining third party approvals and opinions. Our ability to draw on this Structured Equity Funding Line is directly tied to the trading activity within our common stock on the over-the-counter market. Our Put Right is limited to a maximum of $500,000 and a minimum of $100,000 but is subject always to a limit of two (2) times the "Trading Volume" on the trading day immediately preceding delivery of the draw notice by us to the Alpha Funds. As of the date of filing this Form 10-Q quarterly rreport, we are in the process of finalizing negotiations and approving definitive agreements associated with securing the Structured Equity Funding Line.

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

Results of Operations

     Our operations have been limited to obtaining additional capital through the sale of our equity securities, obtaining short term bridge loans and negotiating with additional potential eligible portfolio companies for possible investment. To date we have had negative cash flows and anticipate continuing to do so in the near future. We anticipate that upon completion of an investment within an eligible portfolio company, our operational costs will increase substanially in light of the need to hire additional personnel, including a Chief Financial Officer and additional support staff.

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

     On July 10, 2000,  July 19. 2000,  August 9, 2000,  and August 10, 2000 the
Company received an aggregate of $80,992 in the form of short term bridge loans from four accredited investors. These bridge loans varied in duration between one month and three months prior to maturity and carried simple interest rates between 8-12% per annum. Each bridge loan payee also received an issuance of Class A Common Stock Purchase Warrants, exercisable at $.40 per share that were redeemable for between one to four shares of common stock for every dollar loaned. As of the date of this quarterly report filing, all principal and interest had been returned to each of the four accredited investors.

     On August 24, 2000 the Company sold an aggregate of 344,827 shares of common stock to ten investors at a purchase price of $.29 per share, based on the closing bid price on that date. Total funds received was $99,999,98. The shares were exempt pursuant to being issued in accordance with Rule 606 of Regulation E of the Securities Act of 1933. These shares were issued to accredited investors and a Form 1-E was filed with the Securities and Exchange Commission.

Item 5.   Other Items

     On September 8, 2000, the Company relocated its headquarters from Chicago, Illinois to Santa Monica, California. The new address for its corporate headquarters and phone number are: 1620 26th Street, Third Floor, Santa Monica, California 90404. Phone # 310-255-8834.

     On September 12, 2000, the Company sold an aggregate of 350,000 shares of its common stock to an accredited investor residing in Frankfurt, Germany at a purchase price of $1.45 per share. The offering was conducted pursuant to and in accordance with Regulation E. The Company received an aggregate of $507,500 from the sale during the month of October, 2000 and booked the transaction as a subscription receivable during the Third Quarter.

Item 6.   Exhibits and Reports on Form 8-K.

1.        Exhibits

Exhibit   Description

     3.1  Articles  of   Incorporation   of  Origin   filed  on  April  6,  1999
          (incorporated by reference to Exhibit 3(i) to Form 10 filed by Origin on August 16, 1999)

     3.2 Bylaws of Origin. (Incorporated by reference to Exhibit 3(ii) to Form 10 filed by Origin on August 16, 1999)

     4.1 Form 1-E. (Incorporated by reference to Form 1-E filed on August 10, 2000 in connection with Rule 606 Regulation E offering.

     27   Financial Data Schedule.


                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on November 21 2000 by the undersigned thereunto duly authorized.

                          ORIGIN INVESTMENT GROUP, INC.


                          /s/  OMAR A. RIZVI
                          ---------------------------------
                          Omar A. Rizvi
                          President, Chairman of the Board of Directors