Form 10-K
period 2000-12-31
ORIGIN INVESTMENT GROUP INC
filed 2001-05-01
CIK 1084415

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

     /X/ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended: DECEMBER 31, 2000

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

              1620 26th Street, Third Floor, Santa Monica, CA 90404 (Address of
               principal executive offices)(Zip Code)

                    Issuer's telephone number: (310) 255-8834

         Securities registered under Section 12 (b) of the Exchange Act:
                                      NONE

         Securities registered under Section 12 (g) of the Exchange Act:
                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

--------------------------------------------------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
Days: Yes /X/ No //

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: / /

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,710,138 based on the last sale price of the Registrant's common stock on April 10, 2001, ($0.51 per share) as reported by the Nasdaq OTC:BB Stock Market.

     The issuer had 5,353,216 shares of common stock outstanding as of April 10, 2001. Documents incorporated by reference: YES



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

     Our investment strategy has been, since inception, to invest in a diverse portfolio of private companies that in some way build the Internet infrastructure by offering hardware, software and/or services which enhance the use of the Internet. During the past year, we identified two eligible portfolio companies within which we entered into agreements to acquire interests within such companies and to further invest capital in these companies to further develop their business. (See "Encore/Sigma" and "T1/MAS" below.) However, on each occasion and prior to each closing, we were either unable to raise sufficient capital to consummate the transaction ("Encore/Sigma") or discovered information which modified our understanding of the eligible portfolio company's financial status to such an extent where it was unadvisable for us to continue and consummate the transaction ("T1/MAS"). Although these events have disrupted our company's overall development and our ability to attract equity capital on more favorable terms, we have continued to diligently investigate opportunities which we believe have the potential for significant appreciation in the future. Recently, we entered into a definitive share exchange agreement and investment agreement with Vivocom, Inc., a San Jose, California based software company that has developed a proprietary all media switching system which enables all forms of data to be sent over a single IP channel. See "Vivocom Investment" below. We intend on investing a minimum of three million two hundred and fifty thousand dollars ($3,250,000) within Vivocom over the next several months. However, our ability to raise this money will be contingent upon Vivocom's near term success. There can be no assurance that we will be able to raise any funds to consummate the purchase of Vivocom or for Vivocom's development.

     We have been since inception and continue to be in the development stage. We have not invested any of our assets and all capital raised thus far has been used for working capital. We intend on allocating at least 70% of our assets in qualifying assets, such as Vivocom common stock, upon completion of anticipated offerings of our equity that is currently being contemplated to finance the investment commitment made to Vivocom and to be used for working capital and for other investments. We anticipate but are not certain that we will complete the Vivocom Investment in our current 2001 fiscal year.


Our Business and the Venture Capital Industry

     We are in the business of investing in emerging companies that are in the growth stage of development by providing investment capital and managerial assistance and otherwise actively helping to build those companies. Our initial goal has been to seek to invest in companies that are profitable and engaged in information-technology businesses, broadly defined to include those that acquire, warehouse, process and disseminate information and related technology that is developed to improve business and personal productivity. We have also identified the following industries that have, in our opinion, strong growth forecasts in the upcoming several years: manufacturing and distribution of medical equipment and devices; manufacturing, warehousing and distribution of computer supplies; manufacturing, procurement and configuration of personal computers including network integration, imaging equipment, and software telecommunications technologies; development and manufacture of business application software and related products and services; Internet electronic commerce development and consulting services, Web-site development and services, the manufacture of Internet-related software and products and internet marketing and consulting services. We may later identify other industries that we believe offer favorable investment opportunities for us. Regardless of the industry, we intend to invest in companies seeking to expand their market position and at a stage of development that would benefit from our financing, market knowledge and business development and management support.

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

     The venture capital industry has grown substantially in recent years, despite the recent downturn in the United States economy and in the world financial markets. The number of companies receiving venture capital investments and the total dollar value of those investments have increased substantially. Notwithstanding this past fiscal year, a significant portion of the increase in venture capital investment has been and continues to be in Internet-related companies, a sector of the economy that we intend to emphasize in our own investing. We believe the substantial growth in venture capital investing is an indication of the favorable investment opportunities the U.S. economy offers to companies engaged in venture capital investing, including BDCs such as Origin. However, there can be no certainty that the economic conditions that have spurred the growth in venture capital investing opportunities will continue into the future or that returns offered through venture capital investing will return to levels seen in 1997-99.

     There is a high level of competition in our business. Recently, a large number of new venture capital companies have come into the marketplace, while at the same time, already-established venture capital firms have been significantly increasing the amounts of capital they are raising and investing. According to the latest statistics published by Venture Economics and the National Venture Capital Association (NVCA), fourth quarter 2000 commitments to new venture funds slowed compared to recent quarters, but still hit a new record for the year. In the fourth quarter of 2000, 123 U.S.-based venture capital funds raised $18.2 billion, representing a 33.8% decline from the 115 funds raising $27.5 billion in the third quarter. For the year, 494 venture funds raised $92.3 billion, an all-time record, and a 57% increase from $60 billion raised in 1999.

     Recently we have moved our headquarters from Chicago, Illinois to Santa Monica, California. Although we reside in California which has the largest concentration of venture capital companies in the United States, there is a relatively smaller number of venture capital companies operating in Southern California and particularly in Los Angeles as compared to the Bay Area and Northern California. However despite seemingly less competition regionally, our search for eligible portfolio companies extends to other regions and as a result, we will face competition not only among venture capital companies located in the Southern California but among funds in regions in which our portfolio companies reside. One of the major disadvantages that we have in relation to other venture capital companies is that our asset base continues to be substantially smaller, even after we have successfully completed our currently contemplated offerings, than those of a majority of other funds. As a result, we will have less money for diversification of our investments, which will subject our investments to risks associated with non-diversified portfolios. In addition, our management has very little experience in assessing companies for investments, or negotiating and structuring investments in companies that we identify.

Start-Up Status of Our Company

     Our operations began as recently as the latter half of 1999, and we have had no revenues since inception. Although we have identified a number of industry sectors in which we may invest, and have negotiated with several companies, we have not yet made any investments. Accordingly, it is not possible to describe any revenues, operating profit or loss and identifiable assets attributable to any industry sectors invested in.

     Our plan and strategy during the first three quarters of 2000 was to raise capital through the sale of our stock and purchase controlling interests within one or more profitable private businesses involved in the Internet infrastructure development and services sector of the IT industry. Our investment strategy has been to acquire controlling interests within two or more "core" profitable IT businesses involved in ASP, Systems Integration and Internet Services to create, on consolidation of such entities, a profitable e-business solutions company that provides its customers with web/e-commerce applications, IT consulting and solutions and other value added services and which utilizes ASP delivery and co-location hosting strategies on a cost effective basis to end users. We have attempted but were unsuccessful in acquiring interests in two profitable IT related private businesses ("Encore/Sigma" and "T1/MAS") which were going to act as our initial or "core" portfolio companies. However, we believe that our not completing these two transactions was beneficial since it made us reevaluate our business strategy at a time when the financial markets had moved away from e-business and ASP solutions companies and had significantly downgraded the market valuations of other much larger companies in these sectors such as Razorfish, Inc. (NASDAQ:
RAZF), FutureLink, Inc. (NASDAQ: FTRL) and Marchfirst, Inc. (NASDAQ: MRCH).

     Our revised investment strategy, which we adopted in the wake of the T1/MAS transaction, has been to focus on investing within companies that offer near term profit potential from their services and solutions and also possess differentiating characteristics from other IT service/solutions providers such as ownership of proprietary technologies. As of the date of this annual report we have identified and have entered into a binding letter of intent to acquire one hundred percent of the issued and outstanding capital stock of Vivocom, Inc., a start up stage software company which has developed a patent pending all media "soft" switching technology for the transfer of all types of digital media to occur over a single IP channel. Although Vivocom is a start up company and carries with it all of the attendant risks of investing within a company at its formative stage, we feel confident that given the final stage of development of the software and its proprietary nature, that an investment within Vivocom will prove to be more favorable than our early focus in companies that are in the e-business solutions space. However, we cannot assure that Vivocom will be successful in marketing its product, deploying it and commercializing its technology to an extent in order to produce revenues and profits in the near term.

Encore/Sigma Transaction

     On December 31, 1999 we entered into an agreement to acquire Encore Investments, Inc. and Sigma Solutions, Inc., ("Encore/Sigma Agreement") two San Antonio, Texas information-technology companies ("Encore/Sigma"). Encore/Sigma, each owned by the same group of four individuals, were value-added resellers of UNIX and IBM hardware and software solutions and providers of systems integration services. Sigma's business plan included entering into the application service provider (ASP) industry through the development of a data center and the establishment of relationships with software vendors running on the UNIX, NT and LINUX platforms.

     We were not able to raise the requisite amount of capital necessary to close the purchase of stock of Encore/Sigma as outlined in the Encore/Sigma Agreement, despite extending the closing date to May 22, 2000. The closing was to occur on or before May 22, 2000. The Encore/Sigma Agreement was terminated on May 24, 2000.

     On June 5, 2000 we determined that it was not advisable to further pursue any investment opportunity with Encore/Sigma on account of Encore/Sigma's poor financial performance during the first two quarters of fiscal year 2000. Although we had invested a significant amount of time and funds in pursuit of purchasing an interest in Encore/Sigma, our Board determined that an all cash purchase of Encore/Sigma capital stock was not advisable in lieu of Encore/Sigma's less than expected performance during the first two quarters of fiscal year 2000.

Structured Equity Funding Line with Alpha Venture Capital, Inc.

     On June 14, 2000 we entered into an agreement ("FFC Agreement") with First Fidelity Capital, Inc. ("FFC") an investment advisor to the Alpha Group of Funds, ("Alpha Funds"), whereby the Alpha Funds were to commit to purchase five million dollars ($5,000,000) of our common stock (the "Put" or "Put Right") from time to time during a period of twelve months and subject to our satisfaction of certain conditions as described in a subscription agreement with the Alpha Funds ("Structured Equity Funding Line" or "SEFL"). This SEFL was structured where we would "Put" to the Alpha Funds between one hundred thousand and five hundred thousand dollars worth of our free trading common stock at intervals of no less than fifteen consecutive trading days. In return, Alpha would send to a joint escrow account the requested funds pursuant to the Put and we would correspondingly deliver to the joint escrow that amount of common shares that would equal the quotient of the Put amount and eighty percent of the average closing bid price of our common shares for the five trading days prior to our Put notice. Our Put Right is limited to a maximum of $500,000 and a minimum of $100,000 but is subject always to a limit of two (2) times the "Trading Volume" on the trading day immediately preceding delivery of the draw notice by us to the Alpha Funds. Trading Volume is defined in the FFC Agreement as the dollar amount of the average close bid price and average daily trading volume over the twenty (20) trading days preceding the put date. We are allowed to exercise our Put Rights every 15 trading days following the preceding exercise of a Put Right. The SEFL required, among other things that we issue to Alpha warrants to purchase eight hundred fifty thousand shares of our common stock at a redemption price that was equal to the closing bid price of the common stock on the date the FFC agreement. Upon signing of the FFC Agreement we commenced negotiating a definitive stock purchase agreement with Alpha Funds.

     On September 12, 2000 we entered into a revised term sheet from FFC which increased Alpha Funds commitment via the Structured Equity Funding from $5,000,000 to $10,000,000 dollars ("Revised FFC Agreement"). In exchange for increasing the amount of the SEFL to $10,000,000, among other things, the Revised FFC Agreement increased the warrants to be issued to Alpha Funds from eight hundred fifty thousand to one million eight hundred and fifty thousand at a redemption price equal to the lesser of (a) the closing bid price of the common stock on the date the FFC agreement is signed or (b) the date any offering circular or registration statement registering $5,000,000 of common stock is rendered effective by the Securities and Exchange Commission. Upon signing of the FFC Agreement we had commenced negotiating a definitive stock purchase agreement with Alpha Funds. We were unable to agree to terms of the Common Stock Purchase Agreement between Origin and Alpha Funds and we provided notice to FFC and the Alpha Funds on February 21, 2001 that we were withdrawing our intent to enter into the Common Stock Purchase Agreement. No common shares or warrants have been issued in connection with the FFC Agreement or the Revised FFC Agreement to FFC or to Alpha Funds or their affiliates. A copy of the FFC Agreement and the Revised FFC Agreement is provided as an exhibit to this annual report. See the "Exhibit Index" at the end of the report.

T1/MAS Transaction

     On September 28, 2000 we entered into an agreement to acquire one hundred percent of the issued and outstanding capital stock of Transition 1/Management Accounting Systems, Inc. ("T1/MAS") a Long Beach, California value added reseller of Epicor, Inc. (NASDAQ: EPIC) accounting, CRM, and ERP solutions to small to medium sized businesses. T1/MAS also had developed a proprietary "front end" of integrating the use of one of Epicor's accounting solution products, Platinum for Windows(TM) ("PFW"), utilizing an application service provider or ASP deployment model, with a customers e-commerce website. T1/MAS had entered into a non-exclusive licensing agreement with Epicor to resell their PFW software as a hosted or co-located solution and integrating the software to work seamlessly with a customer's web site. As part of the T1/MAS transaction, we had further committed to funding an additional $1,500,000 over the twelve months immediately following the T1/MAS Transaction, within T1/MAS to further develop its business plan of expanding its ASP deployment of PFW. A copy of the stock purchase agreement between Origin and the shareholders of T1/MAS, as well as copies of an amendment to it and the letter of intent relating to it, are provided as exhibits to this annual report. See the "Exhibit Index" at the end of the report.

     On November 15, 2000 we agreed with the principal owners of T1/MAS not to proceed with the stock purchase of all of the issued and outstanding capital stock of T1MAS by Origin Investment Group, Inc. on account that the parties were unable to reach agreement as to a fair valuation for the transaction, among other factors.

     During the month of December we continued to look for opportunities within which we could best utilize our facility and access to the capital markets. During the month of December we commenced negotiations with Vivocom, Inc., a San Jose, California based internet infrastructure software company specializing in developing software for IP based communications. Known as the Vivocom SIS or "Smart Internet Switch", Vivocom has designed a proprietary technology, "Vivocom SIS" which enables live voice calls, streaming video, total remote control and remote application sharing to occur simultaneously and to be transmitted over a single IP channel. With a patent pending, the Vivocom SIS technology is the result of six years of collaboration and development of a software system which essentially "switches" or routes communication "channels" or streams of IP media (voice, streaming video, remote application sharing, etc.) that are based on international standards as established by the International Telecommunications Union (ITU). Utilizing ITU Communication Engines or Protocols (T.120, H.323, T.38)

Our Growth Strategy

     Our growth strategy is to invest in a diverse array of businesses that are involved in information technology and are at various stages of business development. We intend on diversifying our portfolio over the next several years. We believe but are not certain that our intended purchase and investment within Vivocom, Inc. will result in an increase in the overall market value of our common equity which will increase our ability to raise additional capital on less dilutive terms. Consistent with our investment strategy since our inception, our goal is to raise additional funds and further invest in several additional eligible portfolio companies in the next thirty six months where 65% of our qualifying assets (after the payment of operational expenses and used for working capital) will be invested in companies that are in the emerging-growth and/or mezzanine stage of development and the remaining 35% of our qualifying assets will be invested within organizations which are in the seed level and start up stages. We define emerging growth-stage companies as those that have initiated or are about to initiate full-scale operations and sales, but may not be showing a profit. We define mezzanine-stage companies as those that are approaching or have attained break even or profitability and are continuing to expand. Because we have committed the first ($3,250,000) three million two hundred and fifty thousand dollars of qualifying assets towards the development of Vivocom, a start up stage company, we will be required to raise and invest a minimum of an additional $9,500,000 of qualifying assets in other companies in order to satisfy our 65/35 ratio investment strategy. There can be no assurance that we will be successful in raising additional qualifying assets or in a sufficient amount that would allow us to maintain our 65/35 investment ratio between mezzanine and emerging growth stage company investments versus start up and seed level company investments.

     We may invest the remaining funds that we are required to invest in qualifying assets in companies in the start-up stage or the seed-capital stage. We will limit our investments in seed-capital companies to 10% of the funds that we are required to invest in qualifying assets. We define start-up companies as those that are completing or have completed product development and initial marketing, but have not sold their products commercially. Generally such companies have made market studies, assembled key management, developed a business plan and are ready to commence operations. We believe that seed-capital companies represent the earliest stage of development. These companies have raised relatively modest equity capital to prove a concept and qualify for start-up capital. Seed-capital companies' activities generally are limited to product development, scientific and market research, recruiting a management team and developing a business plan. These companies likely do not have financial support from either venture capitalists or larger companies making strategic investments. We believe it is beneficial to minimize the inherent risks associated with investing in early-stage companies. Our current policy is therefore to invest only a total of 35% of our assets that are classified as qualifying assets in companies at the seed and start-up level over the next several years.

Number of Persons Employed

     We currently have two employees. Upon the successful consummation of our first investment within an eligible portfolio company and having raised additional equity capital we anticipate hiring additional staff to assist us in marketing our eligible portfolio companies to the technical and financial media and for providing investor relations support to our current and future shareholders. We also intend on hiring a full time in-house attorney and legal support staff to assist us in fulfilling our disclosure compliance requirements as well as for future corporate transactional matters. We also intend on adding members to our Board of Directors which will further assist us in providing both technical expertise for portfolio company evaluation, business development and other forms of managerial assistance we intend on providing to our portfolio companies. We also anticipate hiring either an in-house chief financial officer or retain an organization to perform and oversee our financial regulatory matters on a daily basis for a fee. We have not yet identified any specific individuals for these positions.

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

ITEM 2:  PROPERTIES

     We currently lease office space and facilities at two locations in Los Angeles, California, maintain our office presence in Chicago through telephone answer and mail forwarding facilities and have established a similar office facility in New York City. One of our locations in Los Angeles is a personal residence of an officer of the Company who uses the location as a home office. The Company reimburses the officer for one half of the monthly rent in exchange for the use of the facilities. Given the current size of the organization and its development stage, our office space and facility usage is sufficient for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any legal proceeding, nor is any of our property the subject of any legal proceeding. We are not aware of any such legal proceedings being contemplated by governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5.  MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

Market Information

     Our common stock has been trading since February 9, 2000 on the NASDAQ Over-the-Counter Bulletin Board (OTC:BB) under the symbol "OGNI". The following table shows the high and low bid and ask quotations for each fiscal quarter is provided below.

Common Stock
Quarter Ended                   BID                            ASK
                        High            Low             High            Low
Ending March 31, 2000   6.125           2.937           6.50            3.00
Ending June 30, 2000    3.75            0.531           4.00            0.72
Ending Sept. 30, 2000   2.00            0.29            2.031           0.31
Ending Dec. 30, 2000    1.625           0.26            1.75            0.30
Ending March 31, 2001   1.00            0.26            1.06            0.32

     The above quotations represent prices between dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions. As of April 10, 2001 there were approximately 300 holders of record of Origin common stock.

     Since March 15, 2000 we have been eligible for listing on the Frankfurt Stock Exchange under the symbol "OGN".


Dividends

     To date, we have not paid a cash dividend. We do not intend to pay any cash dividends before we have determined that we will qualify for the favorable pass-through tax treatment available to registered investment companies ("RICs") under the Internal Revenue Code. Until we meet those requirements, we will be taxed as an ordinary corporation on our taxable income for a given year (even if the income is distributed to our stockholders). We wish to avoid this double taxation of any net investment income and realized capital gains we may be able to distribute to our stockholders. In order to qualify as a RIC, we must, at the end of the first year in which we so qualify, have no accumulated earnings and profits from years in which we were not taxed as a RIC. There are also other requirements we will have to meet, including diversification requirements. We expect that, starting in the year 2002, we will seek to meet the requirements.

Recent Sales Of Unregistered Securities

     We sold 100,000 shares of common stock for $100,000 to an accredited investor on January 18, 2000, and sold 21,390 shares of common stock for $99,998.25 to another accredited investor on February 12, 2000. These investors were individuals personally known to members of our management. Each of the sales was conducted in accordance with Rule 606 of Regulation E of the Securities Act of 1933 (as amended, the "Act") exempt from registration and free trading.

     On April 14, 2000 we sold 50,000 shares of common stock to an accredited investor for $50,000 or $1.00 per share. These shares were sold in connection with a private offering pursuant to Section 4(2) of the Securities Act and are restricted from resale pursuant to Rule 144 of the Act.

     On May 8, 2000 we offered to sell and on May 24, 2000 completed the sale of 142,000 Units to private accredited investors for an aggregate of $106,500 or $0.75 per Unit. We received net proceeds totaling $96,500 after payment of a 10% finders fee to a non affiliated third party. Each Unit was comprised of one share of common stock (free trading pursuant to Rule 606 of Reg. E) and one Class A common stock purchase warrant. Each Class A common stock purchase warrant is redeemable for one restricted common stock upon payment of $.75 per warrant. The Class A warrants are exercisable for a five year period.

     On February 29, 2000 we offered for sale 16,000 shares of Series A Convertible Preferred Stock for $4,600,000 or $287.50 per share. The Series A Convertible Preferred Stock was convertible into common stock in stages occurring at one months intervals over a ten month period. The Series A Convertible provided for (a) a liquidation preference of $1.00 per share (plus all declared but unpaid dividends); (b) full voting rights based upon the number of shares of common stock into which each share is convertible; (c) no conversion price per share of common stock; and (d) an automatic conversion into common stock on specified dates. Class 1 Series A investors received the above terms and had their funds placed into an escrow account which was set up where the aggregate proceeds deposited in this account was to be released to the Company reached $2,650,000. The use of proceeds were allocated for purchasing Encore/Sigma and for working capital. If the funds did not reach that amount by a specified date, all principal and interest earned was to be returned to the Class 1 Series A Preferred holders. Class 2 Series A Convertible Preferred holders were offered one additional restricted common stock for every $10.00 they invested if they agreed to allow the Company to use their funds for current working capital rather than have their funds deposited in the escrow account.

     On June 6, 2000 we terminated the Series A Convertible Preferred Stock offering, and on June 23, 2000, we returned to our Class 1 investors an aggregate of $638,763 plus accrued interest which was previously recorded as restricted cash. Also on June 6 we offered our Class 2 investors, in lieu of each Series A Convertible Preferred Stock and restricted stock awarded, 383.33 Units. Each Unit was comprised of one share of common stock and one Common Stock Purchase Warrant where each Common Stock Purchase Warrant is redeemable for one share of common stock at an exercise price of $1.50 per share. As a result of this exchange, we issued 324,999 shares of common stock for $243,750 or $0.75 per share along with 324,999 Common Stock Purchase Warrants. The warrants are exercisable for a period of five years. The common stock was free trading based on filing an offering circular pursuant to Rule 604 of Regulation E of the Securities Act. No shares underlying the Common Stock Purchase Warrants are restricted from resale pursuant to Rule 144 of the Act. Proceeds received from the sale were used for working capital purposes and payment of the break up fee paid to Encore/Sigma.

     On June 12, 2000 we sold 20,000 shares of common stock to two accredited investors for $25,000 or $1.25 per share. These shares are restricted from resale pursuant to Rule 144 of the Act. Proceeds received from the sale were used for working capital purposes.

     On August 24, 2000 we sold an aggregate of 344,827 shares of common stock to ten accredited investors for $100,000 or $0.29 per share. These shares were sold in connection with a private offering pursuant to Rule 606 of Regulation E and are free trading. Proceeds received from the sale were used for working capital purposes.

     On August 29, 2000 we offered to sell and on September 12, 2000 completed the sale of 350,000 shares of common stock to an accredited investor for an aggregate of $507,500 or $1.45 per share. Net proceeds received was $456,750, net of direct related costs of $50,750. These shares were sold in connection with filing an offering circular pursuant to Rule 604 of Regulation E of the Securities Act. Use of proceeds from this offering include payment of accounting fees, legal fees associated the Alpha transaction and Vivocom transaction and with the evaluation of Vivocom's patent application, and for general working and operating capital purposes.

ITEM 6:  SELECTED FINANCIAL DATA
                                                         For the period
                                                         April 6, 1999
                                                         (Inception) to
                                                          December 31,
                                               2000          1999
                                             ---------     ---------

Operating Expenses                           $(839,276)     $(199,370)

Interest expense, net                          (35,086)           --
Other expense, net                                  --         (6,059)
Break up fee                                  (200,000)           --
                                             ----------    -----------
Net Loss                                   $(1,074,362)      (205,429)
                                            ============   ============
Weighted average Common Shares
Outstanding                                   4,673,042     2,777,357
                                            ============   ============
Net Loss Per Common Share - Basic and
Diluted                                          $(0.23)       $(0.07)
                                            ============   ============
Total Assets                                  $ 165,882     $  54,633
                                            ============   ============

Total Liabilities                             $  28,550     $  58,062
                                            ============   ============

Accumulated Deficit                         $(1,279,791)    $(205,429)
                                            ============   ============

Shareholder's Equity (Deficiency)              $137,332     $(  3,429)
                                            ============   ============

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

     The Company has experienced a loss since inception and has negative cash flows from operations and has an accumulated deficit of $1,279,791. For the period ended December 31, 2000, the Company experienced a net loss of $1,074,362 as compared to a net loss of $205,429 during the prior fiscal year.

     Management plans include the raising of capital and seeking out companies to acquire. On March 15, 2001 the Company signed a letter of intent for the acquisition of a company. There is no assurance that Management will complete the acquisition or be able to raise capital. Failure to raise capital may result in the Company depleting its available funds, not being able to fund its investment pursuits and cause it to curtail or cease operations. Additionally, even if the Company does raise sufficient capital, there can be no assurances that the net proceeds will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.

     For the period from inception through December 31, 2000, our activities were limited to: investigating and identifying potential eligible portfolio companies; raising capital through the offering of our stock; structuring and negotiating investment contracts with four eligible portfolio companies, Encore Investments, Inc., Sigma Solutions, Inc., Transition 1/Management Accounting Systems, Inc. and Vivocom, Inc. (see Item 1); and performing due diligence concerning identified eligible portfolio companies. As a result of these activities, our operating expense were $839,276 for the year ended December 31, 2000 as compared to operating expense of $199,370 for the period from inception (April 6, 1999) through December 31, 1999. We have not yet acquired any portfolio investments and since inception we have had no revenues.

     Our goal continues to be to investigate investment opportunities within private companies involved in building the Internet infrastructure. Our investment goals for this year is to consummate at least one investment transaction with an eligible portfolio company that is poised to produce near term business success to substantiate continued interest and viability of our equity.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Origin does not engage in any hedge transactions or hold any derivative financial instruments. As of the end of 2000, Origin was not exposed to any material interest-rate, foreign-currency, commodity-price or other type of market or price risk.


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


Name                      Age      Position
----                      ---      --------

Omar A. Rizvi             34       Chairman of the Board and President

Gregory H. Laborde        36       Director and Chief Executive Officer and
                                   interim Corporate Secretary

David W. Sear             55       Advisory Director

Ronald J. Kaufman         31       Advisory Director

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

David W. Sear, Ph.D. Dr. Sear, who holds a Ph.D. in solid state physics from the University of London, has been an advisory director of Origin since April 1999. An advisory director is not a member of the Board of Directors. From 1994 to 1996, Dr. Sear was employed by Integrated Circuit Systems of San Jose, California, a semiconductor manufacturing and design company where he was responsible for marketing and engineering. From 1995 to 1996, Dr. Sear was that company's President and Chief Operating Officer. While there, he focused his efforts on restructuring the company to develop a CMOS single-chip 100Mbs Ethernet transceiver. From 1991 to 1994, Dr. Sear was the President and Chief Operating Officer of Catalyst Semiconductor. During his tenure there, in May 1993, Catalyst Semiconductor raised $33 million in a public offering. From 1987 to 1991, Dr. Sear was employed by Fujitsu Microelectronics as Vice President of Marketing for all of Fujitsu's integrated services products marketed in North and South America. From 1984 to 1987, Dr. Sear was Vice President of Marketing and Sales at ICI Array Technology, whose sales at the time increased from $1 million in 1983 to $5.5 million in 1984 and $14.5 million in 1985. From 1978 to 1980, Dr. Sear held the position of Manager of Worldwide Computer Marketing at Advanced Micro Devices. In addition, Dr. Sear founded Perex, Inc., a U.S.-based subsidiary of a U.K. peripherals company.

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

     On September 5, 2000 Mr. Scott Lindenberger tendered his resignation as Corporate Secretary of V.P. of Operations of the Company. Mr. Lindenberger retained options to 25,000 shares at $0.10 per share previously granted and forfeited his previously granted option to purchase 25,000 common shares at $0.20 per share.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of Origin's equity securities, to file reports of beneficial ownership and changes in ownership with the SEC. Our executive officers, directors and 10% beneficial owners have filed these reports.


ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

         The following table provides information about the compensation earned by Origin's executive officers during Origin's prior two fiscal years.




                           SUMMARY COMPENSATION TABLE

                                                              Long Term Compensation
                                   Annual Compensation                Awards              Payouts



                           (a)    (b)     (c)                                                              (b)
Name                                                                              Securities
and                                              Other           Restricted       Underlying
Principal                                        Annual          Stock            Options/     LTIP     All Other
Position                  Year   Salary   Bonus  Compensation    Awards           SARs         Payouts  Compensation
========================= ====== ======= ======= =============== ================ ============ ======= =============
Omar A. Rizvi
Chairman, President        2000     0       0           0               -                 0/0    -        $111,212
                           1999     0       0           0               -           200,000/0    -        $ 50,825

========================= ====== ======= ======= =============== ================ ============ ======= =============

Gregory H. Laborde         2000     0       0           0               -                 0/0    -        $65,618
CEO, Director              1999     0       0           0               -           200,000/0    -          -

========================= ====== ======= ======= =============== ================ ============ ======= =============
Scott K. Lindenberger      2000     0       0           0               -                 0/0    -        $17,951
Corporate Secretary        1999     0       0           0               -            50,000/0    -          -
========================= ====== ======= ======= =============== ================ ============ ======= =============

Footnotes to table:


(a) Origin was formed in April 1999 and had no  operations  during 1998.

(b) Salary was not paid to any employee during the 2000 fiscal year. Officers Rizvi, Laborde and Lindenberger received consulting fees from the company for services each rendered.

(c) Bonuses are not calculable at this time no bonuses were paid to any employee during the 2000 fiscal year. Bonuses will be disclosed as appropriate in subsequent fiscal years.

     (d) Origin paid $18,888 to Mr. Rizvi's law firm, Rizvi & Associates, LLP, for its legal services to Origin. The amount of $18,888 represents 75% of Rizvi & Associates' regular rates for the services that were performed. Origin paid $50,825 to Mr. Rizvi's law firm during the period from inception (April 6, 1999) through December 31, 1999.



Stock Options Granted

     No options were granted to any officer or director during fiscal year 2000.


Option Exercises and Year-End Values

         The following table provides information about fiscal year 2000 exercises, exercisability and year-end values, of Origin stock options held by the company's executive officers.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

------------------------------- ----------------- ------------------ ------------------- --------------------
                                                                     Number of
                                                                     Securities           Value of
                                                                     Underlying           Unexercised
                                                                     Unexercised          In-the-Money
                                                                     Options              Options
                                                                     at FY-End            at FY-End
                                                                     Shares
                                Acquired on                          Exercisable/        Exercisable/
Name                            Exercise (#)      Value Realized ($) Unexercisable       Unexercisable(1)
------------------------------- ----------------- ------------------ ------------------- --------------------
Omar A. Rizvi                        0                  0.00         200,000/0            $34,000/0
Chairman, President
------------------------------- ----------------- ------------------ ------------------- --------------------
Gregory H. Laborde                   0                  0.00         200,000/0            $34,000/0
CEO, Director
------------------------------- ----------------- ------------------ ------------------- --------------------
Scott K. Lindenberger                0                  0.00          25,000/0            $5,500/0
Corporate Secretary
------------------------------- ----------------- ------------------ ------------------- --------------------

----------
     1 Calculated as the difference between the fair market value of the securities underlying the options or SARs and the exercise or base price of the options or SARs at fiscal year-end. The last sale price used was $0.32, as quoted 12/29/00.

 Compensation of Directors

     Members of Origin's Board of Directors each received an annual stipend in the amount of $5,000 and were reimbursed expenses incurred in connection with their travel. Origin intends on beginning to pay non-employee directors a per diem fee of $500 for attendance in person at any meeting of the Board or any Board committee, as well as reimbursement for their expenses in connection with attending such meetings.

Executive Officer Employment Agreements

     There are currently no employment contracts between Origin and any of its officers or directors. However, we anticipate that upon successful completion of the current Vivocom purchase and investment, current officers will continue on with the Company under five year employment contracts.

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

     Omar Rizvi is also the Managing Partner of Rizvi & Associates, L.L.P., a California limited liability partnership which maintains offices in Chicago and San Francisco. Although there was and is no formal contract for services between Rizvi & Associates and Origin, Rizvi & Associates has provided corporate-transactional and securities-regulatory legal services to Origin during fiscal year 2000 for a fee of $18,888. Because Mr. Rizvi is both an officer and director of Origin as well as a managing partner of Rizvi and Associates, these transactions cannot be construed as occurring at arms length between Origin and Rizvi and Associates. Mr. Rizvi will receive an indirect pecuniary benefit as a partner of Rizvi and Associates from this arrangement. However, Rizvi & Associates has charged 75% of their regular rates to offset any unfair dealing that could result from the transactions not occurring at arms length.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Five-Percent Beneficial Owners

     The following table sets forth the beneficial ownership of Origin common stock as of April 10, 2001 by persons who beneficially owned more than 5% of the common stock. The percentage of shares of common stock shown for each person listed is based on shares of common stock outstanding as of April 10, 2001. Management believes that each of the persons listed in the table has sole investment and sole voting power over the shares indicated next to their names.


Name and Address                   Number of Shares              Percentage of
of Beneficial Owner                Beneficially Owned            Common Stock
-------------------                ------------------            ------------
Omar A. Rizvi                      1,200,000 (1)                 21.61%
233 17th Street
Manhattan Beach, CA 90266

Gregory H. Laborde                 1,200,000 (2)                 21.61%
115 Morris Street, Apt. 1217
Jersey City, New Jersey 07302

----------

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


Directors and Executive Officers

         The following table shows the beneficial ownership of Origin common stock as of April 10, 2001 by Origin executive officers, directors, nominees for director, and executive officers and directors as a group. The percentage of shares of common stock shown for each person listed is based on shares of common stock outstanding as of April 10, 2001. Management believes that each of the persons listed in the table has sole voting and sole investment power over the shares indicated next to their names.

Name of                       Number of Shares                   Percentage of
Beneficial Owner              Beneficially Owned                 Common Stock
----------------              ------------------                 ------------
Omar A. Rizvi                      1,200,000 (1)                      21.61%
President, Chairman of
the Board

Greg H. Laborde                    1,200,000 (2)                      21.61%
Chief Executive Officer,
Director

Scott K. Lindenberger                 25,000 (3)                       0.47%
Corporate Secretary

All Directors and Officers         2,425,000                          41.97%
as a Group

----------
     (1) Mr. Rizvi beneficially owns 1,000,000 restricted common shares and has the right to acquire beneficial ownership of an additional 200,000 shares through exercise of options owned by him.

     (2) Mr. Laborde beneficially owns 1,000,000 restricted common shares and has the right to acquire beneficial ownership of an additional 200,000 shares through exercise of options owned by him.

     (3) Mr. Scott K. Lindenberger has the right to acquire beneficial ownership of 25,000 shares of common stock through exercise of options owned by him.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following persons are said to have direct interests in Origin Investment Group, Inc. by virtue of their security holdings or otherwise deemed to be "affiliated" as that term is defined in Section 56 of the Investment Company Act of 1940: Omar A. Rizvi and Gregory H. Laborde.

         The Chairman and President of the Origin Investment Group, Inc., Mr. Omar Rizvi, is also the Managing Partner of Rizvi & Associates, L.L.P., a California limited liability partnership which maintains offices in Chicago and San Francisco. Although there was and is no formal contract for services between Rizvi & Associates and Origin, Rizvi & Associates has provided corporate-transactional and securities-regulatory legal services to Origin during fiscal year 2000 for a fee of $18,888. Mr. Rizvi will receive an indirect pecuniary benefit as a partner of Rizvi and Associates from this arrangement. Because Mr. Rizvi is both an officer and director of Origin as well as a managing partner of Rizvi and Associates, these transactions between Origin and Rizvi and Associates have not occurred at arms length. However, Rizvi & Associates has charged 75% of their regular rates to offset any unfair dealing that could result from the transactions not occurring at arms length.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Documents Filed As Part Of Report

1.       Financial Statements

Index to Financial Statements                                        Page Number

INDEPENDENT AUDITORS' REPORT                                         F-1
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                   F-2
FINANCIAL STATEMENTS
  Balance Sheets                                                     F-3 -F-4
  Statements of Operations                                           F-5
  Statement of Stockholders' Equity (Deficiency)                     F-6 -F-7
  Statements of Cash Flows                                           F-8 -F-9
Notes To Financial Statements                                        F-10 -F21

2.       Financial Statement Schedules

[All schedules are omitted because they are not applicable or not required, or because the required information is included in the Financial Statements or Notes to Financial Statements.]

3.       Exhibits

Exhibit
Number    Description

     2.1 Letter of Intent, dated July 24, 2000, between Origin and Transition 1/Management Accounting Systems, Inc.

     2.2 Stock Purchase Agreement, dated September 28, 2000, between Origin and Transition 1/Management Accounting Systems, Inc.

     2.3 Amendment to Stock Purchase Agreement, dated October 31, 2000, between Origin and Transition 1/Management Accounting Systems, Inc.

     2.4 Letter of Intent, dated June 5, 2000, between Origin and First Fidelity Capital, Inc.

     2.5 Letter of Intent, dated September 12, 2000, between Origin and First Fidelity Capital, Inc.

     3.1 Articles of Incorporation of Origin filed with the Maryland Secretary of State on April 6, 1999. (Incorporated herein by reference to Exhibit 3(i) to Form 10 filed by Origin on August 16, 1999.)

     3.2 Bylaws of Origin. (Incorporated herein by reference to Exhibit 3(ii) to Form 10 filed by Origin on August 16, 1999.)

     10.1 Agreement, dated May 31, 2000, between Origin and International Investor Relations Group of Altamonte Springs, Florida (Incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed by Origin on August 23, 2000)

REPORTS ON FORM 8-K

     The registrant filed reports on form 8-K on the following dates and disclosed the following items on those dates.

         Date Filed                         Items Disclosed

         7/27/00                            4,5
         8/23/00                            4,5
         11/24/00                           4


                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:     April 18, 2001              ORIGIN INVESTMENT GROUP, INC.


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



Date:     April 18, 2001              /S/  OMAR A. RIZVI
                                   -----------------------------------------
                                   Omar A. Rizvi, President and Director


Date:     April 18, 2001              /S/  GREG H. LABORDE
                                   -----------------------------------------
                                   Greg H. Laborde, CEO and Director


Date:     April 18, 2001              /S/  DAVID W. SEAR
                                   -----------------------------------------
                                   David W. Sear, Director

Date:     April 18, 2001           /S/  RONALD J. KAUFMAN
                                   -----------------------------------------
                                   Ronald J. Kaufman, Director

                                            ORIGIN INVESTMENT GROUP, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

     For the Year Ended December 31, 2000 and For the Period April 6 (Inception) Through December 31, 1999


                          ORIGIN INVESTMENT GROUP, INC.


                                    CONTENTS
--------------------------------------------------------------------------------

                                                                            Page
INDEPENDENT AUDITORS' REPORT                                         F-1
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                   F-2
FINANCIAL STATEMENTS
  Balance Sheets                                                     F-3 -F-4
  Statements of Operations                                           F-5
  Statement of Stockholders' Equity (Deficiency)                     F-6 -F-7
  Statements of Cash Flows                                           F-8 -F-9
Notes To Financial Statements                                        F-10 - F21

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Origin Investment Group, Inc.


     We have audited the accompanying balance sheet of Origin Investment Group, Inc. (A Development Stage Company) as of December 31, 2000 and the related statements of operations, changes in stockholders' equity deficiency and cash flows for the year then ended and cumulative from April 6, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Origin Investment Group, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000 and cumulative from April 6, 1999 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $1,074,362, and there are existing uncertain conditions that the Company faces relative to capital raising activities. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum & Kliegman, LLP

April 14, 2001
New York, New York

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors of
Origin Investment Group, Inc.
Chicago, Illinois


     We have audited the accompanying balance sheet of Origin Investment Group, Inc. (A Development Stage Company) as of December 31, 1999 and the related statement of operations, changes in stockholders equity (deficiency) and cash flows for the period from inception (April 6, 1999) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Origin Investment Group, Inc. (A Development Stage Company) as of December 31, 1999, and the results of its operations and its cash flows for the period from inception (April 6, 1999) through December 31, 1999, in conformity with U.S. generally accepted accounting principles.

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


/S/ BDO Seidman, LLP

Chicago, Illinois
February 15, 2000

                          ORIGIN INVESTMENT GROUP, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                                          ASSETS


                                                     2000               1999
                                                 ------------       ------------


Cash and cash equivalents                             $66,458              $908
Advances to Officer for business expenses                  --            12,103
Miscellaneous receivable                                   --             4,250
Prepaid expenses                                       77,600            25,000
Interest receivable - Officer                           9,791                --
Other                                                      --             8,550
                                                    ---------          ---------
       Total Current Assets                           153,849            50,811


PROPERTY AND EQUIPMENT, Net                            12,033             3,822
                                                    ---------          ---------

       TOTAL ASSETS                                  $165,882           $54,633
                                                    =========          =========

The accompanying notes are an integral part of these financial statements.

                          ORIGIN INVESTMENT GROUP, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------



                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                         2000              1999
                                              ----------------     -------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                $28,550          $58,062
                                                   -----------      ------------
       TOTAL CURRENT LIABILITIES                        28,550           58,062
                                                   -----------      ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock $.001 par value, 5,000,000
   shares authorized, None issued
   and outstanding                                          --               --
  Common stock, $.001 par value,
   50,000,000 shares authorized;
    5,353,216 and 4,000,000,
    respectively, issued and outstanding                 5,353            4,000
  Additional paid-in-capital                         1,609,770          396,000
  Subscription receivable                             (198,000)        (198,000)
  Deficit accumulated during development stage      (1,279,791)        (205,429)
                                                   ------------     ------------

       TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)         137,332           (3,429)
                                                   ------------     ------------

       TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIENCY)                          $165,882          $54,633
                                                   ============     ============

The accompanying notes are an integral part of these financial statements.

                          ORIGIN INVESTMENT GROUP, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                      For the Year Ended December 31, 2000,
     For the Period April 6, 1999 (Inception) Through December 31, 1999 and
       For the Period April 6, 1999 (Inception) Through December 31, 2000

--------------------------------------------------------------------------------



                                                                                                 For the Period
                                                                                For the period       April 6, 1999
                                                                                April 6, 1999         (Inception)
                                                                             (Inception) through    through December
                                                                2000          December 31, 1999         31, 2000
                                                         ------------------- --------------------- -----------------
OPERATING EXPENSES
 Professional fees and consulting fees                     $    246,278             $109,442         $   355,720
 Travel and entertainment                                       217,127               31,655             248,782
 General and administrative expenses                            181,090               58,273             239,363
 Officers and directors compensation                            194,781                   --             194,781
                                                           ------------           ----------         -----------
   TOTAL OPERATING EXPENSES                                     839,276              199,370           1,038,646
                                                           ------------           ----------         -----------

OTHER EXPENSES
 Interest expense, net                                           35,086                                   35,086
 Break up fee                                                   200,000                                  200,000
 Other expenses, net                                                 --                6,059               6,059
                                                           ------------           ----------         -----------
   TOTAL OTHER EXPENSES                                         235,086                6,059             241,145
                                                           ------------           ----------         -----------


NET LOSS                                                    $(1,074,362)           $(205,429)        $(1,279,791)
                                                           =============         ============        ============

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED                                                $(0.23)              $(0.07)
                                                                ========             ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                    4,673,042            2,777,357
                                                              ==========           ==========

The accompanying notes are an integral part of these financial statements.

                          ORIGIN INVESTMENT GROUP, INC.
                          (A Development Stage Company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

      For the Year Ended December 31, 2000 and for the Period April 6, 1999 (Inception) through December 31, 1999

--------------------------------------------------------------------------------


                                                                                                        Deficit
                                                                                                      Accumulated
                                                                                                        During
                                                                Additional Paid-in  Subscription      Development
                                          Common Stock                Capital        Receivable           Stage             Total

------------------------------------------------------------------------------------------------------------------------------------
                                     Shares          Amount
------------------------------------------------------------------------------------------------------------------------------------

Issuance Of Shares Of
Common Stock                        4,000,000         $4,000       $   396,000        $(198,000)      $       --        $202,000

Net loss                                   --             --                --                --         (205,429)      (205,429)
                                    ---------        -------       -------------      -----------     ------------      ------------
         BALANCE AT 12/31/99        4,000,000          4,000           396,000          (198,000)        (205,429)        (3,429)

Issuance of shares in connection
with January  18, 2000 offering       100,000            100            99,900                --               --        100,000

Issuance of shares in connection
with February 12, 2000 offering        21,390             21            99,977                --               --         99,998

Issuance of shares in connection
with April 14, 2000 offering           50,000             50            49,950                --               --         50,000

The accompanying notes are an integral part of these financial statements.


                          ORIGIN INVESTMENT GROUP, INC.
                          (A Development Stage Company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

      For the Year Ended December 31, 2000 and for the Period April 6, 1999 (inception) through December 31, 1999
--------------------------------------------------------------------------------

                                                                                        Deficit Accumulated
                                                  Additional Paid-in     Subscription   During
                                    Common Stock        Capital           Receivable    Development Stage      Total
                                   ----------------
                                  Shares Amount

-------------------------------------------------------------------------------------------------------------------------------
Issuance of shares
in connection with
May 8, 2000 offering,
net of offering
costs                            142,000   $  142     $96,358         $    --             $     --           $   96,500

Issuance of shares
in connection with
June 6, 2000 offering            324,999      325     243,425              --                   --              243,750

Issuance of shares
in connection with
June 12, 2000 offering            20,000       20      24,980              --                   --               25,000

Issuance of shares
in connection with
August 24, 2000 offering         344,827      345      99,655              --                   --              100,000

Issuance of shares
in connection with
September 12, 2000 offering,
net of offering costs            350,000      350     456,400              --                   --              456,750

Issuance of warrants                  --       --      43,125              --                   --               43,125

Net loss                              --       --          --              --           (1,074,362)          (1,074,362)
                               ---------   ------  ----------      ----------          ------------         -------------
 BALANCE AT 12/31/00           5,353,216   $5,353  $1,609,770       $(198,000)         $(1,279,791)         $   137,332
                               =========   ======  ==========      ===========         ============         =============

   The accompanying notes are an integral part of these financial statements.

                                       F-7

                          ORIGIN INVESTMENT GROUP, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

   For the Year Ended December 31, 2000, for the period April 6, 1999 (Inception) Through December 31, 1999 and for the Period April 6, 1999 (Inception) through December 31, 2000
--------------------------------------------------------------------------------



                                                                                      For the Period   For the Period
                                                                                       April 6, 1999    April 6, 1999
                                                                                        (Inception)      (Inception)
                                                                                          Through          Through
                                                                                       December 31,      December 31,
                                                                           2000            1999             2000
                                                                    ---------------- ---------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                              $(1,074,362)      $(205,429)    $(1,279,791)
                                                                     -----------      -----------      ------------
 Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                            1,152             389           1,541
    Amortization of financing costs                                         43,125              --          43,125
 Changes in operating assets and liabilities:
    Miscellaneous receivable                                                 4,250          (4,250)             --
    Advances to Officer                                                     12,103         (12,103)             --
    Interest receivable - Officer                                           (9,791)                         (9,791)
    Prepaid expenses                                                       (44,050)        (33,550)        (77,600)
    Accounts payable and accrued expenses                                  (29,512)         58,062          28,550
                                                                       ------------      ----------    ------------
       TOTAL ADJUSTMENTS                                                   (22,723)          8,548         (14,175)
                                                                       ------------      ----------    ------------
       NET CASH USED IN OPERATING
         ACTIVITIES                                                     (1,097,085)       (196,881)     (1,293,966)


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                        (9,363)         (4,211)        (13,574)

CASH FLOWS PROVIDED BY FINANCING
 ACTIVITIES
  Net proceeds from issuance of common stock                             1,171,998          202,000      1,373,998
                                                                        ----------       ----------    -----------
       NET INCREASE IN CASH AND
       CASH
         EQUIVALENTS                                                        65,550             908          66,458


CASH AND CASH EQUIVALENTS - Beginning                                          908              --              --
                                                                        ----------       ----------    -----------

CASH AND CASH EQUIVALENTS  - Ending                                   $     66,458     $       908    $     66,458
                                                                      ============     ============    ===========

The accompanying notes are an integral part of these financial statements.

                          ORIGIN INVESTMENT GROUP, INC.
                          (A Development Stage Company)

                       STATEMENTS OF CASH FLOWS, Continued

       For the Year Ended December 31, 2000, for the period April 6, 1999 (Inception) Through December 31, 1999 and for the Period April 6, 1999
                      (Inception) through December 31, 2000
--------------------------------------------------------------------------------



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                                    For the Period   For the Period
                                                                                     April 6, 1999    April 6, 1999
                                                                                      (Inception)      (Inception)
                                                                                        Through          Through
                                                                        2000          December 31,     December 31,
                                                                                         1999             2000
                                                                   -------------   --------------   ----------------
Cash paid during the years for:

  Interest                                                                $2,300          --             $2,300

The accompanying notes are an integral part of these financial statements.


                          ORIGIN INVESTMENT GROUP, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 1 -Description of Business, Going Concern Uncertainty and Managements Plans

     The Company and Nature of Business

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

       Going Concern Uncertainty and Management Plans

     As shown in the accompanying financial statements, the Company incurred a net loss of $1,074,362 during the year ended December 31, 2000 resulting in an deficit accumulated during development stage of $1,279,791. Management plans include the raising of capital and seeking out companies to acquire. On March 15, 2001 the Company signed a letter of intent (See Note 11) for the acquisition of a Company. There is no assurance that Management will complete the pending acquisition or be able to raise capital. Failure to raise capital may result in the Company depleting its available funds, not being able to fund its investment pursuits and cause it to curtail or cease operations. Additionally, even if the Company does raise sufficient capital, there can be no assurances that the net proceeds will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

     These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.


NOTE 2 - Summary of Significant Accounting Policies

     Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.


     Advances for Business Expenses

     During the period ended December 31, 1999 the Company advanced cash to an officer for business expenses that were incurred by the officer on the Company's behalf. Net amounts advanced against reimbursable expenses at December 31, 1999 were used for business expenses during the year ended December 31, 2000.

     Property and Equipment and Depreciation

     Property and equipment is stated at cost and is depreciated using the straight line method over the estimated useful lives of the respective assets. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

     Reclassifications

     Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications have no effect on previously reported operations.

     Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under SFAS No. 109, the assets and liabilities are based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Use of Estimates in the Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Net Loss Per Common Share

     The Company computes per share amounts in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 eliminates the presentation of the primary and fully dilutive earnings per share ("EPS") and requires presentation of the basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods. Common stock equivalents have been excluded from the weighted average shares outstanding calculation, as inclusion is anti-dilutive.


     Stock-Based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation" prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires employee compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company accounts for employee stock based compensation in accordance with the provisions of APB 25. For non-employees options and warrants the Company uses the fair value method as prescribed in SFAS 123.

       Fair Value of Financial Instruments

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statement of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

       Business Segment

     SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined that under SFAS No. 131, it operates in one segment.


       Computer Software Costs

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC of AICPA") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", effective for fiscal years beginning after December 15, 1998. SOP No. 98-1 requires that certain costs of computer software developed or obtained for internal use be continued capitalized and amortized over the useful life of the related software.

       Start-up Activities Costs

     In April 1988, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Cost of Start-up Activities." This SOP requires that the cost of start-up activities, including organization costs, be expensed as incurred. The Company has followed this policy since its inception.

       New Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999, which has been deferred to June 15, 2000 by publishing of SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. The Company does not expect that the adoption of this standard will have a material impact on its financial statements.


NOTE 3 - Related Party Transactions

     During the year ended December 31, 2000 and for the period April 6, 1999 (Inception) through December 31, 1999, the Company incurred legal expenses of $18,888 and $50,825, respectively, from Rizvi & Associates, L.L.P. whose Managing Partner, Omar Rizvi, is the Company's Chairman and President.


NOTE 4 - Property and Equipment

     Property and equipment at December 31, 2000 and 1999 consist of the following:

                                                                                            Estimated
                                                            2000            1999         Useful Lives
                                                       -------------- -------------     -------------
       Equipment and software                              $13,574        $4,211           5 years

       Less: accumulated depreciation                        1,541           389
                                                          --------       -------
           Property and Equipment, Net                     $12,033        $3,822
                                                          ========       =======

     Depreciation expense for the year ended December 31, 2000 and for the period April 6, 1999 (Inception) through December 31, 1999 was $1,152 and $389, respectively.

NOTE 5 - Short Term Bridge Loan

In the third quarter 2000, the Company received an aggregated of $80,992 in the form of short term bridge loans from four accredited investors. These bridge loans varied in duration between one month and three months prior to maturity and carried simple interest rates between 8-12% per annum. Each bridge loan Investor also received Common Stock Warrants to purchase an aggregate of 248,968 shares of the Company's common stock , exercisable at $.40 per share that were redeemable for between one to four shares of common stock for every dollar loaned (See Note 10). All principal and interest had been returned to each of the four accredited investors at December 31, 2000.

NOTE 6 - Stockholders' Equity (Deficiency)

     On May 5, 1999, 2,000,000 shares of restricted common stock were sold to the Chairman of the Board and to the Chief Executive Officer (1,000,000 each) at their par value of $.001 per shares. The shares are "restricted securities" as defined in Rule 144 under the Securities Act of 1933 (The "Act"). The shares may not be offered for sale, sold or otherwise transferred except pursuant to an effective registration statement under the Act.

     Subsequent to this issuance, the Company's Board of Directors realized that the initial value paid for these 2,000,000 shares was not equal to the sale price of $.10 per share for the 2,000,000 shares sold in connection with an offering commencing August 1999. Therefore, in order to pay the same value for their shares as paid by the investors, each officer executed a secured promissory note payable to the Company for $99,000 or 198,000 in total. The notes were executed on January 12, 2000 and bear interest at 5.16% per year with principal and interest due January 12, 2005. As of December 31, 2000 and 1999, the subscription receivable amount of $198,000 and $198,000, respectively, is reflected as a contra account in the stockholders' equity section on the balance sheet. Accrued interest receivable relating to these notes as of December 31, 2000 and 1999 of $9,791 and $0, respectively is recorded as due from officer.

     On March 19, 2001 by consent of the Board of Directors and the advisory directors, all principal and interest accrued in relation to these notes was forgiven. The debt forgiveness will be recognized as compensation expense in the first quarter 2001.

     In connection with a private offering, the Company sold 2,000,000 shares at $.10 per share that commenced on August 24, 1999 and closed on December 3, 1999.

     On January 18, 2000 the Company sold 100,000 shares of common stock to an investor for $100,000 or $1.00 per share.

     On February 12, 2000, the Company sold 21,390 shares of common stock to an investor for $99,998 or $4.67 per share.

     On April 14, 2000 the Company sold 50,000 shares of common stock to an investor for $50,000 or $1.00 per share.

     On May 8, 2000 the Company offered to sell and on May 24, 2000 completed the sale of 142,000 Units to investors for an aggregate of $106,500 or $.75 per Unit. Net proceeds received was $96,500, net of direct related costs of $10,000. Each Unit was comprised of one share of common stock and one common stock purchase warrant. Each common stock purchase warrant is redeemable for one restricted common stock upon a payment of $.75 per warrant (See Note 10).

On February 29, 2000, the Company offered to sell, 16,000 shares of Series A Convertible Preferred Stock for $4,600,000 or $287.50 per share with a minimum of $2,650,000 required to close. The Series A Convertible Preferred Stock was convertible into common stock in stages occurring at one-month intervals over a 10-month period. In addition investors of the Series A Convertible Preferred Stock were offered one additional share of restricted common stock for every $10.00 they invested if they agreed to allow the Company to use their funds for current working capital (Class 2) rather than deposit their funds in an escrow account (Class 1).

On June 6, 2000 the required minimum was not reached and the Company terminated the Series A Convertible Preferred Stock offering and on June 23, 2000, returned to the Class 1 investors an aggregate of $638,763 plus accrued interest which was previously recorded as restricted cash.

     Also on June 6, 2000 , in lieu of each Series A Convertible Preferred Stock and restricted stock awarded to the Class 2 investors the Company offered 383.33 Units. Each Unit is comprised of one share of common stock and one Common Stock Purchase Warrant where each Common Stock Purchase Warrant is redeemable for one share of common stock at an exercise price of $1.50 (See Note 10). As a result of this exchange, the Company issued 324,999 shares of common stock for $243,750 or .75 per share along with 324,999 common stock purchase warrants.


     On June 12, 2000 the Company sold 20,000 shares of its restricted common stock to two accredited investors for $25,000 or $1.25 per share.

     On August 24, 2000 the Company sold an aggregate of 344,827 shares of common stock to ten investors for $100,000 or $0.29 per share.

On August 29, 2000 the Company offered to sell and on September 12, 2000, completed the sale of 350,000 shares of common stock to an investor for an aggregate of $507,500 or $1.45 per share. Net proceeds received was $456,750, net or direct related costs of $50,750.

NOTE 7 - Income Taxes


     The effective tax rate differs from the U.S. Statutory federal income tax rate of 34% as described in the table below:

                                                                                                   For the period
                                                                                                    April 6, 1999
                                                                                                     (Inception)
                                                                                                       through
                                                                                                     December 31,
                                                                                       2000              1999
                                                                                  ---------------- -----------------
       Federal tax                                                                      $ 366,000         $ 60,000
       State and local taxes, net of federal benefit                                       61,000           10,000
       Valuation allowance                                                               (427,000)         (70,000)
                                                                                       ----------        ---------

             Total                                                                      $      --         $     --
                                                                                      ===========       ==========

     The components of deferred tax assets and liabilities at December 31, 2000 and December 31, 1999 consist of the following:

       Deferred tax assets                                                             2000              1999
                                                                                 ------------------ -----------------
       Net operating loss carryforward                                                   $427,000      $70,000

       Less: Valuation Allowance                                                          427,000       70,000
                                                                                         --------      -------

             Total Deferred Tax Assets                                                    $    --      $    --
                                                                                         ========      =======


       Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Management concluded a valuation allowance was appropriate at December 31, 2000 and 1999 due to operating losses.

     At December 31, 2000, the Company has net operating loss carry forwards of approximately $1,220,000 which will expire in years 2019 and 2020.


NOTE 8 - Commitments and Contingencies

       Office Lease

     The Company is currently renting office space in four locations. One office is in Chicago Illinois, one is located in New York City and two are located in Los Angeles, California. One of the locations in Los Angeles is a personal residence of an officer of the Company whereby the officer uses this location as a home office and the Company pays one half of the monthly rent. All rental agreements are on a month to month basis. Rent expense for the year ended December 31, 2000 and for the period April 6 (Inception) through December 31, 1999 was $58,836 and $23,000, respectively.

       Stock purchase agreements

On December 31, 1999 the Company entered into a stock purchase agreement which was subsequently amended on March 2, 2000 and March 24, 2000 whereby the Company would acquire 100% of the outstanding stock of Encore Investments, Inc. and Sigma Solutions, Inc. The Company was not able to raise the requisite amount of capital necessary to close the purchase of stock of Encore Investments, Inc. and Sigma Solutions, Inc. and therefore the purchase agreement was terminated on May 16, 2000. A break up fee was paid to the principals of Encore Investments, Inc. and Sigma Solutions, Inc. by the Company in the amount of $200,000.

     On September 28, 2000, the Company entered into a stock purchase agreement which was subsequently amended on October 31, 2000, whereby the Company would acquire 100% of the outstanding stock of Transition 1/ Management Accounting Systems, Inc. On November 15, 2000, this agreement was terminated due to the parties being unable to reach an agreement as to a fair valuation for the transaction.

       Consulting Agreement

On May 31, 2000 the Company entered into a consulting agreement with International Investor Relations Group, Inc ("IIRG") whereby IIRG will provide among other things road shows, media placements and news releases through November 30, 2001. The total fee for these services is $400,000 plus 100,000 warrants to purchase the Company's common stock at 100% of the market value, 100,000 warrants to purchase the Company's common stock at 150% of the market value and 100,000 warrants to purchase the Company's common stock at 200% of the market value. To date IIRG has not performed any services relating to this agreement and therefore the $75,000 initial payment to IIRG is recorded as a prepaid expense as of December 31, 2000. The Company also has not issued any warrants to IIRG as of December 31, 2000.

       Equity Credit Line

     On June 6, 2000, the Company entered into a letter of intent with First Fidelity Capital (FFC) an Investment Advisor to the Alpha Group of Funds, whereby FFC committed to purchase $5,000,000 of the Company's common stock from time to time during a period of twelve months subject to satisfaction of certain conditions. On September 12, 2000, the Company and FFC entered into a revised letter of intent whereby FFC committed to purchase an additional $5,000,000 of the Company's common stock. The Company and FFC were unable to agree to terms of the Common Stock Purchase Agreement and therefore the Company withdrew its intent to enter into this agreement on February 21, 2001.


NOTE 9 - Stock Option Plan

     During 1999, the Company's Board of Directors adopted an Employee Stock Incentive Plan, which provides for the granting of Incentive Stock Options ("ISO's), Restricted Stock, Stock Awards, Performance Share Awards and Stock Appreciation Rights ("SAR's) to Officers, Directors, Employees, Nonemployee Directors and other persons who perform services which contribute to the successful performance of the Company. The Employee Stock Incentive Plan provides for a total number of shares available for grant of awards under the Plan not to exceed 15% of the total issued and outstanding shares as of the date of any award; provided that the number of shares available for grant as ISO's under the Plan shall not exceed an aggregate of 1,000,000 shares in any given year.

During 1999, the Company granted to key employees options to purchase shares of common stock with exercise prices of $0.10 and $0.20 per share under the plan. The exercise price approximates market price on the date of the grant. The $0.10 options were fully vested on December 23, 1999 and the $0.20 options were to vest at the earlier of the Company's first definitive financing transaction or May 23, 2000 which was May 23, 2000. During 2000, 25,000 options with an exercise price of $0.20 were forfeited. The options outstanding at December 31, 2000 expire through May 2003.

       Activities under the Plan are as follows:
                                                  Number           Weighted
                                                    Of              Average
                                                  Options         Exercise Price
                                              -----------------   --------------

     Balance - April 6, 1999 (Inception)               --
     Options granted                              450,000           $0.15
                                                ---------
     Balance - December 31, 1999                  450,000
     Options granted                                   --
     Options forfeited                            (25,000)          $0.20
                                                                ----------
     Balance - December 31, 2000                  425,000           $0.14
                                                                ==========

     There were 425,000 and 225,000 options exercisable at December 31, 2000 and 1999, respectively.

     Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair market value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the period April 6, 1999 (Inception) through December 31, 1999.

                                       Assumptions
      -------------------------------------------------- -----------------------

      Risk-free rate                                                       6.05%
      Dividend yield                                                          --
      Volatility factor of the
        expected market price of the
        Company's common stock                                           100.00%

      Average life                                                           3.0


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information the period April 6, 1999 (Inception) through December 31, 1999 is as follows:

                                                                  For the period
                                                                   April 6, 1999
                                          For the year             (Inception)
                                             ended                   through
                                           December 31,            December 31,
  Net Loss                                    2000                    1999
  -------------                        -----------------        ----------------
         As reported                      $(1,074,362)               $(205,429)
                                           ============               ==========
         Pro forma                        $(1,074,362)               $(230,179)
                                           ============               ==========

  Basic and diluted net loss per share

       As reported                             $(0.23)                  $(0.07)
                                               =======                  =======
       Pro forma                               $(0.23)                  $(0.08)
                                               =======                  =======


     The weighted average fair value of options granted during the period April 6, 1999 (Inception) through December 31, 1999 was $0.06 per share respectively.

       The following table summarizes information concerning stock options outstanding at December 31, 2000.



                                                Weighted Average Remaining                    Weighted Average
                                 Number             Contractual Life          Number           Exercise Price
         Exercise Price        Outstanding                                  Exercisable
  ----------------------- ----------------- ----------------------------- ------------------ ---------------------
     $0.10                   225,000                    2.4 years              225,000            $0.10
     $0.20                   200,000                    2.4 years              200,000            $0.20

     During 1999, the Company's Board of Directors adopted a management Incentive Program, which will provide incentives and reward key management personnel of the Company and its business units for achieving performance goals that promote the financial success of the Company and enhance value for the Company's stockholders. The Management Incentive Program shall be administered by a Program Committee designed by the Board of Directors. The maximum award payable to an executive in any year will be $1 million, which will be paid in such form as the program Committee provides. The Plan became effective January 1, 2000. As of December 31, 2000 no awards have been issued relating to this plan.


NOTE 10 - Warrants

     In the third quarter 2000, the Company issued warrants to purchase 248,968 shares of the Company's common stock exercisable at $.40 per share in connection with short term bridge loans (See Note 5). These warrants vest immediately and expire one year after issuance. The fair market value of these warrants was $43,125 which was estimated at the date of grant using the Black-Scholes option-pricing model. This amount was recorded as increases to both additional paid in capital and deferred debt discount. The deferred debt discount of $43,125 was fully amortized to interest expense during the year ended December 31, 2000.

     On May 24, 2000 the Company issued warrants to purchase 142,000 shares of the Company's common stock exercisable at $.75 per share in connection with the common stock offering (See Note 6). These warrants vest immediately and expire five years after issuance. The fair market value of these warrants was $153,797 which was estimated at the date of grant using the Black-Scholes option pricing model.

     On June 6, 2000 the Company issued warrants to purchase 324,999 shares of the Company's common stock exercisable at $1.50 per share in connection with the exchhange of Class 2 Series A Convertible Preferred Stock (See Note 6). These warrants vest immediately and expire five years after issuance. The fair market value of these warrants was $646,746 which was estimated at the date of grant using the Black-Scholes option pricing model.

NOTE 10 - Warrants, continued

       Transactions involving warrants are summarized as follows:

                                                            Number           Weighted
                                                              Of              Average
                                                           Warrants        Exercise Price
                                                     ----------------- ------------------
     Balance - December 31, 1999                                  --

     Options granted                                         715,967                $0.98
                                                             -------
     Balance - December 31, 2000                             715,967                $0.98

       There were 715,967 warrants exercisable at December 31, 2000.

     The following table summarizes information concerning warrants outstanding at December 31, 2000.

                                                 Weighted Average
                                Number         Remaining Contractual    Number Exercisable     Weighted Average
     Exercise Price           Outstanding              Life                                     Exercise Price
     ---------------------- ---------------- -------------------------- ------------------- -----------------------
      $0.40                      248,968               .5 year                 248,968                $0.40
      $0.75                      142,000              4.5 years                142,000                $0.75
      $1.50                      324,999              4.5 years                324,999                $1.50


NOTE 11 - Subsequent events

       Letter of Intent

On March 15, 2001 the Company entered into a letter of Intent whereby the Company would acquire 100% of the outstanding stock of Vivocom, Inc ("Vivocom") in exchange for 2,000,000 shares of the Company's common stock; 18,000,000 shares of Series A Convertible Preferred Stock and $250,000 in cash to be paid at closing. In addition, the Company will be required to make a cash investment of $3,250,000 into Vivocom during the twelve months subsequent to the closing of the acquisition. Completion of the acquisition is subject to the execution of a definitive agreement, approval by the Company's and Vivocom's Board of Directors and the ability of the Company to raise the required capital, among other things. There is no assurance that the acquisition will be completed by the Company and Vivocom.

NOTE 12 -- QUARTERLY FINANCIAL DATA (Unaudited)

                                                        Year Ended December 31, 2000

                                First Quarter           Second Quarter          Third Quarter               Fourth
Quarter
Operating Expenses              $  321,842              $   146,499             $   124,060             $   246,875
                                -----------             ------------            ------------            ------------
Operating Loss                    (321,842)                (146,499)               (124,060)               (246,875)
Other Expense (Income), net        199,889                      (45)                 36,277                  (1,035)
                                -----------             ------------            ------------            ------------
Net Loss                        $ (521,731)             $  (146,454)            $  (160,337)            $  (245,840)
                                ===========             ============            ============            ============

Net loss per common share
Basic and diluted                    $(0.13)                  $(0.03)                 ($0.03)                 ($0.04)
                                    =======                  =======                 =======                 =======

The unaudited interim financial information reflects all adjustments, which in the opinion of management, are necessary for a fair statement of the results of the interim periods presented, all adjustments are of normal recurring nature.