Form 10-Q
period 2001-03-31
ORIGIN INVESTMENT GROUP INC
filed 2001-05-22
CIK 1084415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



     [ x ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2001

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     The registrant has 5,353,216 shares of common stock outstanding as of May 9, 2001.


                         PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

                          ORIGIN INVESTMENT GROUP, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                March 31, 2001 (Unaudited) and December 31, 2000
--------------------------------------------------------------------------------


                                                            ASSETS


                                                March 31, 2001     December 31,
                                                                           2000
                                              ---------------- -----------------

Cash and cash equivalents                        $       6,173     $     66,458
Prepaid expenses                                        77,600           77,600
Interest receivable - Officer                               --            9,791
Deferred financing costs                                14,795               --
                                                        ------               --


       Total Current Assets                             98,568          153,849
                                                        ------          -------


PROPERTY AND EQUIPMENT, Net                             11,354           12,033
----------------------                                  ------          -------



       TOTAL ASSETS                                   $109,922         $165,882
                                                      ========         ========


 The accompanying notes are an integral part of these financial statements.














                         ORIGIN INVESTMENT GROUP, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                March 31, 2001 (Unaudited) and December 31, 2000
--------------------------------------------------------------------------------




                              LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

                                                March 31, 2001     December 31,
                                                                            2000
                                              ---------------- -----------------


LIABILITIES
  Accounts payable and accrued expenses              $  76,567      $    28,550
  Loans payable                                         35,000               --
                                                        ------               --

       TOTAL CURRENT LIABILITIES                       111,567           28,550
                                                       -------           ------


COMMITMENTS


STOCKHOLDERS' (DEFICIENCY) EQUITY
---------------------------------
Preferred Stock $.001 par value,
5,000,000 shares authorized, none
issued and outstanding                                      --               --
 Common stock, $.001 par value,
  50,000,000 shares authorized;
  5,386,549 and 5,353,216 issued
  and outstanding                                        5,386            5,353
 Paid-in-capital                                     1,641,620        1,609,770
 Subscription receivable                                    --         (198,000)
 Deficit accumulated during
 development stage                                  (1,648,651)      (1,279,791)
                                                    -----------     -----------


   TOTAL STOCKHOLDERS' (DEFICIENCY) EQUITY              (1,645)         137,332
                                                        -------         -------


       TOTAL LIABILITIES AND STOCKHOLDERS'
         (DEFICIENCY) EQUITY                       $   109,922    $     165,882
                                                   ===========    =============


 The accompanying notes are an integral part of these financial statements.


                         ORIGIN INVESTMENT GROUP, INC.
                          (A Development Stage Company)

                      STATEMENTS OF OPERATIONS (UNAUDITED)

               For the Three Months ended March 31, 2001 and 2000 and for the Period April 6, 1999 (Inception) Through March 31, 2001
--------------------------------------------------------------------------------


                                                                      Three Months Ended          For the Period April
                                                                           March 31,               6, 1999 (Inception)
                                                                                                    through March 31,
                                                                    2001             2000                 2001
                                                               --------------- ------------------ --------------------
OPERATING EXPENSES
 Professional fees and consulting fees                             $  68,892        $ 104,151        $  424,612
 Travel and entertainment                                             14,328           98,910           263,110
 General and administrative expenses                                  25,661           71,412           265,024
 Officers and directors compensation                                 252,945           47,369           447,726
                                                                     -------           ------           -------

   TOTAL OPERATING EXPENSES                                          361,826          321,842         1,400,472
                                                                     -------          -------         ---------

OTHER EXPENSES
 Interest expense (income), net                                        7,034             (111)           42,120
 Break up fee                                                             --          200,000           200,000
 Other expenses, net                                                      --               --             6,059
                                                                          --               --             -----

   TOTAL OTHER EXPENSES                                                7,034          199,889           248,179
                                                                       -----          -------           -------

   NET LOSS                                                        $(368,860)       $(521,731)      $(1,648,651)
                                                                   ==========       ==========      ============


NET LOSS PER COMMON SHARE
   - BASIC AND DILUTED                                                (0.07)          (0.13)
                                                                      ======          ======


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         5,354,681       4,092,519
                                                                   =========       =========

The accompanying notes are an integral part of these financial statements.

















ORIGIN INVESTMENT GROUP, INC.
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

             For the Three Months Ended March 31, 2001 and 2000 and for the period April 6, 1999 (Inception) Through March 31, 2000
--------------------------------------------------------------------------------


                                                                                                       For the Period
                                                                            Three Months Ended          April 6, 1999
                                                                                 March 31,               (inception)
                                                                                                        Through March
                                                                            2001           2000           31, 2001
                                                                       --------------- -------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                   $(368,860)      $(521,731)   $(1,648,651)
                                                                            ---------       ---------    -----------
 Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                                                 679             400          2,220
    Amortization of financing costs                                             7,088              --         50,213
    Officers and directors compensation                                       207,791              --        207,791
Changes in operating assets and liabilities;                                       --              --             --
    Miscellaneous receivable                                                       --           4,250             --
    Advances to Officer                                                            --          12,103             --
    Interest receivable - Officer                                                  --              --         (9,791)
    Prepaid expenses                                                               --          33,550        (77,600)
    Accounts payable and accrued expenses                                      48,017          40,641         76,567
                                                                               ------          ------         ------

       TOTAL ADJUSTMENTS                                                      263,575          90,944        249,400
                                                                              -------          ------        -------

       NET CASH USED IN OPERATING ACTIVITIES
                                                                             (105,285)       (430,787)    (1,399,251)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of office equipment                                                      -              --        (13,574)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Net proceeds from issuance of common stock                                   10,000         199,998      1,383,998
  Proceeds from proposed sale of preferred stock.                                  --         243,750             --
  Net proceeds from loans payable                                              35,000              --         35,000
                                                                               ------              --         ------

        NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                                               45,000         443,748      1,418,998

       NET (DECREASE) INCREASE IN CASH AND
        CASH EQUIVALENTS                                                      (60,285)         12,961          6,173

CASH AND CASH EQUIVALENTS - Beginning                                          66,458             908             --
-------------------------                                                      ------             ---             --

CASH AND CASH EQUIVALENTS  - Ending                                             6,173          13,869          6,173
-------------------------                                                       =====          ======          =====

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

     The Company has experienced losses since inception and has negative cash flows from operations and has a stockholders' deficiency. For the quarter ended March 31, 2001, the Company experienced a net loss of $368,860.

     The Company's ability to continue as a going concern is contingent upon its ability to raise additional capital. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

     Management is pursuing various sources to raise capital and has a purchase agreement in place to acquire a certain company, contingent on due diligence and the ability to raise capital when needed or obtain such on terms satisfactory to the Company, if at all. Failure to raise capital may result in the Company depleting its available funds and not being able to fund its investment pursuits.


NOTE 2 - Presentation

     The accompanying balance sheet of the Company as of March 31, 2001, the related statement of operations and cash flow for the three months ended March 31, 2001 have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements and these notes should be read in conjunction with the financial statements of the Company included in the Company's Annual Report of Form 10-K for the year ended December 31, 2000 as filed with the commission.


NOTE 2 - Presentation, continued

     The information furnished herein reflects all adjustments consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of results to be expected for the entire year.

NOTE 3 - Stock purchase agreements

     On March 15, 2001, the Company entered into a letter of Intent and subsequently on April 30, 2001 entered into a share exchange agreement and investment and conversion agreement whereby the Company would acquire 100% of the outstanding stock of Vivocom, Inc ("Vivocom") in exchange for 2,000,000 shares of the Company's common stock, subject to and adjustment amount, and 1,000,000 shares of the Company's Series B Convertible preferred stock. The 1,000,000 shares of the Company's Series B Convertible preferred stock will be convertible into 18,000,000 shares of the Company's common stock provided that Vivocom meets certain target revenue amounts over a three year period starting at the closing date. The Company would also be required to invest a minimum of $3,250,000 within Vivocom during the first year from the closing date for development and marketing of which $250,000 would be paid at closing. This $250,000 will constitute the adjustment amount whereby the number of the Company's common shares due at closing will be reduced by dividing $250,000 by the bid price of the Company's common stock on the closing date. The closing of this acquisition is subject to due diligence by the Company and Vivocom and the ability of the Company to raise the required capital, among other things. There is no assurance that the acquisition will be completed by the Company and Vivocom.


NOTE 4 - Equity Transactions

     On March 28, 2001 the Company sold 33,333 units to an investor for an aggregate of $10,000 or $.30 per share. Each unit is comprised of one share of common stock and one common stock warrant. Each warrant is redeemable for one share of common stock upon the payment of $.40.


NOTE 5 - Short Term Bridge Loan

     During the quarter ended March 31, 2001, the Company received an aggregate of $35,000 in the form of two short term bridge loans from investors. The duration of these loans are two months and three months and carry interest rates of 12% per annum. Each bridge loan investor also received common stock warrants to purchase an aggregate of 52,500 shares of the Company's common stock exercisable at $.40 per share. As of the date of this quarterly report filing all Principal and interest has not been returned to the investors.


NOTE 6 - Forgiveness of Debt

     On March 19, 2001 by consent of the Board of Directors and the advisory directors, all principal and interest in relation to the stock subscription receivable from the Chairman of the Board and the Chief Executive Officer in the amount of $207,791 was forgiven. This debt forgiveness was recognized as compensation expense during quarter ended March 31, 2001.


NOTE 7 - Subsequent Events

         Equity transactions

     On April 4, 2001 the Company sold 100,000 units to an investor for an aggregate of $30,000 or $.30 per unit. Each unit is comprised of one share of common stock and one and one half common stock warrants or 150,000 common stock warrants. Each common stock warrant is redeemable for one share of common stock upon the payment of $.40 per warrant.

     On May 9, 2001 the Company sold 50,000 units to an investor for an aggregate of $20,000 or $.40 per unit. Each unit is comprised of one share of common stock and one common stock warrant. Each common stock warrant is redeemable for one share of common stock upon the payment of $.40 per warrant.


         Short term bridge loan

     On May 15, 2001, the Company received $10,000 in the form of a short term bridge loan from an investors. The duration of this loan is one month and has an interest rate of 12% per annum. This investor also received common stock warrants to purchase an aggregate of 15,000 shares of the Company's common stock exercisable at $.51 per share.

         Warrants

     On May 17, 2001, the Company issued warrants to a consultant to purchase an aggregate of 12,500 shares of common stock at an exercise price of $.40 per share.


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

     We have experienced a loss since inception and have negative cash flows from operations and have a stockholder's equity deficiency. For the period ended March 31, 2001, we experienced a net loss of $368,860, as compared to a net loss of $521,731, for the period ending March 31, 2000.

     Our ability to continue as a going concern is contingent upon our ability to raise additional capital. In addition, the ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

     The  report of the  Company's  Independent  Certified  Public  Accountants'
includes an explanatory paragraph expressing substantial doubt about the our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern. This quarterly report was not reviewed by our independent certified public accountants.

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

     STOCK PURCHASE OF VIVOCOM, INC.

     One April 30, 2001 we entered into a share exchange agreement ("Share Exchange Agreement") and an investment and conversion agreement ("Investment Agreement") with Vivocom, Inc., a San Jose, California based Internet software company which has developed and owns a proprietary and patent pending Internet routing technology known as the "Smart Internet Switch(TM)". The "Smart Internet Switch(TM)" or "SIS" is a technology which allows all forms of digital data: voice, video, remote control, remote application sharing and all other forms of data to be routed, queued and translated from one device to another, utilizing a single Internet Protocol (IP) channel. Pursuant to the Share Exchange Agreement, we have agreed to acquire one hundred percent of the issued and outstanding capital stock of Vivocom, in exchange for (a) $250,000 cash, (b) 2,000,000 shares of Origin common stock, subject to a downward adjustment ("Adjustment"), and (c) 1,000,000 Series B Convertible Preferred Stock of Origin ("Series B Stock"). Pursuant to the Investment Agreement, we have agreed to invest an aggregate of $3,250,000 cash within the operations of Vivocom during the first twelve months after the closing of the transaction. Also, in the event that Vivocom achieves certain revenue milestones from the sale and/or licensing of its SIS technology and related products, the Series B Stock will convert into additional Origin common stock. In addition, should Vivocom achieve a minimum of $5,000,000 in revenues during the first 12 months of operations after closing, as defined within the Investment Agreement, Origin agrees to invest an additional $10,000,000 during the twelve months beginning one year after the date of close of the transaction.

Current Series A Convertible Preferred Offering

     On April 17, 2001 we filed an exempt offering pursuant to Rule 602 of Regulation E with the Securities and Exchange Commission. Pursuant to this filing, we are currently offering via private placement to accredited investors an offering of 150,000 units for $1,500,000 or $10.00 per Unit ("Unit Offering"). Each unit is comprised of one Series A Convertible Preferred Stock ("Series A Stock") and ten Class C common stock purchase warrants. Each Series A Stock converts into a certain number of common stock based on a conversion price calculated on the date of conversion, as described below. The Series A Stock will automatically convert on four conversion dates, converting one fourth or twenty five percent (25%) on each such date. The four conversion dates for the Series A Stock will occur every 90 days, beginning on the date this offering is closed. The conversion dates are 3, 6, 9, and 12 months after the close of this offering, which shall occur on the earlier of (1) subscriptions for $1,500,000 is received or (2) July 31, 2001. On each conversion date, 25% of Series A Stock held by each Series A Stock holder will convert into an amount of common stock equal to the following formula: Total common shares received on each conversion date by each holder of Series A Stock= 10*[25% of Total Shares of Series A Stock held of record by holder as of Close of Private Placement/Conversion Price]. The conversion price ("Conversion Price") will be calculated as 75% of the average closing bid price, as quoted by Bloomberg, L.P., for the ten days on which the Nasdaq Stock Market is open for regular trading immediately preceding the conversion date, subject to a minimum or "floor" or $0.40 and a maximum or "cap" of $5.00. For example, an investor who invests $10,000 will receive 1,000 Series A Stock and 10,000 Class C Warrants. On the first conversion date, assuming the conversion price as calculated is equal to $2.00, that investor will receive 10*[250/2.00] or 1,250 common shares and will receive a stock certificate for his/her 750 shares of Series A Stock remaining. At each conversion date, each Unit holder will be allowed to redeem 25% of his/her warrants upon payment of redemption price of $0.40 per Class C Warrant. Holders of Series A Stock will also be entitled to a dividend payment in the amount of $0.95 per Series A Stock which will be paid on the last conversion date in the form of cash or an amount of common stock at the Conversion Price, as calculated above, on the final conversion date, at the holder's election. We intend on utilizing the proceeds from this Unit Offering to meet our funding obligations pursuant to the Share Exchange Agreement and Investment Agreement with Vivocom and for working capital purposes. At the time of filing of this Form 10-Q, no subscriptions for Units pursuant to this Unit Offering have been received.



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

                           PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.

   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

     Equity Transactions

     On April 4, 2001, we sold 100,000 units to an investor for an aggregate of $30,000 or $.030 per Unit. Each unit is comprised of one share of common stock and one and one half common stock warrants, or 150,000 common stock warrants. Each common stock warrant is redeemable for one share of common stock upon payment of $.40 per warrant.

     On May 9, 2001 we sold 50,000 units to an investor for an aggregate of $20,000, or $0.40 per unit. Each unit is comprised of one share of common stock and one common stock warrant, or 50,000 warrants. Each common stock warrant is redeemable for one share of common stock upon the payment of $0.40 per warrant.

     Short Term Bridge Loans

     On May 15, 2001, we received $10,000 in the form of a short term bridge loan from an investor. The duration of this loan is one month and has an interest rate of 12% per annum. This investor also received common stock warrants to purchase an aggregate of 15,000 shares of our common stock exercisable at $.51 per share.

     Warrants

     On May 17, 2001 we issued warrants to a non-affiliated consultant to purchase an aggregate of 12,500 shares of common stock at an exercise price of $0.40 per share.

Item 6.   Exhibits and Reports on Form 8-K.

1.        Exhibits

Exhibit   Description

     3.1  Articles  of   Incorporation   of  Origin   filed  on  April  6,  1999
          (incorporated by reference to Exhibit 3(i) to Form 10 filed by Origin on August 16, 1999)

     3.2 Bylaws of Origin. (Incorporated by reference to Exhibit 3(ii) to Form 10 filed by Origin on August 16, 1999)

     4.1 Offering Circular of Unit Offering (Incorporated by reference to Form 1-E filed on April 17, 2001 in connection with Rule 602 Regulation E Unit Offering.)

     10.1 Share Exchange Agreement between Origin Investment Group, Inc. and Cromerica Technologies, LLC re purchase of Vivocom, Inc.

     10.2 Investment   Agreement  between  Origin  Investment  Group,  Inc.  and
          Cromerica Technoligies, LLC re purchase of Vivocom, Inc.



                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on May 21, 2001 by the undersigned thereunto duly authorized.

                          ORIGIN INVESTMENT GROUP, INC.


                          /s/  OMAR A. RIZVI
                          ---------------------------------
                          Omar A. Rizvi
                          President, Chairman of the Board of Directors