Form 10-Q/A
period 2001-03-31
ORIGIN INVESTMENT GROUP INC
filed 2001-05-30
CIK 1084415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     The registrant has 5,386,549 shares of common stock outstanding as of May 9, 2001.


                         PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

                          ORIGIN INVESTMENT GROUP, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                March 31, 2001 (Unaudited) and December 31, 2000
--------------------------------------------------------------------------------


                                                            ASSETS


                                                March 31, 2001     December 31,
                                                                            2000
                                              ---------------- -----------------

Cash and cash equivalents                        $       6,173     $     66,458
Prepaid expenses                                        77,600           77,600
Interest receivable - Officer                               --            9,791
Deferred financing costs                                14,795               --
                                                        ------           ------


       Total Current Assets                             98,568          153,849
                                                        ------          -------


PROPERTY AND EQUIPMENT, Net                             11,354           12,033
----------------------                                  ------          -------



       TOTAL ASSETS                                   $109,922         $165,882
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














                         ORIGIN INVESTMENT GROUP, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                March 31, 2001 (Unaudited) and December 31, 2000
--------------------------------------------------------------------------------




                              LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

                                                March 31, 2001     December 31,
                                                                            2000
                                              ---------------- -----------------


LIABILITIES
  Accounts payable and accrued expenses              $  76,567      $    28,550
  Loans payable                                         35,000               --
                                                        ------           ------

       TOTAL CURRENT LIABILITIES                       111,567           28,550
                                                       -------           ------


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


                         ORIGIN INVESTMENT GROUP, INC.
                          (A Development Stage Company)

                      STATEMENTS OF OPERATIONS (UNAUDITED)

               For the Three Months ended March 31, 2001 and 2000 and for the Period April 6, 1999 (Inception) Through March 31, 2001
--------------------------------------------------------------------------------


                                                                      Three Months Ended          For the Period April
                                                                           March 31,               6, 1999 (Inception)
                                                                                                    through March 31,
                                                                    2001             2000                 2001
                                                               --------------- ------------------ --------------------
OPERATING EXPENSES
 Professional fees and consulting fees                             $  68,892        $ 104,151        $  424,612
 Travel and entertainment                                             14,328           98,910           263,110
 General and administrative expenses                                  25,661           71,412           265,024
 Officers and directors compensation                                 252,945           47,369           447,726
                                                                     -------           ------           -------

   TOTAL OPERATING EXPENSES                                          361,826          321,842         1,400,472
                                                                     -------          -------         ---------

OTHER EXPENSES
 Interest expense (income), net                                        7,034             (111)           42,120
 Break up fee                                                             --          200,000           200,000
 Other expenses, net                                                      --               --             6,059
                                                                       -----          -------             -----

   TOTAL OTHER EXPENSES                                                7,034          199,889           248,179
                                                                       -----          -------           -------

   NET LOSS                                                        $(368,860)       $(521,731)      $(1,648,651)
                                                                   ==========       ==========      ============


NET LOSS PER COMMON SHARE
   - BASIC AND DILUTED                                                (0.07)          (0.13)
                                                                      ======          ======


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         5,354,681       4,092,519
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























                          ORIGIN INVESTMENT GROUP, INC.
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

             For the Three Months Ended March 31, 2001 and 2000 and for the period April 6, 1999 (Inception) Through March 31, 2000
--------------------------------------------------------------------------------


                                                                                                       For the Period
                                                                            Three Months Ended          April 6, 1999
                                                                                 March 31,               (inception)
                                                                                                        Through March
                                                                            2001           2000           31, 2001
                                                                       --------------- -------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                   $(368,860)      $(521,731)   $(1,648,651)
                                                                            ---------       ---------    -----------
 Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                 679             400          2,220
    Amortization of financing costs                                             7,088              --         50,213
    Officers and directors compensation                                       207,791              --        207,791
Changes in operating assets and liabilities;                                       --              --             --
    Miscellaneous receivable                                                       --           4,250             --
    Advances to Officer                                                            --          12,103             --
    Interest receivable - Officer                                                  --              --         (9,791)
    Prepaid expenses                                                               --          33,550        (77,600)
    Accounts payable and accrued expenses                                      48,017          40,641         76,567
                                                                               ------          ------         ------

       TOTAL ADJUSTMENTS                                                      263,575          90,944        249,400
                                                                              -------          ------        -------

       NET CASH USED IN OPERATING ACTIVITIES
                                                                             (105,285)       (430,787)    (1,399,251)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of office equipment                                                      -              --        (13,574)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Net proceeds from issuance of common stock                                   10,000         199,998      1,383,998
  Proceeds from proposed sale of preferred stock.                                  --         243,750             --
  Net proceeds from loans payable                                              35,000              --         35,000
                                                                               ------         -------         ------

        NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                                               45,000         443,748      1,418,998

       NET (DECREASE) INCREASE IN CASH AND
        CASH EQUIVALENTS                                                      (60,285)         12,961          6,173

CASH AND CASH EQUIVALENTS - Beginning                                          66,458             908             --
-------------------------                                                      ------         -------        -------

CASH AND CASH EQUIVALENTS  - Ending                                             6,173          13,869          6,173
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


NOTE 2 - Presentation and Significant Accounting Policies

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



NOTE 2 - Presentation and Significant Accounting Policies, continued

     The information furnished herein reflects all adjustments consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of results to be expected for the entire year.

       Derivative Instruments and Hedging Activities

       During the period ended March 31, 2001, the Company adopted SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. Implentation of SFAS 133 did not have any material impact on the financial statements of the Company.

NOTE 3 - Stock purchase agreements

     On March 15, 2001, the Company entered into a letter of Intent and subsequently on April 30, 2001 entered into a share exchange agreement and investment and conversion agreement whereby the Company would acquire 100% of the outstanding stock of Vivocom, Inc ("Vivocom") in exchange for 2,000,000 shares of the Company's common stock, subject to an adjustment amount, and 1,000,000 shares of the Company's Series B Convertible preferred stock. The 1,000,000 shares of the Company's Series B Convertible preferred stock will be convertible into 18,000,000 shares of the Company's common stock provided that Vivocom meets certain target revenue amounts over a three year period starting at the closing date. The Company would also be required to invest a minimum of $3,250,000 within Vivocom during the first year commencing from from the closing date for development and marketing of which $250,000 would be paid at closing. This $250,000 will constitute the adjustment amount whereby the number of the Company's common shares due at closing will be reduced by dividing $250,000 by the bid price of the Company's common stock on the closing date. The closing of this acquisition is subject to due diligence by the Company and Vivocom and the ability of the Company to raise the required capital, among other requirements. There is no assurance that the acquisition will be completed between the Company and Vivocom.


NOTE 4 - Equity Transactions

     On March 28, 2001 the Company sold 33,333 units to an investor for an aggregate of $10,000 or $.30 per share. Each unit is comprised of one share of common stock and one common stock warrant. Each warrant is redeemable for one share of common stock upon the payment of $.40, vests immediately and expires on July 2, 2005


NOTE 5 - Short Term Bridge Loan

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

     On April 17, 2001, the Company offered to sell 150,000 units for $1,500,000 or $10.00 per unit. Each unit is comprised of one Series A Convertible Preferred stock and ten class C common stock purchase warrants. The Series A Convertible Preferred Stock is convertible into a certain number of common stock based on a beneficial conversion price of 75% of the average closing bid price of the Company's common stock subject to a minimum of $0.40 and a maximum of $5.00 per share. This preferred stock is convertible in stages commencing 90 days from the closing date of the offering and occurring thereafter at 90 day intervals over a 12 month period. Each warrant is redeemable for one share of common stock upon the payment of $0.40 and vests over the twelve month period. The holders of the Series A Convertible Preferred stock will also be entitled to a dividend in the amount of $0.95 per share which will be paid at the end of the twelve month period in cash or common stock at the holders election.

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

     We have experienced a loss since inception and have negative cash flows from operations and have a stockholder's deficiency. For the period ended March 31, 2001, we experienced a net loss of $368,860, as compared to a net loss of $521,731, for the period ending March 31, 2000.

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

Item 1.   Legal Proceedings

   None.

Item 2.   Changes in Securities and Use of Proceeds.

   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

     Equity Transactions

On March 28, 2001 we sold 33,333 units to an investor for an aggregate of $10,000 or $.30 per share. Each unit is comprised of one share of common stock and one common stock warrant. Each warrant is redeemable for one share of common stock upon the payment of $.40.

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

Item 3.  Defaults Upon Senior Securities

   None.

Item 4.  Submission of Matters to a Vote of Security Holders

  None.

Item 5.  Other Information

  None.

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

     10.1 Share Exchange Agreement between Origin Investment Group, Inc. and Cromerica Technologies, LLC re purchase of Vivocom, Inc.

     10.2 Investment   Agreement  between  Origin  Investment  Group,  Inc.  and
          Cromerica Technoligies, LLC re purchase of Vivocom, Inc.



                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on May 29, 2001 by the undersigned thereunto duly authorized.

                          ORIGIN INVESTMENT GROUP, INC.


                          /s/  OMAR A. RIZVI
                          ---------------------------------
                          Omar A. Rizvi
                          President, Chairman of the Board of Directors