Form 10-Q
period 2001-06-30
ORIGIN INVESTMENT GROUP INC
filed 2001-09-28
CIK 1084415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



     [ x ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2001

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     The registrant has 7,085,569 shares of common stock outstanding as of September 1, 2001.

                         PART I - FINANCIAL INFORMATION



PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                                   ORIGIN INVESTMENT GROUP, INC.
                                                   (A Development Stage Company)
                                                        CONDENDED BALANCE SHEETS
                                 June 30, 2001 (Unaudited) and December 31, 2000

                                                                          ASSETS

                                           June 30, 2001      December 31,2000
                                             (Unaudited)           (Audited)
                                     -------------------------------------------

Cash and Cash Equivalents                      $ 32,963             $ 66,458

Advances to Officer for Business Expenses             -                9,791

Prepaid Expenses                                 77,600               77,600
                                                 ------               ------
     Total Current Assets                       110,563              153,849


Property and Equipment, net:                     14,544               12,033
                                                -------              -------

TOTAL ASSETS                                   $125,107             $165,882
                                                =======              =======

The accompanying notes are an integral part of these financial statements.

                                                   ORIGIN INVESTMENT GROUP, INC.
                                                   (A Development Stage Company)
                                                        CONDENSED BALANCE SHEETS
                                 June 30, 2001 (Unaudited) and December 31, 2000

                                            LIABILITIES AND STOCKHOLDERS' EQUITY


                                            June 30, 2001      December 31,2000
                                              (Unaudited)           (Audited)
                                     -------------------------------------------

LIABILITIES

  Accounts Payable and Accrued Expenses          $154,860             $28,550
  Loans Payable                                    75,000                  --
                                                  -------             -------

TOTAL LIABILITIES                                 229,860              28,550

COMMITMENTS

STOCKHOLDERS' (DEFICIENCY)EQUITY

Common stock, $.001 par value,
  50,000,000 shares authorized;
  5,585,569 and 5,353,216 issued and
  outstanding respectively                         5,585                5,353


Paid-in-capital                                1,756,780            1,609,770

Less subscription receivable                          -              (198,000)

Deficit accumulated during
development stage                             (1,867,118)          (1,279,791)
                                              -----------          -----------

TOTAL STOCKHOLDERS' (DEFICIENCY)EQUITY          (104,753)             137,332
                                              -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
(DEFICIENCY) EQUITY                             $125,107             $165,882
                                               =========            =========

The accompanying notes are an integral part of these financial statements.

                          ORIGIN INVESTMENT GROUP, INC.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS (UNAUDITED)

      For the Three and Six Months ended June 30, 2001 and 2000 and for the
             Period April 6, 1999 (Inception) Through June 30, 2001

                                                                                                      For the Period
                                                                                                       April 6, 1999
                                                                                                        (Inception)
                                                   Three Months Ended           Six Months Ended          Through
                                                        June 30,                    June 30,             June 30,
                                                      2001          2000        2001          2000          2001
                                              ------------------------------------------------------------------------
OPERATING EXPENSES
  Professional fees                                 $ 99,686     $ 51,024    $ 168,578      $155,175      $524,298
  Travel and Entertainment                            12,101       54,738       26,429       153,648       275,211
  Office Expenses                                     32,280       25,527       57,941        46,135       297,304
  Payments to officers/directors                      37,296       14,410      290,241        61,780       485,022
  Other                                                   --          801           --        51,605             -
                                                     -------      -------     --------      --------     ---------

TOTAL OPERATING EXPENSES                             181,363      146,500      543,189       468,343     1,581,835

OTHER EXPENSES ( INCOME)                                   -            -            -
  Interest expense                                    50,442          (45)      57,476          (156)       92,562
  Break up fee                                             -            -            -       200,000       200.000
  Other expenses                                     (13,338)           -      (13,338)                     (7,279)
                                                     -------      -------      --------     ---------   ----------
TOTAL OTHER EXPENSES (INCOME)                         37,104          (45)      44,138       199,844       285,283
                                                    --------      -------      -------      ---------   ----------
      NET LOSS                                     $(218,467)   $(146,455)   $(587,327)    $(668,187)   $1,867,118
                                                    ========      ========     ========     ========    ==========
NET LOSS PER COMMON SHARE - BASIC AND DILUTED         $(0.04)      $(0.03)      $(0.11)        (0.16)
                                                    ========      ========     ========     =========
WEIGHTED AVERAGE SHARES OUTSTANDING                5,526,885    4,228,127    5,441,517     4,228,127
                                                   =========    =========    =========     ==========

                          ORIGIN INVESTMENT GROUP, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

    For the Six Months Ended June 30, 2001 and 2000 and for the period April
                    6, 1999 (Inception) Through June 30, 2000

                                                                          For the period
                                                 Six Months Ended          April 6, 1999
                                                      June 30,           (inception) to
                                                 2001          2000        June 30, 2001
                                                --------------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                       $(587,327)  $(668,186)    $(1,867,118)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                   1,678         800           3,219

    Officer and Directors Compensation            207,791                     207,791
    Amortization of Deferred Financing Costs       55,867                      98,992
    Interest Receivable Officer                                                (9,791)
    Stock Based Compensation                        6,375          --           6,375
 Changes in assets and liabilities
    Miscellaneous receivable                           --       4,250
    Advances to Officer                                --      12,103
    Prepaid expenses                                   --      25,000         (77,600)
    Other assets                                       --       8,550
    Accounts payable and accrued expenses         126,311      (5,061)        154,860
                                                  -------      -------        -------
Total Adjustments                                 398,022      45,642         383,846
                                                  -------      -------        -------
NET CASH USED IN OPERATING ACTIVITIES            (189,305)   (622,544)     (1,483,272)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of Office Equipment                     (4,190)          -         (17,763)
  Purchase of Investment Securities                     -        (676)              -
                                                   -------       -----         ------
NET CASH (USED IN) INVESTING ACTIVITIES            (4,190)       (676)        (17,763)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

  Proceeds from common stock issuance              85,000     625,248       1,458,998
  Proceeds from notes payable                      75,000           -          75,000
  Repayment of notes payable                            -           -               -
                                                  --------    --------     ----------
NET CASH PROVIDED BY FINANCING  ACTIVITIES        160,000     625,248       1,533,998

      NET (DECREASE) INCREASE IN CASH AND
       CASH EQUIVALENTS, FORWARD                  $(33,495)    $2,028        $ 32,963

                          ORIGIN INVESTMENT GROUP, INC.
                          (A Development Stage Company)
                  STATEMENTS OF CASH FLOWS (UNAUDITED)CONTINUED

    For the Six Months Ended June 30, 2001 and 2000 and for the period April
                    6, 1999 (Inception) Through June 30, 2000

                                                                          For the period
                                                 Six Months Ended         April 6, 1999
                                                      June 30,           (inception) to
                                                 2001          2000        June 30, 2001
                                                --------------------     ---------------
NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS, FORWARD                       $(33,495)     $2,028         $32,963

CASH AND CASH EQUIVALENTS - Beginning              66,458         908               -
                                                ---------      ------         --------
CASH AND CASH EQUIVALENTS  - Ending                32,963       2,936         $32,963
                                                =========    ========         ========
Cash paid during the periods for:

  Interest                                       $     -       $    -         $     -
                                                 ========    ========         ========
  Taxes                                          $     -       $    -         $     -
                                                 ========    ========         ========

                                                   ORIGIN INVESTMENT GROUP, INC.
                                                   (A Development Stage Company)
                               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - Description of Business

     Origin Investment Group, Inc. (the "Company") was incorporated on April 6, 1999 and is in the business of venture capital, which is providing growth capital to emerging companies. The Company has elected to be regulated as a business development company under the Investment Company Act of 1940 and will operate as a non-diversified company. Since its inception, the Company's efforts have been devoted to raising capital and seeking out companies to invest in. Accordingly, through the date of these financial statements, the Company is considered to be in the development stage and the accompanying financial statements represent those of a development stage enterprise.

     The Company has experienced losses since inception and has negative cash flows from operations and has a stockholders' deficiency. For the six months ended June 30, 2001, the Company experienced a net loss of $580,952.

     The Company's ability to continue as a going concern is contingent upon its ability to raise additional capital. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

     Management is pursuing various sources to raise capital on terms satisfactory to the Company, if at all. Failure to raise capital may result in the Company depleting its available funds and not being able to fund its investment pursuits.

NOTE  2  -  Presentation  and  Significant  Accounting  Policies

     The accompanying balance sheet of the Company as of June 30, 2001, the related statements of operations and cash flow for the six and three months ended June 30, 2001 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements and these notes should be read in conjunction with the financial statements of the Company included in the Company's Annual Report of Form 10-K for the year ended December 31, 2000 as filed with the commission. The information furnished herein reflects all adjustments consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. Results of operations for the six months ended June 30, 2001 are not necessarily indicative of results to be expected for the entire year.

     Derivative Instruments and Hedging Activities

     During the period ended March 31, 2001, the Company adopted SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. Implementation of SFAS 133 did not have any material impact on the financial statements of the Company.

NOTE 3 - Stock purchase  agreements

     On March 15, 2001, the Company entered into a letter of Intent and subsequently on April 30, 2001 entered into a share exchange agreement and investment and conversion agreement whereby the Company would acquire 100% of the outstanding stock of Vivocom, Inc ("Vivocom") in exchange for 2,000,000 shares of the Company's common stock, subject to an adjustment amount, and 1,000,000 shares of the Company's Series B Convertible preferred stock. The 1,000,000 shares of the Company's Series B Convertible preferred stock will be convertible into 18,000,000 shares of the Company's common stock provided that Vivocom meets certain target revenue amounts over a three-year period starting at the closing date. The Company would also be required to invest a minimum of $3,250,000 within Vivocom during the first year commencing from the closing date for development and marketing of which $250,000 would be paid at closing. This $250,000 will constitute the adjustment amount whereby the number of the Company's common shares due at closing will be reduced by dividing $250,000 by the bid price of the Company's common stock on the closing date. The closing of this acquisition is subject to due diligence by the Company and Vivocom and the ability of the Company to raise the required capital, among other requirements. As of the date of this filing the period to close on this transaction has elapsed and the Company no longer has intensions in pursuing this or any other transactions with Vivocom.

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

     On April 17, 2001, the Company offered to sell 150,000 units for $1,500,000 or $10.00 per unit. Each unit is comprised of one Series A Convertible Preferred stock and ten class C common stock purchase warrants. The Series A Convertible Preferred Stock is convertible into a certain number of common stock based on a beneficial conversion price of 75% of the average closing bid price of the Company's common stock subject to a minimum of $0.40 and a maximum of $5.00 per share. This preferred stock is convertible in stages commencing 90 days from the closing date of the offering and occurring thereafter at 90 day intervals over a 12-month period. Each warrant is redeemable for one share of common stock upon the payment of $0.40 and vests over the twelve-month period. The holders of the Series A Convertible Preferred stock will also be entitled to a dividend in the amount of $0.95 per share , which will be paid at the end of the twelve-month period in cash or common stock at the holder's election. As of the date of this filing the Company has not completed any subscription agreements and has terminated the offering

     On May 9, 2001 the Company sold 50,000 units to an investor for an aggregate of $20,000 or $.40 per unit. Each unit is comprised of one share of common stock and one common stock warrant. Each common stock warrant is redeemable for one share of common stock upon the payment of $.40 per warrant.

     On May 31, 2001 the Company sold 49,019.6 units to an investor for an aggregate of $25,000 or $.51 per unit. Each unit is comprised of one share of common stock and six and 1/5 common stock warrant (300,000 warrants). Each common stock warrant is redeemable for one share of common stock upon the payment of $.40 per warrant.

NOTE 5 - Short Term Bridge Loan

     During the six months ended June 30, 2001, the Company received an aggregate of $75,000 in the form of short-term bridge loans from investors. These loans mature from thirty to ninety days after issuance and bear interest at 12% per annum. In addition the Company granted warrants to purchase 152,500 shares of Common Stock with an exercise price of $0.40 per share. The values of these warrants have been recorded as deferred financing costs and were amortized over original the life of these loans. As of June 30, 2001 all of these bridge loans are past due and the Company has accrued interest through June 30, 2001.

NOTE 6 -Forgiveness  of Debt

     On March 19, 2001 by consent of the Board of Directors and the advisory directors, all principal and interest in relation to the stock subscription receivable from the Chairman of the Board and the Chief Executive Officer in the amount of $207,791 was forgiven. This debt forgiveness was recognized as compensation expense during six months ended June 30, 2001.

NOTE 7 - Subsequent Events

Short term bridge loan

     On July 15, 2001, the Company received an aggregate of $12,000 in the form of short-term bridge loan from an investor. This loan matures sixty days after issuance and bears interest at 12% per annum. In addition the Company granted warrants to purchase 50,000 shares of Common Stock with an exercise price of $0.40. The value of these warrants will be recorded as deferred financing costs and will be amortized over the life of the loan. As of the filing date of this Form 10-Q, this note is past due.

Equity  Transactions

     On August 20, 2001 the Company offered to sell pursuant to a private placement of 5,400,000 shares of its common stock at $0.02 per share for an aggregate of $108,000. Said shares shall be restricted pursuant to Rule 144 of the Securities Act of 1933. Proceeds from the sale shall be used for covering outstanding liabilities of the company and to pay for costs associated with its continual listing on the NASDAQ OTC:BB exchange. At the time of filing of this Form 10-Q, One investor for an aggregate had purchased 1,500,000 of these shares for an aggregate purchase price of $30,000.

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

Overview

     We are a business development company incorporated in the State of Maryland on April 6, 1999. We are in the start up stage and we have not had any revenues to date and we have not made any investments. Since inception our operations have been limited to identifying, investigating and conducting due diligence upon private companies involved within the Information Technology industry for the purpose of investing in such companies. Our strategy has been to identify several profitable IT service businesses, invest in such companies, consolidate their operations and technologies to create a profitable e-business solutions company. As of the date of this filing, we have not made any such investments and have experienced substantial losses from our operations. We are considering realigning our focus and business objectives to effectuate a merger with a private company and have begun investigating merger opportunities with several private companies. Should we decide to realign our focus to merge with a private company, we will need to elect out of our status as a business development company, which may require a vote by our shareholders.

     Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

     We have experienced a loss since inception and have negative cash flows from operations and have a stockholder's equity deficiency. For the period ended June 30, 2001, we experienced a net loss of $580,952, as compared to a net loss of $668,187, for the period ending June 30, 2000.

     Our ability to continue as a going concern is contingent upon our ability to raise additional capital. In addition, the ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

     These matters raise substantial doubt about the our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

Liquidity and Capital Resources

     Since our inception, we have funded our operations solely through payments received from the sale of our equity securities and from short term bridge loans received from certain accredited investors. Our current liquidity and capital resources are contingent on our ability to continue to fund our operations through the sale of our equity securities. If we are unsuccessful in continuing to raise capital through the sale of our securities, we will have difficulty in meeting our short-term obligations and may cease to continue as a going concern. Our ability to sell our equity securities to fund operations and to make investments within identified eligible portfolio companies, in large part, is contingent upon the depth and liquidity of our secondary market of our common stock. Any failure to raise sufficient capital pursuant to the current or future Origin offerings could require us to substantially curtail our portfolio-investment acquisition efforts in general, and could require us to cease operations.

     Our cash flow requirements have continuously exceeded our capital resources during the quarter, requiring us to issue additional equity securities for sale to meet our short-term obligations. We anticipate operating at such a deficit for the next several months until we are able to secure additional working capital.

     STOCK PURCHASE OF VIVOCOM, INC.

     One April 30, 2001 we entered into a share exchange agreement ("Share Exchange Agreement") and an investment and conversion agreement ("Investment Agreement") with Vivocom, Inc., a San Jose, California based Internet software company, which has developed and owns a proprietary and patent pending Internet routing technology known as the "Smart Internet Switch(TM)". The "Smart Internet Switch(TM)" or "SIS" is a technology which allows all forms of digital data: voice, video, remote control, remote application sharing and all other forms of data to be routed, queued and translated from one device to another, utilizing a single Internet Protocol (IP) channel. Pursuant to the Share Exchange Agreement, we have agreed to acquire one hundred percent of the issued and outstanding capital stock of Vivocom, in exchange for (a) $250,000 cash, (b) 2,000,000 shares of Origin common stock, subject to a downward adjustment ("Adjustment"), and (c) 1,000,000 Series B Convertible Preferred Stock of Origin ("Series B Stock"). Pursuant to the Investment Agreement, we agreed to invest an aggregate of $3,250,000 cash within the operations of Vivocom during the first twelve months after the closing of the transaction. Also, in the event that Vivocom achieves certain revenue milestones from the sale and/or licensing of its SIS technology and related products, the Series B Stock will convert into additional Origin common stock. In addition, should Vivocom achieve a minimum of $5,000,000 in revenues during the first 12 months of operations after closing, as defined within the Investment Agreement, Origin agreed to invest an additional $10,000,000 during the twelve months beginning one year after the date of close of the transaction. At the time of filing this Form 10-Q, the time to close this transaction had elapsed and the Company no longer wishes to pursue investing in or purchasing any interest in Vivocom.

Series A Convertible Preferred Offering

     On April 17, 2001 we filed an exempt offering pursuant to Rule 602 of Regulation E with the Securities and Exchange Commission. Pursuant to this filing, we are currently offering via private placement to accredited investors an offering of 150,000 units for $1,500,000 or $10.00 per Unit ("Unit Offering"). Each unit is comprised of one Series A Convertible Preferred Stock ("Series A Stock") and ten Class C common stock purchase warrants. Each Series A Stock converts into a certain number of common stock based on a conversion price calculated on the date of conversion, as described below. The Series A Stock will automatically convert on four conversion dates, converting one fourth or twenty five percent (25%) on each such date. The four conversion dates for the Series A Stock will occur every 90 days, beginning on the date this offering is closed. The conversion dates are 3, 6, 9, and 12 months after the close of this offering, which shall occur on the earlier of (1) subscriptions for $1,500,000 is received or (2) July 31, 2001. On each conversion date, 25% of Series A Stock held by each Series A Stock holder will convert into an amount of common stock equal to the following formula: Total common shares received on each conversion date by each holder of Series A Stock= 10*[25% of Total Shares of Series A Stock held of record by holder as of Close of Private Placement/Conversion Price]. The conversion price ("Conversion Price") will be calculated as 75% of the average closing bid price, as quoted by Bloomberg, L.P., for the ten days on which the NASDAQ Stock Market is open for regular trading immediately preceding the conversion date, subject to a minimum or "floor" or $0.40 and a maximum or "cap" of $5.00. For example, an investor who invests $10,000 will receive 1,000 Series A Stock and 10,000 Class C Warrants. On the first conversion date, assuming the conversion price as calculated is equal to $2.00, that investor will receive 10*[250/2.00] or 1,250 common shares and will receive a stock certificate for his/her 750 shares of Series A Stock remaining. At each conversion date, each Unit holder will be allowed to redeem 25% of his/her warrants upon payment of redemption price of $0.40 per Class C Warrant. Holders of Series A Stock will also be entitled to a dividend payment in the amount of $0.95 per Series A Stock which will be paid on the last conversion date in the form of cash or an amount of common stock at the Conversion Price, as calculated above, on the final conversion date, at the holder's election. We intend on utilizing the proceeds from this Unit Offering to meet our funding obligations pursuant to the Share Exchange Agreement and Investment Agreement with Vivocom and for working capital purposes. At the time of filing of this Form 10-Q, this offering was terminated and no subscription agreements had been received.

Finders Fee Agreement

     On April 2, 2001, we entered into a finder's fee agreement ("Finder's Agreement") with Technology Ventures, LLC, ("TV") in connection with our Unit Offering. Pursuant to the Finder's Agreement, and as consideration for retaining TV, we agreed to pay TV a one-time cash payment of $5,000 and common stock purchase warrants to purchase 75,000 shares of our common stock upon the payment of a redemption price of $0.30 per warrant. In addition, we agreed to pay 12.5% of any proceeds received by us from the sale of our Units to any investor introduced by TV. In addition, for every $10,000 invested by an investor introduced by TV, we agreed to issue to TV an additional 2,000 common stock purchase warrants, redeemable for 2,000 shares of our common stock upon the Payments of $0.30 per warrant. No investors were introduced by TV that purchased any Units pursuant to our Unit Offering and we terminated this agreement with TV at the termination of the Unit Offering.

Conversion of Vested Stock Options into Warrants

     On August 13, 2001 we agreed to convert 425,000 vested options, which were previously issued to one director and two former officers and directors of the company, into warrants to purchase 425,000 shares of common stock of the Company. 225,000 of the original options were exercisable at a conversion price of $.10 per share and 200,000 of the original options were exercisable at a conversion price of $0.20 per share. The newly issued 425,000 warrants are exercisable as follows: 225,000 warrants are exercisable at $0.10 per warrant and 200,000 are exercisable at $0.20 per warrant. The warrants are also exempt from adjustment if exercised within 10 business days from the date the 5 consecutive trading day average closing bid price of the common stock of the Company exceeds 150% of the redemption price of the warrants.

Results of Operations

     Our operations have been limited to obtaining additional capital through the sale of our equity securities, obtaining short term bridge loans and negotiating with additional potential eligible portfolio companies for possible investment. To date we have had negative cash flows and anticipate continuing to do so in the near future. We anticipate that upon completion of an investment within an eligible portfolio company, our operational costs will increase substantially in light of the need to hire additional personnel, including a Chief Financial Officer and additional support staff. However, we may consider exploring other alternatives other than seeking investments within eligible portfolio companies, as the market value of our common stock has significantly decreased and has made raising capital extremely difficult to fund our operations as well as accumulating sufficient capital to invest in one or more eligible portfolio companies. The Company is current evaluating the possibility of shifting its business focus and may elect out of the business development company status of the Company. If such a decision is made by the Company, the shareholders of the Company will vote on the matter of electing out of business development company status.

     Our strategy and plan for the remainder of this fiscal year is to raise additional capital for operations through the sale of our stock and purchase interests within one or more profitable private businesses involved in the Internet infrastructure and services sector of the IT industry. Our investment strategy has been to acquire controlling interests within two or more "core" profitable IT businesses involved in ASP, Systems Integration and Internet Services to create, on consolidation of such entities, a profitable e-business Solutions Company that provides its customers with web/e-commerce applications, IT consulting and solutions and other value added services and which utilizes ASP delivery and co-location hosting strategies on a cost effective basis to end users. However, in light of the fact that this industry sector is no longer as favored by the market as it has been in the past and that the market value of our stock has decreased significantly, we have begun to explore alternative investment strategies as well as seeking merger candidates for the Company.

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


                           PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.

   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

     Equity Transactions

     On April 4, 2001, we sold 100,000 units to an investor for an aggregate of $30,000 or $.030 per Unit. Each unit is comprised of one share of common stock and one and one half common stock warrants, or 150,000 common stock warrants. Each common stock warrant is redeemable for one share of common stock upon Payments of $.40 per warrant.

     On May 9, 2001 we sold 50,000 units to an investor for an aggregate of $20,000, or $0.40 per unit. Each unit is comprised of one share of common stock and one common stock warrant, or 50,000 warrants. Each common stock warrant is redeemable for one share of common stock upon the payment of $0.40 per warrant.

     On May 31, 2001 we sold 49,019.60 units to an investor for an aggregate of $25,000, or $0.51 per unit. Each unit is comprised of one share of common stock and six common stock purchase warrants or 300,000 warrants. Each common stock warrant is redeemable for one share of common stock upon the payment of $0.40 per warrant.

     On August 20, 2001 we offered to sell pursuant to a private placement of 5,400,000 shares of its common stock at $0.02 per share for an aggregate of $108,000. Said shares shall be restricted pursuant to Rule 144 of the Securities Act of 1933. Proceeds from the sale shall be used for covering outstanding liabilities of the company and to pay for costs associated with its continual listing on the NASDAQ OTC:BB exchange. At the time of filing of this Form 10-Q, One investor for an aggregate had purchased 1,500,000 of these shares purchase price of $30,000.

     Short Term Bridge Loans

     On May 15, 2001, we received $10,000 in the form of a short-term bridge loan from an investor. The duration of this loan is one month and has an interest rate of 12% per annum. This investor also received common stock warrants to purchase an aggregate of 15,000 shares of our common stock originally exercisable at $.51 per share but adjusted to $0.40 per share and also received an additional 10,000 common stock purchases warrants to purchase an additional 10,000 shares of our common stock for extending the due date of the note.

     On May 17, 2001 we received $7,500 in the form of a short-term bridge loan from an investor and on May 21, 2001 we received an additional $2,500 from that investor as a short-term bridge loan. The duration of the loans were 90 days and jointly due on August 21, 2001 and has an interest rate of 12% per annum. This investor also received common stock purchase warrants to purchase an aggregate of 25,000 shares of our common stock exercisable at $0.40 per share.

     On May 21, 2001 we received $20,000 in the form of a short-term bridge loan from an investor. The duration of the loan was 90 days and due on August 21, 2001 and has an interest rate of 12% per annum. This investor also received common stock purchase warrants to purchase an aggregate of 50,000 shares of our common stock exercisable at $0.40 per share.

     On July 15, 2001 we received $12,000 in the form of a short-term bridge loan from an investor. The duration of the loan was 60 days and due on September 15, 2001 and has an interest rate of 12% per annum. This investor also received common stock purchase warrants to purchase an aggregate of 50,000 shares of our common stock exercisable at $0.40 per share.

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




                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on September 28, 2001 by the undersigned thereunto duly authorized.

                          ORIGIN INVESTMENT GROUP, INC.


                          /s/  Greg H. Laborde
                          ---------------------------------
                          Greg H. Laborde
                          Chief Executive Officer