Form 10-Q
period 2001-09-30
ORIGIN INVESTMENT GROUP INC
filed 2001-11-21
CIK 1084415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



     [ x ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2001

                                       or

     [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______ to _______________

                         Commission File No. ___________


                          ORIGIN INVESTMENT GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Maryland                                       36-4286069
-------------------------------------               ----------------------------
(State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

         1620 26th Street, Third Floor, Santa Monica, CA  90404
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     The registrant has 10,985,565 shares of common stock outstanding as of November 16, 2001.

                         PART I - FINANCIAL INFORMATION



PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                                   ORIGIN INVESTMENT GROUP, INC.
                                                   (A Development Stage Company)
                                                        CONDENSED BALANCE SHEETS
                            September 30, 2001 (Unaudited) and December 31, 2000

                                                                          ASSETS

                                        September 30, 2001      December 31,2000
                                             (Unaudited)           (Audited)
                                     -------------------------------------------

Cash and Cash Equivalents                      $     --             $ 66,458
Advances to Officer for Business Expenses            --                9,791
Prepaid Expenses                                 77,600               77,600
Marketable Securities                            10,500                   --
                                                 ------               ------
     Total Current Assets                        88,100              153,849


Property and Equipment, net:                     13,545              12,033
                                                -------              -------

TOTAL ASSETS                                   $101,645             $165,882
                                                =======              =======

The accompanying notes are an integral part of these financial statements.

                                                   ORIGIN INVESTMENT GROUP, INC.
                                                   (A Development Stage Company)
                                                        CONDENSED BALANCE SHEETS
                            September 30, 2001 (Unaudited) and December 31, 2000

                               LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY


                                        September 30, 2001      December 31,2000
                                              (Unaudited)           (Audited)
                                     -------------------------------------------

LIABILITIES

  Accounts Payable and Accrued Expenses          $124,964             $28,549
  Loans Payable                                    47,000                  --
                                                  -------             -------

TOTAL LIABILITIES                                 171,964              28,549

COMMITMENTS

STOCKHOLDERS' (DEFICIENCY)EQUITY

Common stock, $.001 par value,
  50,000,000 shares authorized;
  9,485,569 and 5,353,216 issued and
  outstanding respectively                         9,485                5,353


Paid-in-capital                                1,836,577            1,609,770
Less subscription receivable                          --             (198,000)
Deficit accumulated during
development stage                             (1,916,381)          (1,279,790)
                                              -----------          -----------

TOTAL STOCKHOLDERS' (DEFICIENCY)EQUITY           (70,319)             137,333
                                              -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
(DEFICIENCY) EQUITY                             $101,645             $165,882
                                               =========            =========

The accompanying notes are an integral part of these financial statements.

                          ORIGIN INVESTMENT GROUP, INC.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS (UNAUDITED)

   For the Three and Nine Months ended September 30, 2001 and 2000 and for the
             Period April 6, 1999 (Inception) Through September 30, 2001

                                                                                                      For the Period
                                                                                                       April 6, 1999
                                                                                                        (Inception)
                                                    Three Months Ended         Nine Months Ended          Through
                                                       September 30,              September 30,         September 30,
                                                      2001          2000        2001          2000          2001
                                              ------------------------------------------------------------------------
OPERATING EXPENSES
  Professional fees                                 $ 11,944     $  8,995    $ 180,522      $164,170      $536,242
  Travel and Entertainment                             5,318       30,049       31,747       183,697       280,529
  Office Expenses                                      6,450       15,969       64,391        62,104       303,754
  Officers and directors compensation                  6,629       51,142      296,870       112,921       491,651
  Others                                                  --       17,905           --        69,510            --
                                                     -------      -------     --------      --------     ---------

TOTAL OPERATING EXPENSES                              30,341      124,060      573,530       592,402     1,612,176

OTHER EXPENSES ( INCOME)                                   -            -            -             -             -
  Interest expense, net                                6,925       36,277       64,401        36,121        99,487
  Break up fee                                             -            -            -                     200,000
  Other expenses                                      11,997            -       (1,341)      200,000         4,718
                                                     -------      -------      --------     ---------   ----------
TOTAL OTHER EXPENSES (INCOME)                         18,922       36,277       63,060       236,121       304,205
                                                    --------      -------      -------      ---------   ----------
      NET LOSS                                     $( 49,263)   $(160,337)   $(636,590)    $(828,523)   (1,916,381)
                                                    =========     ========     ========     ========    ==========
NET LOSS PER COMMON SHARE - BASIC AND DILUTED         $(0.01)      $(0.03)      $(0.11)        (0.19)
                                                    =========     ========     ========     =========
WEIGHTED AVERAGE SHARES OUTSTANDING                6,712,217    4,875,460    5,867,206     4,445,868
                                                   =========    ==========   =========     ==========

                          ORIGIN INVESTMENT GROUP, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

 For the Nine Months Ended September 30, 2001 and 2000 and for the period April
                    6, 1999 (Inception) Through September 30, 2001

                                                                          For the period
                                                Nine Months Ended          April 6, 1999
                                                    September 30,         (inception) to
                                                 2001          2000     September 30, 2001
                                                --------------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                       $(636,590)  $(828,523)    $(1,916,381)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                   2,678       1,200           4,219
    Officer and Directors Compensation            207,791          --         207,791
    Amortization of Deferred Financing Costs       60,367      43,125         103,492
    Interest Receivable Officer                        --          --          (9,791)
    Stock Based Compensation                        6,375          --           6,375
 Changes in assets and liabilities
    Miscellaneous receivable                           --       4,250
    Advances to Officer                                --      12,103
    Prepaid expenses                                   --      25,000         (77,600)
    Other assets                                       --      (3,113)
    Accounts payable and accrued expenses          96,415       3,909         124,965
                                                  -------      -------        -------
Total Adjustments                                 373,626      86,474         359,451
                                                  -------      -------        -------
NET CASH USED IN OPERATING ACTIVITIES            (262,964)   (742,049)     (1,556,930)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of Office Equipment                     (4,190)          -         (17,764)
  Purchase of Investment Securities               (10,500)       (676)        (10,500)
                                                   -------       -----         ------
NET CASH (USED IN) INVESTING ACTIVITIES           (14,690)       (676)        (28,264)



                          ORIGIN INVESTMENT GROUP, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (UNAUDITED), continued

 For the Nine Months Ended September 30, 2001 and 2000 and for the period April
                    6, 1999 (Inception) Through September 30, 2001

                                                                          For the period
                                                Nine Months Ended          April 6, 1999
                                                    September 30,         (inception) to
                                                 2001          2000     September 30, 2001
                                                --------------------     ---------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

  Proceeds from common stock issuance             164,196     725,248       1,538,194
  Proceeds from notes payable                      87,000      80,992         167,992
  Repayment of notes payable                      (40,000)    (30,992)       (120,992)
                                                  --------    --------     ----------
NET CASH PROVIDED BY FINANCING  ACTIVITIES        211,196     775,248       1,585,194

      NET (DECREASE) INCREASE IN CASH AND
       CASH EQUIVALENTS                          $(66,458)    $32,523        $     --

      CASH AND CASH EQUIVALENTS - Beginning         66,458        908              --
                                                  --------    -------        --------
      CASH AND CASH EQUIVALENTS - Ending                --     33,431              --
                                                  --------    -------        --------



                                                   ORIGIN INVESTMENT GROUP, INC.
                                                   (A Development Stage Company)
                               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 1 - Description of Business

     Origin Investment Group, Inc. (the Company) was incorporated on April 6, 1999 and is in the business of venture capital, which is providing growth capital to emerging companies. The Company has elected to be regulated as a business development company under the Investment Company Act of 1940 and will operate as a non-diversified company. Since its inception, the Company's efforts have been devoted to raising capital and seeking out companies to invest in. Accordingly, through the date of these financial statements, the Company is considered to be in the development stage and the accompanying financial statements represent those of a development stage enterprise.

     The Company has experienced losses since inception and has negative cash flows from operations and has a stockholders' deficiency. For the nine months ended September 30, 2001, the Company experienced a net loss of $636,590.

     The Company's ability to continue as a going concern is contingent upon its ability to raise additional capital. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

     Management is pursuing changing its initial business objective of acting as a business development company. As a result, the Board of directors deem it in the best interest of the Corporation and its shareholders to elect out of business development company status. This action requires an affirmative vote by the Company's shareholders for such a change in business objective. This change in status would allow the Company to act as a vehicle to assist a private operating company in going public through a merger.

NOTE 2 - Presentation and Significant Accounting Policies

     The accompanying balance sheet of the Company as of September 30, 2001, the related statements of operations for the three and nine months ended September 30, 2001 and 2000 and statements of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements and these notes should be read in conjunction with the financial statements of the Company included in the Company's Annual Report of Form 10-K for the year ended December 31, 2000 as filed with the commission. The information furnished herein reflects all adjustments consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. Results of operations for the nine months ended September 30, 2001 are not necessarily indicative of results to be expected for the entire year.

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

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets", which is effective for all fiscal years beginning after December 15, 2001; however, early adoption is permitted for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is required to adopt SFAS No. 142 in fiscal 2003. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

     The Financial Accounting Standards Board ("FASB") has issued statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001. Statement No. 144 changes the accounting for Long-Lived assets to be held and used by eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment, by providing a probability weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of possible future cash flows and by establishing a "primary - asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for long-lived assets to be held and used. Statement No. 144 changes the accounting for long-lived assets to be disposed of other than by sale by requiring that the depreciable life of a long-lived assets to be abandoned be revised to reflect a shortened useful life and by requiring that an impairment loss to be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in spin-off if the carrying amount of the assets exceeds its fair value. Statement No. 144 changes the accounting for long-lived assets to be disposed of by sale by requiring that discontinued operations no longer be recognized on a net realizable value basis (but at the lower of carrying amount or fair value less costs to sell), by eliminating the recognition of future operating losses of discontinued components before they occur and by broadening the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally, and for financial reporting purposes, from the rest of the entity. The effective date for Statement No. 144 is for fiscal years beginning after December 15, 2001.

     The Company expects that the adoption of the new statement will not have a significant impact on its financial statements. It is not possible to quantify the impact until the newly issued statement has been studied.

NOTE 3 - Stock purchase agreements

     On March 15, 2001, the Company entered into a letter of Intent and subsequently on April 30, 2001 entered into a share exchange agreement and investment and conversion agreement whereby the Company would acquire 100% of the outstanding stock of Vivocom, Inc (Vivocom) The Company had been required to invest a minimum of $3,250,000 within Vivocom during the first year commencing from the closing date for development and marketing of which $250,000 would be paid at closing. As of the date of this filing the period to close on this transaction has elapsed and the Company at its option terminated this or any other transactions with Vivocom.


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

     On August 20, 2001 the Company offered to sell pursuant to a private placement offering 5,400,000 shares of its common stock at $0.02 per share for an aggregate of $108,000. The Company plans to utilize the proceeds from the sale to pay for the expenses associated with its continual listing on the NASDAQ OTC:BB exchange and outstanding liabilities.

     On August 29, 2001 pursuant to the August 20, 2001 private placement offering the Company sold 1,500,000 shares of its common stock to an investor for an aggregate of $30,000 or $.02 per share.

     On September 4, 2001 the Company sold 1,875,000 shares of its common stock to an investor in exchange for 101,834 shares of Telehublink, Inc. (THLC) common stock, valued at $38,696.

     On September 19, 2001 the Company sold 525,000 shares of its common stock to an investor in exchange for 53,000 shares of Telehublink, Inc. (THLC) common stock, valued at $10,500.


NOTE 5 - Short Term Bridge Loans

     During the nine months ended September 30, 2001, the Company received an aggregate of $87,000 in the form of short-term bridge loans from investors. These loans mature from thirty to ninety days after issuance and bear interest at 12% per annum. In addition the Company granted warrants to purchase 202,500 shares of Common Stock with an exercise price of $0.40 per share. The value of these warrants have been recorded as deferred financing costs and were amortized over the original life of these loans. During the nine months ended September 30, 2001 the Company paid off $40,000 of these loans plus accrued interest totaling $41,697, $3,000 of this payment was in the form of cash and $38,697 was in the form of 101,834 shares of Telehublink, Inc (THLC) common stock. As of September 30, 2001 three of these bridge loans are past due and the Company has accrued interest through September 30, 2001.

NOTE 6 -Forgiveness of Debt

     On March 19, 2001 by consent of the Board of Directors and the advisory directors, all principal and interest in relation to the stock subscription receivable from the Chairman of the Board and the Chief Executive Officer in the amount of $207,791 was forgiven. This debt forgiveness was recognized as compensation expense during nine months ended September 30, 2001.


NOTE 7 - Subsequent Events

       Equity Transactions

     On October 3, 2001 pursuant to the August 20, 2001 private placement offering the Company sold 250,000 shares of its common stock to an investor for an aggregate of $5,000 or $.02 per share.

     On October 4, 2001 pursuant to the August 20, 2001 private placement offering the Company sold 250,000 shares of its common stock to an investor for an aggregate of $5,000 or $.02 per share.

     On October 10, 2001 pursuant to the August 20, 2001 private placement offering the Company sold 500,000 shares of its common stock to an investor for an aggregate of $10,000 or $.02 per share.

     On October 12, 2001 pursuant to the August 20, 2001 private placement offering the Company sold 375,000 shares of its common stock to an investor for an aggregate of $7,500 or $.02 per share.

     On October 17, 2001 pursuant to the August 20, 2001 private placement offering the Company sold 125,000 shares of its common stock to an investor for an aggregate of $2,500 or $.02 per share.

     On October 12, 2001 the Company registered 1,949,298 warrants and the underlying 1,949,298 shares of the Company's common stock. These warrants were previously issued pursuant to warrant agreements giving each holder the option to exercise their warrants within five years from the date of issuance. Warrant holders representing 1,572,632 of these warrants have agreed to exercise their warrants and receive the underlying common stock by paying the redemption price of the warrants, once the five consecutive trading day average closing bid price of the Company's common stock equals or exceeds 150% of the redemption price of their warrants. Redemption prices of these warrants range from $0.10 to $1.50 per warrant.

       Letter of Intent

     On October 30, 2001, the Company entered into a letter of intent with International Wireless, Inc. and its stockholders, whereby, the Company would purchase one hundred percent (100%) of the issued and outstanding shares of Capital Stock of International Wireless, Inc. in exchange for nine million seven hundred twenty one thousand and eighty (9,721,080) shares of the Company's common stock after the completion of a 9 of 1 reverse stock split of the Company's common stock. The closing of this acquisition is subject to certain terms and conditions and will automatically terminate, if not complete, on January 31, 2002.

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

Overview

     We are a business development company incorporated in the State of Maryland on April 6, 1999. We remain in the start up stage and we have not had any revenues to date and we have not made any investments. Since inception our operations have been limited to identifying, investigating and conducting due diligence upon private companies involved within the Information Technology industry for the purpose of investing in such companies. Our strategy has been to identify several profitable IT service businesses, invest in such companies, consolidate their operations and technologies to create a profitable e-business solutions company. As of the date of this filing, we have not made any such investments and have experienced substantial losses from our operations. We are considering realigning our focus and business objectives to effectuate a merger with a private company and have begun investigating merger opportunities with several private companies. We have set a meeting of the shareholders on December 7, 2001 in order to determine whether we should elect out of BDC Status and to effectuate a one-for-nine reverse split of the issued and outstanding stock of the Company. A proxy statement has been filed by the Company on Form DEF-14A with the United States Securities and Exchange Commission and all information contained in such filing is incorporated herein by reference. Should shareholders holding a majority of the issued and outstanding common stock, or shareholders voting at the meeting representing greater than sixty seven percent of all votes cast, agree to allow the Company to elect out of business development company status, we will no longer be restricted in our business operations to solely invest in businesses that are classified as eligible portfolio companies under the Investment Company Act of 1940 and may enter into a merger with another company.

     Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

     We have experienced a loss since inception and have negative cash flows from operations and have a stockholder's deficiency. For the nine months ended September 30, 2001, we experienced a net loss of $636,590, as compared to a net loss of $828,523, for the period ending September 30, 2000.

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

Registration via Exemption of Warrants and Shares Underlying Warrants

     On October 12, 2001 the Company filed with the Securities and Exchange Commission on Form 1-E an offering circular whereby the Company sought to register via exemption pursuant to Regulation E of the Securities Act of 1933, warrants to purchase 1,949,298 common shares and the underlying 1,949,298 common shares held by thirty separate individual warrant holders. These warrants are redeemable between $.10 and $1.50 per warrant. The offering circular was rendered effective on October 27, 2001.

Acceleration of Redemption of Warrants

     On October 8, 2001 we contacted each of our warrant holders with a proposal where should they agree to accelerate the redemption of all of their warrants held in possession, we would agree to exonerate their warrants from any downward adjustment which may be caused by the Company recapitalizing its issued and outstanding shares via a split or reverse split or via effectuating a merger or acquisition transaction where a recapitalization would be likely. The warrant holders were offered the right to avoid any dilutive adjustment to the redemption price of their warrants or to an adjustment to the total amount of warrants they possessed as a result of a recapitalization if they agreed to redeem the entire amount of warrants they held within 10 business days from the date we provided them written notice that the five day average closing bid price equaled to or exceeded 150% of their redemption price for their warrants. Out of a total of 30 warrant holders holding in aggregate warrants to purchase 1,949,298 shares of the Company's common stock, 26 warrant holders agreed to the accelerated redemption provisions. The warrant holders choosing to agree to the accelerated redemption held warrants to purchase in aggregate 1,572,632 out of the total of 1,949,298 shares issuable pursuant to warrant exercise.

Letter of Intent signed with International Wireless, Inc.

     On October 30, 2001 we entered into a binding letter of intent with International Wireless, Inc. ("IWI"), a Delaware corporation, and its stockholders to acquire one hundred percent of the issued and outstanding capital stock of IWI in exchange for nine million seven hundred twenty one thousand and eighty shares of our common stock. This share exchange is contingent upon the shareholder approval of a one-for-nine reverse split of our issued and outstanding common stock. We intend on acquiring IWI with the view to further expand its business in the wireless technology industry. The letter of intent will automatically terminate on January 31, 2002 should we not move towards signing of a definitive share exchange agreement before that date.


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


                           PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.

   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

     Equity Transactions

     On August 20, 2001 we offered to sell five million four hundred thousand shares (5,400,000) at a purchase price of $0.02 per share for an aggregate of $108,000 ("Private Offering"). These shares are sold pursuant to an exemption under the registration requirements of the Securities Act of 1933 (the "Securities Act') and are restricted from resale pursuant to Rule 144 of the Securities Act.

     On August 29, 2001 we sold 1,500,000 shares of the Private Offering to an investor for an aggregate of $30,000.

     On September 4, 2001 we sold 1,875,000 shares of the Private Offering to an investor for an aggregate of $38,696 in the form of 101,834 shares of Telehublink, Inc. ("THLC") free trading common stock.

     On September 19, 2001 we sold 525,500 shares of the Private Offering to an investor for an aggregate of $10,500 in the form of 53,000 shares of THLC free trading common stock at a value of $0.198 per share of THLC stock.

     On October 3, 2001 we sold 250,000 shares of the Private Offering to an investor for an aggregate of $5,000.

     On October 4, 2001 we sold 250,000 shares of the Private Offering to an investor for an aggregate of $5,000.

     On October 10, 2001 we sold 500,000 shares of the Private Offering to an investor for an aggregate of $10,000.

     On October 12, 2001 we sold 375,000 shares if the Private Offering to an investor for an aggregate of $7,500.

     On October 17, 2001 we sold 125,000 shares of the Private Offering to an investor for an aggregate of $2,500.

Item 6.   Exhibits and Reports on Form 8-K.

1.        Exhibits

Exhibit   Description

     3.1  Articles  of   Incorporation   of  Origin   filed  on  April  6,  1999
          (incorporated by reference to Exhibit 3(i) to Form 10 filed by Origin on August 16, 1999)

     3.2 Bylaws of Origin. (Incorporated by reference to Exhibit 3(ii) to Form 10 filed by Origin on August 16, 1999)

     4.1 Offering Circular of Warrant Offering (Incorporated by reference to Form 1-E filed on October 11, 2001 in connection with Rule 602 Regulation E Unit Offering.)



                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on November 18, 2001 by the undersigned thereunto duly authorized.

                          ORIGIN INVESTMENT GROUP, INC.


                          /s/  Greg H. Laborde
                          ---------------------------------
                          Greg H. Laborde
                          Chief Executive Officer