Form 10KSB
period 2001-12-31
INTERNATIONAL WIRELESS INC
filed 2002-04-16
CIK 1084415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

                [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ending December 31, 2001

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-27045

                           INTERNATIONAL WIRELESS, INC.
             ------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


         Maryland                                           36-4286069
----------------------------                               ------------
(State or other jurisdiction                              (IRS Employer
     of Incorporation)                                  Identification No.)

          120 Presidential Way
          Woburn, Massachusetts                           01801-1179
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

                                 (781) 939-7252
                                ----------------
                           (Issuer's telephone number,
                              including area code)


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, 0.001 par value.

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were:  None
                                                       ---------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the Issuer filed all documents and reports required to be filed by
Section 12, 13, or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.
Yes  [ ]  No  [ ]

                         APPLICABLE TO CORPORATE ISSUERS

On April 8, 2002, the Issuer had 16,579,052 issued, and 15,179,058 outstanding shares of its $.009 par value common stock. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $11,037,284 at the closing quotation for the Registrant's common stock of $2.05 as of April 8, 2002.


Transitional Small Business Disclosure Format Used (check one):  Yes [ ]  No [X]

Documents incorporated by reference: None.

                          INTERNATIONAL WIRELESS, INC.

                                TABLE OF CONTENTS
                                                                            PAGE

                                     PART I

Item 1.     Business of the Company . . . . . . . . . . . . . . . . . . .      4

Item 2.     Properties  . . . . . . . . . . . . . . . . . . . . . . . . .     10

Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .     10

Item 4.     Submission of Matters to a Vote of Securities Holders . . . .     10

                                     PART II

Item 5.     Market for the Issuer's Common Equity and Related
              Shareholder Matters . . . . . . . . . . . . . . . . . . . .     11

Item 6.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . . . .     15

Item 7.     Financial Statements  . . . . . . . . . . . . . . . . . . . .     18

Item 8.     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosures . . . . . . . . . .     19

                                    PART III

Item 9.     Directors, Executive Officers, Promoters
              and Control Persons; Compliance with
              Section 16(a) of the Exchange Act . . . . . . . . . . . . .     19

Item 10.    Executive Compensation  . . . . . . . . . . . . . . . . . . .     21

Item 11.    Security Ownership of Certain Beneficial
              Owners and Management . . . . . . . . . . . . . . . . . . .     23

Item 12.    Certain Relationships and Related Transactions  . . . . . . .     26

Item 13.    Exhibits, and Reports on Form 8-K . . . . . . . . . . . . . .     26

            Signatures  . . . . . . . . . . . . . . . . . . . . . . . . .     27

                                     PART I

ITEM 1.   BUSINESS OF THE COMPANY

     FORWARD-LOOKING STATEMENTS. This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. In addition, the Company (International Wireless, Inc., a Maryland corporation, and its subsidiary, Mitigo, Inc. a Delaware corporation) may from time to time make oral forward-looking statements. Actual results are uncertain and may be impacted by many factors. In particular, certain risks and uncertainties that may impact the accuracy of the forward-looking statements with respect to revenues, expenses and operating results include without limitation; cycles of customer orders, general economic and competitive conditions and changing customer trends, technological advances and the number and timing of new product introductions, shipments of products and components from foreign suppliers, and changes in the mix of products ordered by customers. As a result, the actual results may differ materially from those projected in the forward-looking statements.

     Because of these and other factors that may affect the Company's operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.


(A)  THE COMPANY

     The Company was incorporated in the State of Maryland on April 6, 1999 as Origin Investment Group, Inc. ("Origin"). On December 27, 2001, the Company went through a reverse merger with International Wireless, Inc. ("International Wireless"). Thereafter on January 2, 2002, the Company changed its name from Origin to our current name, International Wireless, Inc.

     The Company was originally formed as a non-diversified closed-end management investment company, as those terms are used in the Investment Company Act of 1940 ("1940 Act"). The Company at that time elected to be regulated as a business development company under the 1940 Act. The 1940 Act defines a business development company (a "BDC") as a closed-end management investment company that provides small businesses that qualify as an "eligible portfolio company" with investment capital and also significant managerial assistance. A BDC is required under the 1940 Act to invest at least 70% of its total assets in "qualifying assets" consisting of (a) "eligible portfolio companies" as defined in the 1940 Act and (b) certain other assets including cash and cash equivalents.

     The Company's original investment strategy had been, since inception, to invest in a diverse portfolio of private companies that in some way build the Internet infrastructure by offering hardware, software and/or services which enhance the use of the Internet. Prior to it's reverse merger with International Wireless, the Company identified two eligible portfolio companies within which they entered into agreements to acquire interests within such companies and to further invest capital in these companies to further develop their business. However, on each occasion and prior to each closing, the Company was either unable to raise sufficient capital to consummate the transaction or discovered information which modified its understanding of the eligible portfolio company's financial status to such an extent where it was unadvisable for it to continue and consummate the transaction. During the last fiscal year, the Company entered into a definitive share exchange agreement and investment agreement with Vivocom, Inc., a San Jose, California based software company that had developed a proprietary all media switching system which enables all forms of data to be sent over a single IP channel. The Company intended on investing a minimum of three million two hundred and fifty thousand dollars ($3,250,000) within Vivocom over several months. Due to the Company's inability to raise this money, the share exchange never took place and the agreement terminated.

     On December 7, 2001, the Company held a special meeting of its shareholders in accordance with a filed Form DEF 14A with the Securities and Exchange Commission whereby the shareholders voted on withdrawing the Company from being regulated as a business development company and thereby no longer be subject to the Investment Company Act of 1940 and to effect a one-for-nine reverse split of its total issued and outstanding common stock. On December 14, 2001 the Company filed a Form N-54C with the Securities and Exchange Commission formerly notifying its withdrawal from being regulated as a business development company. The purpose of the withdrawal of the Company from being regulated as a business development company and the one-for-nine reverse split of its total issued and outstanding common stock was to allow the Company to merge with a potential business in the future. By withdrawing from its status as a business development company, the Company chose to be treated as a publicly traded "C" corporation.

     On December 27, 2001, the Company went through a reverse merger whereby it acquired all the outstanding shares of International Wireless. Under the said reverse merger, the former Shareholders of International Wireless ended up owning a 88.61% interest in the Company. Thereafter on January 2, 2002, the Company changed its name from Origin to our current name, International Wireless, Inc.

     On January 15, 2002, the Company acquired Mitigo, Inc. a Delaware corporation with its corporate headquarters located in Woburn, Massachusetts. The acquisition consisted of a stock for stock exchange in which the Company acquired all of the issued and outstanding common stock of Mitigo in exchange for the issuance of a total of 4,398,000 shares of its common stock, 2,998,006 of which was delivered at closing, and the remaining 1,399,994 are being held in escrow for distribution subject to the achievement of certain net income performances for the years 2002 and 2003. As a result of this transaction, Mitigo became a wholly-owned subsidiary of the Company.


(B)  BUSINESS  OF  THE  ISSUER

     (1)    PRINCIPAL  PRODUCTS  AND  SERVICES

     On January 11, 2002, the Company acquired Mitigo, Inc. a Delaware corporation with its corporate headquarters located in Woburn, Massachusetts. Mitigo is in the business of developing visual intelligence software solutions for wireless and mobile devices. Mitigo software decodes barcodes and other visual symbols in mobile handsets and Personal Data Assistants ("PDAs") that have integrated digital cameras. This capability enables mobile devices to conduct rapid mobile transactions and pinpoint navigation to multimedia content and information. Management believes that Mitigo's technology significantly improves the usability and functionality of mobile devices helping overcome user interface barriers to mobile transactions and commerce. The Company currently has no other products or services.

     Mitigo has developed software to decode commercial 1D and 2D bar codes as well as other emerging symbologies. The Mitigo bar code decoding technology is based on software that represents the culmination of 7 years of work by Dr. Tom Antognini, a PhD from MIT, and Mitigo's Vice President of Technology. Mitigo plans to support the mobile telephone/Internet convergence market by enabling mobile-commerce and e-commerce from print-based bar codes. Mitigo plans to license its client software to device manufacturers, including producers of mobile handsets, PDAs and other devices.

     Mitigo's technology is protected by two patents granted to Mr. Antognini in August, 2000 and January 2001, and licensed to Mitigo, and has been specifically targeted to accommodate the constraints of decoding bar codes from any print media, including magazines, catalogs, posters, billboards, newspapers, promotional material, and direct mail, etc. The technology will also read a bar code from a screen, such as would be found on a mobile handset, a PDA, personal computers, or television.

     Management believes that Mitigo's exclusive licensed software technology helps solve a barrier to mobile commerce by enabling a mobile handset equipped with a simple digital camera to also function as a bar code reader, thus enabling potentially thousands of different mobile commerce applications. The technology does not require an advanced wireless network infrastructure such as 3G to operate, and is functional across any of the wireless formats currently supported by handset manufacturers and carriers. The Company believes that its technology can be of value to telecom companies in its potential to enhance revenue opportunities. By making it easier for consumers using mobile phones to perform more transactions with their devices, the Company believes that the mobile carriers will be able to earn additional revenues from the sale of goods and services through the devices.

     The Company believes that mobile handsets, PDAs and other device equipped with the Mitigo technology will allow such devices to read and process bar codes for instant commerce or content retrieval. For example, in the future, consumers may be able to download train schedules into their PDAs or mobile phone simply by scanning a bar code at the train station or purchase products by scanning a bar code on an advertisement.

     Mitigo's technology decodes using a digital image of a bar code that can be captured by a digital camera. Mitigo does not employ laser scanning of any kind to decode bar codes, as laser technology is presently not suitable for consumer devices due to cost, energy consumption, physical size constraints, bar code format constraints, etc. Mitigo's solution is software only. The Mitigo software uses the digital camera, processor and storage capabilities of the handset that are already present. As such, the Company believes that Mitigo's software solution is a cost effective way to add functionality into a mobile handset or PDA.

     (2)    BUSINESS  STRATEGY

     The Company's subsidiary, Mitigo was formed to take advantage of wireless convergence. In the wireless arena, mobile handsets, PDAs and other devices are transforming the way people around the world access and use information. At present there is a reliance on the personal computer desktop only, for Internet access, to access entertainment, news, products, and services. The Company believes that in the future, consumers will demand access to this content on a device they carry everywhere with them, their mobile telephone and/or PDA.

     The Company believes that Mitigo's functionality eliminates fundamental barriers for users wishing to access the Internet from their mobile devices, barriers caused by user interface constraints, lack of a full keyboard, and mouse, that makes it cumbersome and difficult to navigate directly to a Web destination. The Company believes that its software creates the ability for a mobile telephone or PDA to easily connect directly to a Web site or other destination via bar codes.

     (a)     ENABLING  TECHNOLOGY

     CMOS semiconductors have advanced with technology that now makes it possible to recognize and decode a bar code from an image using a digital camera, i.e., a CMOS image sensor. This advancement now makes it possible to put a consumer-grade digital camera in a mobile telephone for a fraction of the cost prior to these advances. Many mobile handset manufacturers have released models containing digital cameras, or announced the inclusion of this feature in upcoming models. The Company believes that there will be a significant integration of the mobile phone and digital camera over the next one to five years, with significant adoption in the Asian market over the next 6-18 months. This integration will enable mobile phones, equipped with software such as Mitigo's, to read and process bar codes for instant commerce or content retrieval. Mitigo envisions that within 12 to 18 months, the decoding component of its client software will be directly integrated into a variety of CMOS digital camera chipsets, yielding a high quality digital camera and a bar code reading device for inclusion in mobile handsets.

     Mitigo's core technology has been designed to perform with high reliability in difficult decoding situations. The decoding software is successful even when the bar code images may suffer from low lighting conditions, low contrast, low resolution, and high amounts of noise. Likewise, it is robust against significant damage or distortion in the printed code. These abilities make the technology suitable to a variety of "real world" conditions.

     The Mitigo decoding algorithms have been largely driven by heavy experimental work on a large number of test images. Over 30,000 images were generated and tested against in the course of development or Mitigo's decoding algorithms in order to test and tune the algorithms against a wide variety of conditions.

     The information densities supported by the underlying technology of Mitigo's algorithms are unparalleled in the bar code industry. With a 300 dpi imager and a high quality laser printer, the algorithms can reliably decode information printed at a density of 3,400 bytes/sq. inch; with a 600 dpi imager and a thermal printer, it has achieved densities of over 12,000 bytes/sq. inch.

     Many of the targeted imagers for the algorithm have employed CMOS imaging chips, from 8 megapixels in size down to QCIF images (180X148 or 28 kilopixels). At the lower end, these imagers represent the precisely the type of imagers that are found now in a variety of consumer devices, such as cell phones, PDAs, gaming devices, TV remotes, car dashboards, toys, etc.

     The Mitigo algorithm employs a variety of techniques to retrieve information available only at a subpixel level. The algorithm can, with certain imagers, retrieve information from a matrix code where the imager captures an individual bit in an area less than 1.5X1.5 pixels. In contrast, most competitive solutions in the industry expect areas of minimum 3.5X3.5 pixels for their algorithms to work.

     (b)     PRODUCTS

     CodePoint - Version  1.0
     ------------------------

     Now in beta form, Mitigo's bar code processing software, version 1.0, is designed to decode 1D and 2D bar codes and support a variety of handheld devices, including mobile phones, bar code readers, and PDAs. The software recognizes, decodes and processes bar code images (bitmaps) generated by consumer-grade CMOS image sensors. The software also acts as an operating system to control sensing of bar codes in digital images and will include an API to interface with the operating environment resident in the host device. This software is Mitigo's primary offering and the Company believes Mitigo will offer superior performance for bar code sensing and decoding when compared to other commercially available software programs. Mitigo has optimized the software to work inside of a consumer-grade CMOS digital camera. Other solutions on the market require higher cost CCD or more expensive CMOS chips to function. The Company believes that its Mitigo solution is the lowest cost, best performing solution for consumer applications.

     The Company's initial focus is on licensing our bar code processing software to mobile handset manufacturers and makers of PDAs. The Company plans to also license their decoding technology to device manufacturers, including bar code reader manufacturers. As part of its strategy, the Company plans to support all major mobile and wireless operating systems with their product set. The Company is on schedule to ship V.1.0 of the software in Q2, 2002.

     (3)     PATENTS  AND  TRADEMARKS

     Mitigo's exclusive licensed technology is protected by two patents US. 6,098,882 and 6,176,427 granted to Dr. Tom Antognini, Mitigo's Vice President of Technology, in August, 2000 and January 2001, and has been specifically targeted to accommodate the constraints of decoding bar codes from any print media, including magazines, catalogs, posters, billboards, newspapers, promotional material, and direct mail, etc. The technology will also easily read a bar code from a screen, such as would be found on a mobile handset, a PDA, PC, or television.

     The ability to employ variable sized modules in a bar code is key to attaining the greatest possible densities in the symbol, the smallest number of pixels in a sensor used to decode a bar code, and the greatest robustness in decoding at a given resolution. These features enable the smallest or densest possible codes, the cheapest possible sensors, and the best user experience.

     The patents in particular cover the concept of configuring modules in 2D matrix codes so that only some pixels in a printed module can have ink or toner assigned to them. That is, the inked areas of a module are separated by white space from the inked areas of adjacent modules. This feature is crucial to compensating for inkspread in an optimal manner. Without this patented technique, inkspread causes the contents of one module to spill over into adjacent modules, which will either cut down on the possible densities of information, or will require higher resolution sensors to detect the smaller white areas for modules that express an "off" bit. The technique also will compensate for various forms of interpixel leakage that often occurs in sensors, again allowing for smaller, cheaper sensors.

     The power of the patented technique is demonstrated by the ability of the technology to encode 1 MB of data on one side of a printed page using standard printing processes and a 600 dpi scanner.

     (4)    OUR  COMPETITION

     The Company has identified over $1 billion in investment commitments to the visual intelligence software solutions for wireless and mobile devices. Direct competition will come from other software companies that produce software to read bar codes from digital images. The Company, to date, has identified no other companies who are engaged in selling into the mobile telephone market. The Company's main software competitor, Axtel, sells solutions to device manufacturers producing dedicated bar code scanners for business to business applications in warehouses, retail, etc. The Company believes that the Axtel software is not well suited for consumer devices from a performance perspective.

     A potential partner for the Company's visual intelligence software solutions for wireless and mobile devices is AirClic. Formed by Goldman Sachs, Symbol, Motorola and others, the company received $290 million in funding commitments. AirClic operates a centralized switching service to connect bar codes through mobile devices to the Internet and is promoting the use of a small 1D bar code called the scanlet. AirClic does not produce decoding software for bar codes, but rather works with manufacturers, carriers, etc to operate the back end data network for bar code transactions through consumer devices. The Company believes that it offers superior decoding software for 1D and 2D-bar codes and as such, could work in concert with AirClic, and other companies in the "global network" area such as Akamai, IBM, Microsoft, EMC, etc.

     Other companies supporting this space include Digimarc and NeoMedia. Presently these companies are focused on delivering content to devices based on a decoded bar code. They are currently supporting older generation scanning technologies to deliver non-wireless solutions to the marketplace. Mitigo's bar code decoding technology is complementary to these companies.

     (5)    OUR STRATEGY

     Mitigo plans to support the mobile telephone/Internet convergence market by enabling mobile-commerce and e-commerce from print-based bar codes. Our client software will be licensed to device manufacturers, including producers of mobile handsets, PDAs and other devices. As part of our strategy, we will support all major mobile and wireless operating systems with our product set. We are on schedule to ship V.1.0 of the software in the 2nd quarter of 2002.

     (6)    OUR MARKETING STRATEGY

     The Company plans to pursue multiple opportunities in licensing the CodePoint product family into various channels. A primary sales channel is the enterprise mobile computing area where a growing number of organizations are looking to utilize visual symbol reading to streamline business processes, update supply chain databases, equip field sales and support employees and other users in the mobile workforce. An additional opportunity for the Company is in the form of security related products. The CodePoint product family has applicability in law enforcement, and building, property, and other security applications. The company has entered into discussions with a firm that offer applications such as these to commercial and government customers.

     An additional primary sales channel involves licensing the CodePoint software into mobile devices such as handsets. The Company has entered into discussions with several multi-national consumer electronics manufacturing firms regarding licensing the product for inclusion into mobile handsets and other assorted electronic devices. The Company has also entered into discussions with several Operating System developers that sell into the mobile handset category.

     (7)     EMPLOYEES

     As of April 8, 2002, the Company, including its subsidiaries have fourteen employees, consisting of full-time officers, software developers, in-house-counsel, salespeople, and support staff. No employees are covered by any collective bargaining agreements. We believe that our relationship with our employees is good. The Company's success is dependent, in part, upon our ability to attract and retain qualified management and technical personnel. Competition for these personnel is intense, and the Company will be adversely affected if it is unable to attract key employees. The Company presently has a stock option plan for key employees and consultants.

     (8)     GOING  CONCERN  QUALIFICATION  BY  INDEPENDENT  AUDITORS

     The Company's independent auditors have reported that the Company has suffered recurring net operating losses and has a current ratio deficit and a shareholders deficit that raises substantial doubt about our Company's ability to continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $4,392,638 during the year ended December 31, 2001 resulting in a deficit accumulated during the development stage of $4,392,638. On January 11, 2002 the Company acquired Mitigo, Inc. Failure to raise capital or generate revenue through the Mitigo acquisition may result in the Company depleting its available funds, being able to fund its investment pursuits and cause it to curtail or cease operations. Additionally, even if the Company does raise sufficient capital or generate revenue through Mitigo, there can be no assurances that the net proceeds or the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.


ITEM 2.   PROPERTIES

     The Company's executive offices are located in a rented office space located at 120 Presidential Way, Woburn, Massachusetts in the northern suburbs of the City of Boston. On January 8, 2001 the Company entered into a non-cancelable operating lease for office space which commenced on May 1, 2001 and expires July 31, 2005. The Company has paid a security deposit of $41,856 equivalent to six months of rent. The Company may elect to reduce the amount of security deposit to $20,928 provided that no event of default has occurred after the first anniversary of the commencement date.


ITEM 3.   LEGAL PROCEEDINGS

     On November 20, 2001 a judgment in the amount of $10,497.27 was entered against the Company, and Omar A. Rizvi, the former Chairman of the Board of Directors of Origin, by the Labor Commissioner in the State of California for past wages, interest and penalties owed to a former employee of the Company who alleged to have performed paralegal and bookkeeping services in California for Origin. To date the judgment has not been paid. In addition, the Company has cancelled all prior agreements it had between itself, Mr. Rizvi and Mr. Greg Laborde the former President of the Company. For a more detailed discussion, see the accompanying financial statements - Note 14d - Subsequent events, Other Matters.

     Other than the judgment above from the Labor Commissioner in the State of California, there is no other past, pending or, to the Company's knowledge, threatened litigation or administrative action which has or is expected by the Company's management to have a material effect upon our Company's business, financial condition or operations, including any litigation or action involving our Company's officers, directors, or other key personnel.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 7, 2001, the Company held a special meeting of its shareholders in accordance with a filed Form DEF 14A with the Securities and Exchange Commission whereby the shareholders were asked to vote on weather to withdraw the Company from being regulated as a business development company and thereby no longer be subject to the Investment Company Act of 1940 and to effect a one-for-nine reverse split of its total issued and outstanding common stock. As of December 7, 2001, there had been furnished, properly executed and valid proxies covering 10,349,126 shares of common stock of the Company. The final vote as to proposition one, to elect to withdraw from business development company status and no longer be subject to to Section 55 through 65 of the Investment Company Act of 1940, was 8,500,063 votes for, 4,600 votes against, and 31,050 abstained. The final vote as to proposition two, to approve a one-for-nine reverse split of the total issued and outstanding common stock of the Company, was 10,312,876 votes for, 5,200 votes against, and 31,050 abstained. The purpose of the withdrawal of the Company from being regulated as a business development company and the one-for-nine reverse split of its total issued and outstanding common stock was to allow the Company to merge with a potential business in the future. By withdrawing from its status as a business development company, the Company chose to be treated as a publicly traded "C" corporation.

     In December 2001, after the one-for-nine reverse split whereby the existing shareholders held in total 1,220,890 shares of common stock of the Company, the Company asked its shareholders to approve the acquisition of International Wireless, Inc. a Delaware Corporation, in a stock for stock exchange in which the Company acquired all of the issued and outstanding common stock of International Wireless in exchange for the issuance of newly issued 9,495,014 shares of its common stock.


                                     PART II

ITEM  5.  MARKET  FOR  THE  COMPANY'S  COMMON  EQUIY  AND  RELATED  SHAREHOLDER
          MATTERS

     The Company was formed on April 6, 1999. Since April 1999, the Company's common stock had been listed for trading on the OTC Bulletin Board under the symbol "OGNI." The trading market for the Company's stock is limited and sporadic and should not be deemed to constitute an "established trading market". In connection with the change of the Company's name to International Wireless, Inc., the Company's symbol was changed to "IWIN" on January 2, 2002.

     The following table sets forth the range of bid prices of the Company's common stock during the periods indicated. Such prices reflect prices between dealers in securities and do not include any retail markup, markdown or commission and may not necessarily represent actual transactions. The information set forth below was provided by NASDAQ Trading & Market Services. These quotations have not been adjusted for the December 7, 2001, one for nine reverse stock split.

                                                  HIGH          LOW
                                                  ----          ----

FISCAL YEAR ENDED DECEMBER 31, 2000

First  Quarter                                    6.50          3.00
Second  Quarter                                   4.00          0.72
Third  Quarter                                    2.03          0.31
Fourth  Quarter                                   1.75          0.30

FISCAL YEAR ENDING DECEMBER 31, 2001

First  Quarter                                    0.94          0.44
Second  Quarter                                   0.80          0.35
Third  Quarter                                    0.03          0.03
Fourth  Quarter                                   0.14          0.14

     The closing bid price for the common stock as reported by the OTC Bulletin Board on April 8, 2002 was $2.05.

     As of April 8, 2002, there were approximately 344 holders of record of the Company's common stock.

TRANSFER AGENT

     The Company's transfer agent and registrar of the common stock is Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034.

DIVIDEND  POLICY

     The Company has never paid dividends on the common stock and does not anticipate paying dividends on its common stock in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the future growth of the Company. Earnings of the Company, if any, are expected to be retained to finance the expansion of the Company's business. The payment of dividends on the Company's common stock in the future will depend on the results of operations, financial condition, capital expenditure plans and other cash obligations of the Company and will be at the sole discretion of the Board of Directors.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     The following is information for all securities that the Company has sold since inception without registering the securities under the Securities Act. These securities do not reflect a one-for-nine reverse split of the total issued and outstanding common stock of the Company that took place in December 7, 2001:

     The Company sold 100,000 shares of common stock for $100,000 to an accredited investor on January 18, 2000, and sold 21,390 shares of common stock for $99,998.25 to another accredited investor on February 12, 2000. These investors were individuals personally known to members of the Company's management. Each of the sales was conducted in accordance with Rule 606 of Regulation E of the Securities Act of 1933 (as amended, the "Act") exempt from registration and free trading.

     On April 14, 2000 the Company sold 50,000 shares of common stock to an accredited investor for $50,000 or $1.00 per share. These shares were sold in connection with a private offering pursuant to Section 4(2) of the Securities Act and are restricted from resale pursuant to Rule 144 of the Act.

     On May 8, 2000 the Company offered to sell and on May 24, 2000 completed the sale of 142,000 units to private accredited investors for an aggregate of $106,500 or $0.75 per unit. We received net proceeds totaling $96,500 after payment of a 10% finders fee to a non affiliated third party. Each Unit was comprised of one share of common stock (free trading pursuant to Rule 606 of Regulation E) and one Class A common stock purchase warrant. Each Class A common stock purchase warrant is exercisable for one restricted common stock upon payment of $.75 per warrant. The Class A warrants are exercisable for a five year period.

     On February 29, 2000 the Company offered for sale 16,000 shares of Series A Convertible Preferred Stock for $4,600,000 or $287.50 per share. The Series A
Convertible Preferred Stock was convertible into common stock in stages occurring at one months intervals over a ten month period. The Series A Convertible provided for (a) a liquidation preference of $1.00 per share (plus all declared but unpaid dividends); (b) full voting rights based upon the number of shares of common stock into which each share is convertible; (c) no conversion price per share of common stock; and (d) an automatic conversion into common stock on specified dates. Class 1 Series A investors received the above terms and had their funds placed into an escrow account which was set up where the aggregate proceeds deposited in this account was to be released to the Company reached $2,650,000. The use of proceeds were allocated for a proposed acquisition of Encore/Sigma and for working capital. If the funds did not reach that amount by a specified date, all principal and interest earned was to be returned to the Class 1 Series A Preferred holders. Class 2 Series A Convertible Preferred holders were offered one additional restricted common stock for every $10.00 they invested if they agreed to allow the Company to use their funds for current working capital rather than have their funds deposited in the escrow account.

     On June 6, 2000 the Company terminated the Series A Convertible Preferred Stock offering, and on June 23, 2000, we returned to our Class 1 investors an aggregate of $638,763 plus accrued interest which was previously recorded as restricted cash. Also on June 6 we offered our Class 2 investors, in lieu of each Series A Convertible Preferred Stock and restricted stock awarded, 383.33 Units. Each Unit was comprised of one share of common stock and one Common Stock Purchase Warrant where each Common Stock Purchase Warrant is redeemable for one share of common stock at an exercise price of $1.50 per share. As a result of this exchange, we issued 324,999 shares of common stock for $243,750 or $0.75 per share along with 324,999 Common Stock Purchase Warrants. The warrants are exercisable for a period of five years. The common stock was free trading based on filing an offering circular pursuant to Rule 604 of Regulation E of the Securities Act. No shares underlying the Common Stock Purchase Warrants are restricted from resale pursuant to Rule 144 of the Act. Proceeds received from the sale were used for working capital purposes and payment of the break up fee paid to Encore/Sigma.

     On June 12, 2000 the Company sold 20,000 shares of common stock to two accredited investors for $25,000 or $1.25 per share. These shares are restricted from resale pursuant to Rule 144 of the Act. Proceeds received from the sale were used for working capital purposes.

     On August 24, 2000 the Company sold an aggregate of 344,827 shares of common stock to ten accredited investors for $100,000 or $0.29 per share. These shares were sold in connection with a private offering pursuant to Rule 606 of Regulation E and are free trading. Proceeds received from the sale were used for working capital purposes.

     On August 29, 2000 the Company offered to sell and on September 12, 2000 completed the sale of 350,000 shares of common stock to an accredited investor for an aggregate of $507,500 or $1.45 per share. Net proceeds received was $456,750, net of direct related costs of $50,750. These shares were sold in connection with filing an offering circular pursuant to Rule 604 of Regulation E of the Securities Act. Use of proceeds from this offering include payment of accounting fees, legal fees associated the Alpha transaction and Vivocom transaction and with the evaluation of Vivocom's patent application, and for general working and operating capital purposes.

     On March 28, 2001 the Company sold 33,333 units to an investor for an aggregate of $10,000 or $.30 per share. Each unit is comprised of one share of common stock and one common stock warrant. Each warrant is redeemable for one share of common stock upon the payment of $.40.

     On April 4, 2001, the Company sold 100,000 units to an investor for an aggregate of $30,000 or $.030 per unit. Each unit was comprised of one share of common stock and one and one half common stock warrants, or 150,000 common stock warrants. Each common stock warrant is redeemable for one share of common stock upon payment of $.40 per warrant.

     On May 9, 2001 the Company sold 50,000 units to an investor for an aggregate of $20,000, or $0.40 per unit. Each unit is comprised of one share of common stock and one common stock warrant. Each common stock warrant is redeemable for one share of common stock upon the payment of $0.40 per warrant.

     On May 15, 2001, the Company received $10,000 in the form of a short term bridge loan from an investor. The duration of this loan is one month and has an interest rate of 12% per annum. This investor also received common stock warrants to purchase an aggregate of 15,000 shares of our common stock exercisable at $.51 per share.

     On May 17, 2001 the Company issued warrants to a non-affiliated consultant to purchase an aggregate of 12,500 shares of common stock at an exercise price of $0.40 per share.

     On May 31, 2001 the Company sold 49,019.60 units to an investor for an aggregate of $25,000, or $0.51 per unit. Each unit was comprised of one share of common stock and six common stock purchase warrants. Each common stock warrant is redeemable for one share of common stock upon the payment of $0.40 per warrant.

     On August 20, 2001 the Company offered to sell pursuant to a private placement an aggregate of 5,400,000 shares of its common stock at $0.02 per share for an aggregate of $108,000. Said shares shall be restricted pursuant to Rule 144 of the Securities Act of 1933. Proceeds from the sale shall be used for covering outstanding liabilities of the company and to pay for costs associated with its continual listing on the NASDAQ OTC:BB exchange. At the time of filing of this Form 10-Q, One investor for an aggregate had purchased 1,500,000 of these shares for an aggregate purchase price of $30,000.

     On May 15, 2001, the Company received $10,000 in the form of a short-term bridge loan from an investor. The duration of this loan is one month and has an interest rate of 12% per annum. This investor also received common stock warrants to purchase an aggregate of 15,000 shares of our common stock originally exercisable at $.51 per share but adjusted to $0.40 per share and also received an additional 10,000 common stock purchases warrants to purchase an additional 10,000 shares of our common stock for extending the due date of the note.

     On May 17, 2001 the Company received $7,500 in the form of a short-term bridge loan from an investor and on May 21, 2001 we received an additional $2,500 from that investor as a short-term bridge loan. The duration of the loans were 90 days and jointly due on August 21, 2001 and has an interest rate of 12% per annum. This investor also received common stock purchase warrants to purchase an aggregate of 25,000 shares of our common stock exercisable at $0.40 per share.

     On May 21, 2001 the Company received $20,000 in the form of a short-term bridge loan from an investor. The duration of the loan was 90 days and due on August 21, 2001 and has an interest rate of 12% per annum. This investor also received common stock purchase warrants to purchase an aggregate of 50,000 shares of our common stock exercisable at $0.40 per share.

     On July 15, 2001 the Company received $12,000 in the form of a short-term bridge loan from an investor. The duration of the loan was 60 days and due on September 15, 2001 and has an interest rate of 12% per annum. This investor also received common stock purchase warrants to purchase an aggregate of 50,000 shares of our common stock exercisable at $0.40 per share.

     On August 20, 2001 the Company offered to sell five million four hundred thousand shares (5,400,000) at a purchase price of $0.02 per share for an aggregate of $108,000 ("Private Offering"). These shares are sold pursuant to an exemption under the registration requirements of the Securities Act of 1933 (the "Securities Act') and are restricted from resale pursuant to Rule 144 of the Securities Act.

     On  August  29,  2001  the  Company  sold  1,500,000  shares of the Private
Offering to an investor for an aggregate of $30,000. The investor was an accredited investor as that term is defined pursuant to Rule 501 of the Securities Act of 1933. The offering was done pursuant to Rule 606 of Regulation E.

     On September 4, 2001 the Company sold 1,875,000 shares of the Private Offering to an investor for an aggregate of $38,696 in the form of 101,834 shares of Telehublink, Inc. ("THLC") free trading common stock.

     On September 19, 2001 the Company sold 525,500 shares of the Private Offering to an investor for an aggregate of $10,500 in the form of 53,000 shares of THLC free trading common stock at a value of $0.198 per share of THLC stock.

     On October 3, 2001 the Company sold 250,000 shares of the Private Offering to an investor for an aggregate of $5,000. The investor was an accredited investor as that term is defined pursuant to Rule 501 of the Securities Act of 1933. The offering was done pursuant to Rule 606 of Regulation E.

     On October 4, 2001 the Company sold 250,000 shares of the Private Offering to an investor for an aggregate of $5,000. The investor was an accredited investor as that term is defined pursuant to Rule 501 of the Securities Act of 1933. The offering was done pursuant to Rule 606 of Regulation E.

     On October 10, 2001 the Company sold 500,000 shares of the Private Offering to an investor for an aggregate of $10,000. The investor was an accredited investor as that term is defined pursuant to Rule 501 of the Securities Act of 1933. The offering was done pursuant to Rule 606 of Regulation E.

     On October 12, 2001 the Company sold 375,000 shares if the Private Offering to an investor for an aggregate of $7,500. The investor was an accredited investor as that term is defined pursuant to Rule 501 of the Securities Act of 1933. The offering was done pursuant to Rule 606 of Regulation E.

     On October 17, 2001 the Company sold 125,000 shares of the Private Offering to an investor for an aggregate of $2,500. The investor was an accredited investor as that term is defined pursuant to Rule 501 of the Securities Act of 1933. The offering was done pursuant to Rule 606 of Regulation E.

     The Company believes that the transactions described from inception through January 2, 2002 above were exempt from registration under Regulation E "Exemptions For Small Business Investment Companies" of the Securities Act of 1933 because the Company qualified at the time as a Small Business Investment Company, the aggregate amount of the subject securities was not in excess of $100,000 and the subject securities were sold to a limited group of persons, each of whom was believed to have been a sophisticated investor. Restrictive legends were placed, as applicable, on stock certificates evidencing the securities.


ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
          AND  RESULTS  OF  OPERATIONS  AND  PLAN  OF  OPERATION


     The following discussion and analysis provides certain information, which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the year ended December 31, 2001. This discussion and analysis should be read in conjunction with the Company's financial statements and related footnotes.

     The Company's auditors have issued a going concern opinion. The Company's auditors have reported that the Company has suffered net operating losses and has a current ratio deficit that raises substantial doubt about our Company's ability to continue as a going concern.

     The statements contained in this section that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in our various filings with the SEC, or press releases or oral statements made by or with the approval of our authorized executive officers.

     These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We do not undertake any obligation to publicly release any revisions to these forward-looking statements or to reflect the occurrence of unanticipated events. Many important factors affect our ability to achieve its objectives, including, among other things, technological and other developments in the Internet field, intense and evolving competition, the lack of an "established trading market" for our shares, and our ability to obtain additional financing, as well as other risks detailed from time to time in our public disclosure filings with the SEC.

     The Company was incorporated in the State of Maryland on April 6, 1999 as Origin Investment Group, Inc. ("Origin"). On December 27, 2001, the Company went through a reverse merger whereby it acquired all the outstanding shares of International Wireless, Inc. ("International Wireless"). Under the said reverse merger, the former Shareholders of International Wireless ended up owning a 88.61% interest in the Company. Thereafter on January 2, 2002, the Company changed its name from Origin to our current name, International Wireless, Inc.

     The Company was originally formed as a non-diversified closed-end management investment company, as those terms are used in the Investment Company Act of 1940 ("1940 Act"). The Company at that time elected to be regulated as a business development company under the 1940 Act. The 1940 Act defines a business development company (a "BDC") as a closed-end management investment company that provides small businesses that qualify as an "eligible portfolio company" with investment capital and also significant managerial assistance. A BDC is required under the 1940 Act to invest at least 70% of its total assets in "qualifying assets" consisting of (a) "eligible portfolio companies" as defined in the 1940 Act and (b) certain other assets including cash and cash equivalents.

     The Company's original investment strategy had been, since inception, to invest in a diverse portfolio of private companies that in some way build the Internet infrastructure by offering hardware, software and/or services which enhance the use of the Internet. Prior to it's reverse merger with International Wireless, the Company identified two eligible portfolio companies within which they entered into agreements to acquire interests within such companies and to further invest capital in these companies to further develop their business. However, on each occasion and prior to each closing, the Company was either unable to raise sufficient capital to consummate the transaction or discovered information which modified their understanding of the eligible portfolio company's financial status to such an extent where it was unadvisable for them to continue and consummate the transaction. During the last fiscal year, the Company entered into a definitive share exchange agreement and investment agreement with Vivocom, Inc., a San Jose, California based software company that had developed a proprietary all media switching system which enables all forms of data to be sent over a single IP channel. The Company intended on investing a minimum of three million two hundred and fifty thousand dollars ($3,250,000) within Vivocom over several months. Due to the Company's inability to raise this money, the share exchange never took place and the agreement terminated.

     On December 27, 2001, the Company went through a reverse merger whereby it acquired all the outstanding shares of International Wireless. Under the said reverse merger, the former Shareholders of International Wireless ended up owning a 88.61% interest in the Company. Therafter on January 2, 2002, the Company changed its name from Origin to our current name, International Wireless, Inc. The historical financial statements prior to December 27, 2001 are those of International Wireless, Inc. the Delaware corporation.

     On January 15, 2002, the Company acquired Mitigo, Inc. a Delaware corporation with its corporate headquarters located in Woburn, Massachusetts. The Acquisition consisted of a stock for stock exchange in which the Company acquired all of the issued and outstanding common stock of Mitigo in exchange for the issuance of a total of 4,398,000 shares of its common stock, 2,998,006 at closing, and the remaining 1,399,994 held in escrow and to be distributed subject to net income performance for the years 2002 and 2003. As a result of this transaction, Mitigo became a wholly-owned subsidiary of the Company.

     Mitigo is a developer of visual intelligence software solutions for wireless and mobile devices. Mitigo software decodes barcodes and other visual symbols in mobile handsets and PDAs that have integrated digital cameras. This capability provides "visual intelligence" to mobile devices enabling rapid mobile transactions and pinpoint navigation to multimedia content and information. Mitigo technology dramatically improves the usability and functionality of mobile devices helping overcome user interface barriers to mobile transactions and commerce. The Company currently has no agreements for the sale of its products nor does it have any other products or services.

RESULT OF OPERATIONS FOR FISCAL YEARS ENDED 2001 AND 2000

     We are a Development Stage Company, and had no revenues for the fiscal years ended December 31, 2001 and commenced operations January 1, 2001. We anticipate that within the next few quarters, we will begin to receive material revenues from new sources, namely the licensing of our bar code processing software to mobile handset manufacturers and makers of PDAs as well as device manufacturers including bar code reader manufacturers. We expect, but can not guarantee, that for calendar year 2002, most of our revenue will be derived from the bar code processing software technology.

Our General and Administrative Expenses for the fiscal year ended December 31, 2001 was $1,276,646. We anticipate that our General and Administrative Expenses in future periods could increase as a result of an increase in employees and the recent signing of Graham Paxton as the Company's new President and Chief Executive Officer. However, the Company believes that its revenues for calendar year 2002 will be greater than its overall expenses including the General and Administrative Expenses and the related costs of sales. However, there can be no assurance that the Company will be able to generate revenues in excess of overall expenses and costs of sales.

Our net loss for the fiscal year ended December 31, 2001 was $4,392,638. A component of the loss other than the General and Administrative Expenses was the result of a $1,571,778 unrealized loss on marketable securities and a $1,535,360 loss on the sale of marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, our cash balance was $54,310. Our working capital requirements depend upon numerous factors, including, without limitation, levels of resources that we devote to the further development of our Mitigo bar code processing software, technological advances, status of competitors and our ability to establish collaborative arrangements with other organizations. We are seeking to raise up to $10 million of additional capital from private investors and institutional money managers prior to May, 2002, but there can be no assurance that we will be successful in doing so. If we are not successful in raising any of this additional capital, our current cash resources are expected to be sufficient to fund our current operations only into the second quarter of 2002. We intend to accelerate our development and infrastructure spending in the coming calendar quarters if we have sufficient capital resources available to do so, however, our ability to do so is highly uncertain at this time. Our independent auditors have noted in their report on our 2001 financial statements that there are existing uncertain conditions that we face relative to our capital raising activities, and these conditions raise substantial doubt as to our ability to continue as a going concern.

RECENT  ACCOUNTING  PRONOUNCEMENTS:

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which will become effective for the Company in 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 changes the accounting for long-lived assets to be held and used by eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment, by providing a probability weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of possible future cash flows and by establishing a primary-asset approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for long-lived assets to be held and used. SFAS No. 144 changes the accounting for long-lived assets to be disposed of other than by sale by requiring that the depreciable life of a long-lived asset to be abandoned be revised to reflect a shortened useful life and by requiring the impairment loss to be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. SFAS No. 144 changes the accounting for long-lived assets to be disposed of by sale by requiring that discontinued operations no longer be recognized on a net realizable value basis (but at the lower of carrying amount or fair value less costs to sell), by eliminating the recognition of future operating losses of discontinued components before they occur and by broadening the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally, and for financial reporting purposes, from the rest of the entity. SFAS No. 144 will become effective for the Company in 2002.


ITEM 7. FINANCIAL STATEMENTS

     The audited balance sheets of the Company as of December 31, 2001 and related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 are included, following Item 13, in sequentially numbered pages numbered F-1 through F-18. The page numbers for the financial statement categories are as follows:

                                      Index

                                                                            Page

Independent auditors' report                                                 F-1

Consolidated balance sheet                                                   F-2

Consolidated statements of operations                                        F-4

Consolidated statement of stockholders' equity                               F-5

Consolidated statement of cash flows                                         F-6

Notes to consolidated financial statements                                   F-8


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III.

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

DIRECTORS  AND  EXECUTIVE  OFFICERS

     The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of December 31, 2001. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.


      NAME                     AGE        POSITION
      ----                     ---        --------

Stanley  A. Young               75        Chairman of the Board of Directors,
                                          and  Chief  Executive Officer (Retired
                                          on  April  5,  2002)

Graham F. Paxton                51        President, Chief Executive Officer and
                                          Director  (As  of  May  1,  2002)

Michael  Dewar                  25        Chief Operating Officer, Secretary and
                                          Director (As of December 27, 2001)

Dr. Ira W. Weiss                54        Chairman of the Board and Director (As
                                          of  April  8,  2002)

Adam  J.  Cogley                26        Treasurer  and  Corporate Controller
                                          (As of December 27, 2001)

         THE OFFICERS AND DIRECTORS OF THE COMPANY ARE SET FORTH BELOW.

     GRAHAM F. PAXTON was appointed the President, CEO and member of the Board of Directors on April 2, 2002, effective May 1, 2002. Prior to joining the Company, Mr. Paxton was the President and CEO of Siemens Information and
Communication Mobile LLC, the mobile group of Siemens AG based in Munich, Germany. Prior to that, he was the executive vice president and a member of the executive board of the Siemens Business Services division (SBS), with responsibility for Europe, Africa and the Asia Pacific. He was instrumental in shaping SBS from its inception in 1995 into a $7 billion information technology company with 36,000 employees worldwide. At SBS, he successfully restructured numerous country operations, and had a direct responsibility for large outsourcing contracts, which represented approximately $2 billion of revenues. Prior to Siemens Business Services, Mr. Paxton was an independent consultant for Computer Sciences Corporation (London), Woolworth (part of the Kingfisher Group), Philips Business Systems, Amdahl and Tesco. He began his career in 1970 at Unilever Computer Services LTS (London) as a computer services manager, and fulfilled similar duties of increasing responsibility at British Homes Stores and J. Sainsbury PLC until 1987. Mr. Paxton holds a Masters degree in Engineering. He has also completed management courses at the Stanford University Graduate School of Business, MIT's Sloan School of Management, INSEAD (Paris, France) and Astridge Management College (United Kingdom).

     DR. IRA W. WEISS was appointed a director of the Company in January 2002 as part of the reverse merger with International Wireless, Inc. He has assumed the position as Chairman of the Board since April 8, 2002. Since 1994, he has been the Dean of the College of Business Administration of Northeastern University in Boston, Massachusetts. From January 1992 to July 1994, Dr. Weiss was the Dean of the Madrid School of Business, an education institution affiliated with the University of Houston, in Madrid Spain. From 1989 to 1991, Dr. Weiss was the Vice President and Associate Chancellor of Information Technology at the University of Houston. Dr. Weiss holds a PhD with Distinction from the Graduate School of Management of the University of California and has lectured and published widely in the areas of management and information systems.

     MICHAEL DEWAR was appointed The Chief Operating Officer and a director of the Company in January 2002 as part of the reverse merger with International Wireless, Inc. He is the co-founder of International Wireless, Inc. Prior to his association with the Company, Mr. Dewar funded several portfolio companies through debt-equity and equity financing, as well as created a wide variety of offshore strategic partnerships as a General Partner at Atlantic Ventures Management. He has acted as a founder, financier and Director of several companies, particularly early stage technology start-up situations. Prior to Atlantic Ventures Management, Mr. Dewar spent several years working in Europe and Africa, where he continues to serve as a Director for Mercury Inter-Trade Ltd. Mr. Dewar earned his Bachelor of Arts from Rollins College, with a major in Economics, and his MBA in Management and Finance from Northeastern University.

     ADAM J. COGLEY was appointed Treasurer and Corporate Controller of the Company with the reverse merger of International Wireless with the Company in December, 2001. Prior to joining International Wireless, Mr. Cogley spent several years working in the accounting and operations sectors of both public and private companies with an emphasis on venture capital backed start-up companies. Most recently, Mr. Cogley was a senior member of the finance staff at Alcita Technologies, Inc., one of Atlantic Ventures' portfolio companies, and as an independent finance consultant to a division of Koch Industries, Inc., the second-largest privately held company in the world. He also served as a finance analyst at KPMG's Mergers and Acquisition group in Sydney, Australia, where his focus was on market research, financial due diligence and the divesture and privatization of public entities. Mr. Cogley earned a Bachelor of Liberal Arts, cum laude, from Harvard University, Division of Continuing Educations, with a concentration in Government. While attending Harvard, Mr. Cogley was one of the first members of the finance and operations staff for a successful start-up company later sold to a major, world-wide electronics firm. Previously, Mr. Cogley had served on the staff of a U.S. Congressman.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities of the Company. Copies of these filings must be furnished to the Company. During the fiscal years ended December 31, 2001 and 2000, the Company did not have any class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, and accordingly, was not subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended.


ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid during the fiscal years ended December 31, 2001, 2000, and 1999 to the Company's Chief Executive Officer. No officer of the Company received annual compensation in excess of US$100,000 per annum during such years.

                           SUMMARY  COMPENSATION  TABLE

      NAME AND PRINCIPAL POSITION                              YEAR      SALARY
      -----------------------------------------                ----     --------

     Stanley  A.  Young(1),  Chairman,  and Chief              2001     $107,258
     Executive  Officer
     Gregory  H.  Laborde(2),  Director,  and                  2001       US$nil
     Chief  Executive  Officer                                 2000       US$nil
                                                               1999       US$nil
     Omar  A. Rizvi(3), Chairman, and                          2001       US$nil
     Chief  Executive Officer                                  2000       US$nil
                                                               1999       US$nil

(1) On April 5, 2002, Stanley A. Young retired as Chairman, and Chief Executive Officer and Graham F. Paxton became Chief Executive Officer, President and a member of the Board of Directors.

(2) On December 27, 2001, Gregory H. Laborde resigned as Chief Executive Office of the Company as part of the reverse merger with International Wireless, Inc.

(3) On August 11, 2001, Omar A. Rizvi resigned as President and Chairman of the Board of the Company for personal reasons.


COMPENSATION  AGREEMENTS

     The  Company  has entered into a long-term employment agreement with Graham
F. Paxton as its new President, Chief Executive Officer and director effective May 1, 2002 whereby the Company will pay a minimum total salary of $241,600 per annum plus bonus, annual increase and stock options. This employment agreement terminates on April 30, 2005, however it can be renewed for an additional three years. In addition, the Company has entered into eight employment agreements with other employees and officers of the company whereby the Company will pay a minimum total salary of $889,200 per annum plus bonus, annual increase and stock options. These employment agreements terminate on December 31, 2004, however they will automatically renew annually thereafter unless terminated by the employee or the Company.

BOARD  OF  DIRECTORS

     During the year ended December 31, 2000, all corporate actions were conducted by unanimous written consent of the Board of Directors. Directors receive no compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses incurred in attending board meetings. The Company had no audit, nominating or compensation committees, or committees performing similar functions, during the year ended December 31, 2001.

STOCK  OPTION  PLAN

     Effective December 27, 2001, the Company granted options to purchase 1,607,500 shares (representing post-Merger shares) of the Company's common stock to employees and consultants with exercise prices ranging from $0.40 to $0.46 per share. These options vest between one and three years and expire from one to five years from issuance date. The options issued to employees have an intrinsic value of $1,517,000. The options issued to consultants had a fair value of $435,000, calculated using the Black-Scholes options pricing model.

     During the year ended December 31, 2001, prior to the reverse merger, the Company issued options to purchase 50,000 shares of the Company's common stock to employees and consultants with an exercise price of $0.01 per share. These options vest over one year and have no expiration date. Compensation expense for the year ended December 31, 2001 relating to these options amounted to $116,887. On December 27, 2001, the date of the reverse merger, these 50,000 options were recapitalized into 226,066 options to purchase the public entity's common stock.

The following table contains information concerning the stock option grants made to the following executive officers and directors for the fiscal year ended December 31, 2001. No stock appreciation rights were granted to these individuals during such year.

                                           Number of    Percent of total
                                          Securities      options/SARs
                                          Underlying       granted to
                                         Options/SARs     employees in     Exercise or    Expiration
Name and Principal Position                 granted      fiscal year(1)     Base Price       Date
------------------------------------------------------------------------------------------------------
Stanley A. Young                              600,000               32.7%  $       0.46  Dec. 31, 2004
  Chief Executive Officer
  and Chairman of the Board
  (retired April 5, 2002)

Graham Paxton                                     0(2)               0.0%
  President, Chief Executive Officer
  and Director

Michael Dewar                                 450,000               24.5%  $       0.46  Dec. 31, 2004
  Secretary, and Chief Operating
  Officer and Director

Adam Cogley                                    45,213                2.5%  $       0.01  none
  Treasurer and Corporate Comptroller         112,500                6.1%  $       0.46  Oct. 11, 2004

Ira Weiss                                      50,001                2.7%  $       0.46  Dec. 31, 2004
  Chairman of the Board (since April 5
  2002) and Director

1) Percentage based on 1,833,566 options outstanding at the end of the fiscal year ending December 31, 2001. This does not reflect the original 500,000 options granted to Greg Laborde and subsequently terminated by the Company. See footnote 14(d) to the Financial Statements.

2) Mr. Paxton holds 1,500,000 options granted in April, 2002. 250,000 options at $1.05 per share vesting on May 1, 2002; 250,000 options at $1.05 per share vesting upon the Company and/or its subsidiaries having received cumulative aggregate orders for goods and/or services of at least $5 million from May 1, 2002; 250,000 options at $1.05 per share vesting upon the Company and/or its subsidiaries having received cumulative aggregate orders for goods and/or services of at least $10 million from May 1, 2002; 250,000 options at $2.25 per share vesting upon the Company and/or its subsidiaries having received cumulative aggregate orders for goods and/or services of at least $25 million from May 1, 2002; 250,000 options at $2.25 per share vesting upon the Company and/or its subsidiaries having received cumulative aggregate orders for goods and/or services of at least $50 million from May 1, 2002; 250,000 options at $2.25 per share vesting upon the Company and/or its subsidiaries having obtained funding through one or more placements of either debt or equity or any combination thereof in an aggregate amount of $4.5 million.

WARRANTS

     In connection with the reverse merger on December 27, 2001 of International Wireless, Inc. into Origin Investment, Inc., the Company assumed an aggregate of 1,614,482 warrants which were issued by Origin prior to the merger. These warrants have exercise prices ranging from $0.10 to $13.50, are fully vested and expire on February 10, 2006.

     Warrants holders at the exercise price of $0.40 totaling 757,301 warrants and at the exercise price of $0.75 totaling 142,000 were called in the first quarter of 2002. These warrants were subject to a clause whereby the warrants are not exercise-able until the Company sends the warrant holders written confirmation that the five consecutive trading day average closing bid price equals or exceed 150% of the value of the exercise price of the warrants. The warrant holders had 10 business days to exercise the entire amount of the warrants pursuant to the agreement, in the event the warrant holders failed to exercise, the number of warrants outstanding as well as the exercise price were subject to adjustment. During the first quarter of 2002, an aggregate of 807,500 of these warrants were exercised for $345,900 for exercise prices between $0.40 and $0.75 per warrant in exchange for 607,500 shares of the Company's common stock. 91,801 warrants failed to exercise, these warrants were reversed 9 for 1 to a total of 10,201 warrants.

The following table summarizes information concerning warrants outstanding at December 31, 2001.

                                     Weighted
                      Number          Average                       Weighted
Exercise Price    Outstanding        Remaining        Number         Average
                                  Contractual Life  Exercisable  Exercise Price
--------------  ----------------  ----------------  -----------  ---------------
    0.10            225,000  (1)           5 years      225,000  $          0.10
    0.20            200,000                5 years      200,000  $          0.20
    0.40            757,301  (2)           5 years           --  $          0.40
    0.75            142,000  (2)           5 years           --  $          0.75
    1.50            248,331                5 years      248,331  $          1.50
    2.70              8,332                5 years        8,332  $          2.70
    3.60             25,000                5 years       25,000  $          3.60
   13.50              8,518                5 years        8,518  $         13.50

1) The Company has challenged the validity and legality of these warrants and have decided not to honor them as of this date.

2) These warrants are subject to a clause whereby the warrants are not exercise-able until the Company sends the warrant holders written confirmation that the five consecutive trading day average closing bid price equals or exceed 150% of the value of the exercise price of the warrants. The warrant holders shall have 10 business days to exercise the entire amount of the warrants pursuant to the agreement; should the warrant holders fail to exercise, the number of warrants outstanding as well as the exercise price are subject to adjustment.

INDEMNIFICATION

     Under the Company's Article of Incorporation and its Bylaws, the Company may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a matter he reasonably believed to be in the Company's best interest. The Company may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, the Company must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Maryland.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Maryland law, the Company is informed that, in the opinion of the Securities and Exchange
Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The following table sets forth certain information as of December 31, 2001 with respect to the beneficial ownership of the common stock of the Company by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer and all executive officers and directors of the Company as a group, the number of shares of common stock owned by each such person and group and the percent of the Company's common stock so owned.

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. The address of those persons for which an address is not otherwise indicated is 120 Presidential Way, Woburn, Massachusetts 01801-1179.


NAME OF BENEFICIAL OWNER      NUMBER OF SHARES            PERCENTAGE OF CLASS(1)
------------------------      ------------------------    ----------------------

Graham  F.  Paxton                          --(2)                            --%
Dr.  Ira  W. Weiss                          --(3)                            --%
Michael  Dewar                         713,033(4)                          6.65%
Adam  J.  Cogley                        45,213(5)                          0.42%
All Directors and Executive Officers
as  a group (4 persons)                758,246                             7.08%

5% Beneficial Owners
Stanley  A.  Young                   6,638,765(6)                         61.95%
Young  Technology  Fund  II          1,652,153(7)                         15.42%
Young  Technology  Fund  I           2,976,759(8)                         27.79%


(1) Calculations based upon 10,715,904 shares of common stock issued and outstanding on December 31, 2001.

(2) Mr. Paxton holds 1,500,000 options. 250,000 options at $1.05 per share vesting on May 1, 2002; 250,000 options at $1.05 per share vesting upon the Company and/or its subsidiaries having received cumulative aggregate orders for goods and/or services of at least $5 million from May 1, 2002; 250,000 options at $1.05 per share vesting upon the Company and/or its subsidiaries having received cumulative aggregate orders for goods and/or services of at least $10 million from May 1, 2002; 250,000 options at $2.25 per share vesting upon the Company and/or its subsidiaries having received cumulative aggregate orders for goods and/or services of at least $25 million from May 1, 2002; 250,000 options at $2.25 per share vesting upon the Company and/or its subsidiaries having received cumulative aggregate orders for goods and/or services of at least $50 million from May 1, 2002; 250,000 options at $2.25 per share vesting upon the Company and/or its subsidiaries having obtained funding through one or more placements of either debt or equity or any combination thereof in an aggregate amount of $4.5 million.

(3) Dr. Weiss holds 50,001 options at $0.46 per share, exercisable 16,667 at the end of each fiscal year for fiscal years 2002 through 2004.

(4) Represents 600,000 shares owned by Donald R. Dewar and 113,033 owned by Brenda Dewar, the parents of Michael Dewar. In addition Mr. Dewar holds 450,000 options at $0.46 per share, exercisable 37,500 at the end of each fiscal quarter for fiscal years 2002 through 2004.

(5) Represents 45,213 options at $0.01 per share fully vested. In addition, Mr. Cogley holds 112,500 options at $0.46 per share, exercisable 9,375 at the end of each fiscal quarter for fiscal years 2002 through 2004.

(6) Mr. Young owns 935,115 shares in his own name, plus 600,000 options at $0.46 per share, exercisable 50,000 at the end of each fiscal quarter for fiscal years 2002 through 2004. In addition he is attributable to owning in addition 474,738 shares owned by his wife Barbara Young, and is attributable to owning 2,976,759 shares owned by Young Technology Fund I and 1,652,153 shares owned by Young Technology Fund II for whom he holds investment rights and a large ownership percentage.

(7)    Young Technology Fund II is managed by and is attributable to Mr. Stanley
A.  Young.

(8)    Young  Technology Fund I is managed by and is attributable to Mr. Stanley
A.  Young.


CHANGES  IN  CONTROL

     On December 27, 2001, a change in control of the Company occurred in conjunction with the closing under an Acquisition Agreement dated December 27, 2001, between the Company and International Wireless, Inc., a Delaware corporation with its corporate headquarters located in Woburn, Massachusetts.

     The closing under the Acquisition Agreement consisted of a stock for stock exchange in which the Company acquired all of the issued and outstanding common stock of International Wireless in exchange for the issuance of 9,721,080 shares of its common stock, after a 9 for 1 reverse split of the Company's outstanding shares. As a result of this transaction, International Wireless became a wholly-owned subsidiary of the Company.

     As a result of this Acquisition, a change in control of Company had occurred. Prior to the Agreement, the Company had 9,485,569 shares of common stock issued and outstanding. Following the closing, and an agreed to 9 for 1 reverse split, the Company had 1,220,890 shares of common stock outstanding. The 9,721,080 shares of common stock have been issued to thirty seven different shareholders. Stanley A. Young the new Chairman of the Board at that time owned 1,085,114 shares directly and is attributable to owning a total of 6,188,764 through relations and funds under his control.

     In accordance with the Acquisition Agreement, the Board of Directors of the Company had approved to file a change of name for the Company from Origin Investment Group, Inc. to International Wireless, Inc., and to change the corporate office from Santa Monica, California to its current location at 120 Presidential Way, Woburn, Massachusetts 01801. The change of corporate office took place immediately. The change of name and the change in trading symbol from OGNI to IWIN took place on January 2, 2002.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On April 15, 2001 the Company entered into a revolving credit agreement with Atlantic Venture Management, LLC ("Atlantic") whereby the Company would advance or incur expenses on behalf of Atlantic up to $20,000. The note bears interest at 6% and is due December 31, 2003. The balance due under this note receivable at December 31, 2001 was $6,324. Stanley A. Young, the former Chief Executive Officer and Chairman of the Board and Michael Dewar the current Chief Operating Officer and director of the Company are also general partners of Atlantic.

     On September 1, 2001 the Company entered into a revolving credit agreement with Mitigo, whereby the Company would advance or incur expenses on behalf of Mitigo up to $600,000. The note bears interest at 6% and was due December 31, 2003. The balance due under this note receivable at December 31, 2001 was $216,091. On January 11, 2002 the Company acquired all of the issued and outstanding shares of Mitigo (See Note 14 to the audited financial statements).

     On January 31, 2001 the Company entered into a three year consulting agreement with Mercury Intertrade, LTD ("Mercury") whereby Mercury will provide consulting services to negotiate and close contracts relating to wireless technology primarily in the Republic of South Africa. Mercury is owned by a relative of Michael Dewar the Chief Operating Officer and director of the Company. Consulting fees paid in cash and issuance of marketable securities to Mercury during the year ended December 31, 2001 amounted to $113,247.

     During the year ended December 31, 2001 the Company advanced an aggregate of $70,500 to the Chief Operating Officer and a relative of the Chief Operating Officer. These loans are non-interest bearing loans and there are no formal agreements or repayment terms for these loans.

     The Company has two line of credit agreements with Stanley A. Young, the former Chief Executive Officer and Chairman of the Board and a Company which he and Michael Dewar the current Chief Operating Officer are general partners. The total available under these agreements is $320,000 with interest rates of 6% and due dates through December 31, 2003. The lenders may opt to convert all, or part of these loans into common stock of the Company (at the market price at the time of conversion), on or before the due dates. The balance outstanding under these note agreements at December 31, 2001 was $146,830.

                                    PART IV.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits:

Exhibit Number      Document Description
--------------      --------------------

     3.1 Certificate of Incorporation of Origin Investment Group, Inc. as filed with the Maryland Secretary of State on April 6, 1999, incorporated by reference to the Company's
                    Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 16, 1999

     3.3 Bylaws of Origin Investment Group, Inc., incorporated by reference to the Company's Registration Statement on Form 10- SB filed with the Securities and Exchange Commission on August 16, 1999.

     10.1           Acquisition  Agreement between Origin Investment Group, Inc.
                    and International Wireless, Inc. to acquire International Wireless, Inc. dated December 27, 2001, incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2002.

     10.2 Acquisition Agreement to acquire Mitigo Inc. dated January 15, 2002, incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2002.

     10.3           Lease Agreement

     10.4 Employment Agreement of Graham Paxton, President, Chief Executive Officer and member of the Board of Directors, effective May 1,2002, incorporated by reference to the Company's Current Report on Form 8-K filed with the
                    Securities  and  Exchange  Commission  on  April  12,  2002.

     10.5 Employment Agreement of Michael Dewar, Chief Operating Officer and member of the Board of Directors.

     10.6 Employment Agreement of Adam Cogley, Treasurer and Corporate Comptroller.

     10.7 Licensing Agreement between Mitigo, Inc. and Cobblestone Software, Inc. dated January 10, 2002.

     21.1           Subsidiaries of the Company


     (b)     Reports  on  Form  8-K:

                    The Company filed a Form 8-K on July 20, 2001 relating to the termination of the Company's intent to purchase Vivocom.

                    The Company filed a Form 8-K on August 27, 2001 relating to the Notice that the Company was conducting a private placement of 5,400,000 shares of its common stock at $0.02 per share for an aggregate of $108,000, and notice that the Company's Chairman of the Board and President, Omar A. Rizvi, resigned on August 11, 2001 due to personal reasons.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INTERNATIONAL  WIRELESS  INC.
                                      ------------------------------------------
                                      (Registrant)

Date: 04/11/02                        By:  /s/  MICHAEL DEWAR
                                         ---------------------------------------
                                         Michael  Dewar
                                         Chief Operating Officer and Secretary


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: 04/11/02                        By:  /s/  MICHAEL DEWAR
                                         ---------------------------------------
                                         Michael  Dewar
                                         Chief Operating Officer and Secretary
                                         and Director

Date: 04/11/02                        By:  /s/  ADAM J. COGLEY
                                         ---------------------------------------
                                         Adam  J.  Cogley
                                         Treasurer and Corporate Controller

Date: 04/11/02                        By:  /s/  IRA W. WEISS, PH.D.
                                         ---------------------------------------
                                         Ira W. Weiss, Ph.D.
                                         Chairman of the Board

                          INTERNATIONAL WIRELESS, INC.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                      For the Year Ended December 31, 2001

                                                    INTERNATIONAL WIRELESS, INC.


                                                                        CONTENTS
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

INDEPENDENT AUDITORS' REPORT                                                 F-1

CONSOLIDATED FINANCIAL STATEMENTS

  Balance Sheet                                                            F-2-3
  Statement of Operations                                                    F-4
  Statement of Stockholders' Equity                                          F-5
  Statement of Cash Flows                                                  F-6-7


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F-8-19

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors of
International Wireless, Inc.


We have audited the accompanying consolidated balance sheet of International Wireless, Inc. and Subsidiary (a Development Stage Company) as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Wireless, Inc. and Subsidiary as of December 31, 2001, and the results of its operations and its cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss of $4,392,638, and there are existing uncertain conditions that the Company faces relative to its capital raising activities. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                /s/  Marcum & Kliegman LLP

February 22, 2002, except notes 14c, 14e, and 14f as to which the date is April 11, 2002
New York, New York

                                                    INTERNATIONAL WIRELESS, INC.
                                                   (A Development Stage Company)

                                                      CONSOLIDATED BALANCE SHEET

                                                               December 31, 2001
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------

CURRENT ASSETS
--------------

  Cash and cash equivalents                                   $ 54,310
  Marketable securities, at market value                        93,279
  Prepaid expenses                                             164,117
                                                              --------

Total Current Assets                                                    $311,706
                                                                        --------

PROPERTY AND EQUIPMENT, Net                                               74,300
---------------------------                                             --------

OTHER ASSETS
------------
  Loans receivable, related parties                            292,915
  Security deposit                                              41,856
                                                              --------

Total Other Assets                                                       334,771
                                                                        --------

TOTAL ASSETS                                                            $720,777
                                                                        ========

   The accompanying notes are an integral part of these financial statements.

                                                    INTERNATIONAL WIRELESS, INC.
                                                   (A Development Stage Company)

                                                      CONSOLIDATED BALANCE SHEET

                                                               December 31, 2001
--------------------------------------------------------------------------------

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

CURRENT LIABILITIES
-------------------
  Accounts payable and accrued expenses                           $   260,593
  Loans payable                                                        42,000
  Notes payable, related parties                                      146,830
  Current portion of capital lease obligations                          7,986
                                                                  ------------

          Total Current Liabilities                                             $457,409

OTHER LIABILITIES
-----------------
Capital lease obligations, less current portion                                   20,520
                                                                                --------

          TOTAL LIABILITIES                                                      477,929
                                                                                --------

STOCKHOLDERS' EQUITY
--------------------
  Preferred stock, $.001 par value, 5,000,000 shares authorized;
    none issued and outstanding                                            --
  Common stock, $.009 par value, 50,000,000 shares authorized;
    10,715,904, issued and outstanding                                 96,443
  Additional paid-in capital                                        4,682,116
  Subscription receivable                                            (143,073)
  Deficit accumulated during development stage                     (4,392,638)
                                                                  ------------

          TOTAL STOCKHOLDERS' EQUITY                                             242,848
                                                                                --------

          TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                                                $720,777
                                                                                ========

   The accompanying notes are an integral part of these financial statements.

                                                    INTERNATIONAL WIRELESS, INC.
                                                   (A Development Stage Company)

                                            CONSOLIDATED STATEMENT OF OPERATIONS

                                            For the Year Ended December 31, 2001
--------------------------------------------------------------------------------

OPERATING EXPENSES
------------------
  General and administrative expenses                               $ 1,276,646
                                                                    ------------

          TOTAL OPERATING EXPENSES                                    1,276,646

OTHER EXPENSE
-------------
  Interest expense, net                               $    (8,854)
  Unrealized loss on marketable securities             (1,571,778)
  Loss on sale of marketable securities                (1,535,360)
                                                      ------------

          TOTAL OTHER EXPENSES                                       (3,115,992)
                                                                    ------------

          NET LOSS                                                  $(4,392,638)
                                                                    ============

NET LOSS PER COMMON SHARE-
--------------------------
  BASIC AND DILUTED                                                 $     (0.61)
  -----------------                                                 ============

WEIGHTED AVERAGE COMMON
-----------------------
  SHARES OUTSTANDING                                                  7,150,193
  ------------------                                                ============


   The accompanying notes are an integral part of these financial statements.

                                                                                      INTERNATIONAL WIRELESS, INC.
                                                                                     (A Development Stage Company)

                                                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                              For the Year Ended December 31, 2001
------------------------------------------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                        Accumulated
                                          Common Stock       Additional                   During
                                      ---------------------    Paid-in    Subscription  Development
                                         Shares      Amount     Capital     Receivable       Stage        Total
                                      -----------  --------  -----------  ------------  ------------  ------------
Issuance of shares in exchange
  for marketable securities            1,483,384   $ 1,483   $3,395,466   $        --   $        --   $ 3,396,949

Issuance of common stock to
   consultants                           155,496       156      355,931            --            --       356,087

Issuance of common stock options
   for services rendered                      --        --      116,887            --            --       116,887

Issuance of common stock in connection
  with private placements, net of
  offering costs of $24,727              461,178       461    1,030,907      (143,073)           --       888,295
                                      -----------  --------  -----------  ------------  ------------  ------------

      Subtotal                         2,100,058     2,100    4,899,191      (143,073)           --     4,758,218

Reverse Merger (Note 1)
  Exchange of International
    Wireless, Inc. common stock       (2,100,058)   (2,100)       2,100            --            --            --
  Issuance of common stock to
    owners of International
    Wireless, Inc.                     9,495,014    85,455      (85,455)           --            --            --
  Outstanding common stock of Origin
    Investment Group, Inc               1,220,890    10,988     (133,720)           --            --     (122,732)
  Net loss                                    --        --           --            --    (4,392,638)   (4,392,638)
                                      -----------  --------  -----------  ------------  ------------  ------------

BALANCE - December 31, 2001            10,715,904  $96,443   $4,682,116   $  (143,073)  $(4,392,638)  $   242,848
                                      ===========  ========  ===========  ============  ============  ============

      The accompanying notes are an integral part of these financial statements.

                                                    INTERNATIONAL WIRELESS, INC.
                                                   (A Development Stage Company)

                                            CONSOLIDATED STATEMENT OF CASH FLOWS

                                            For the Year Ended December 31, 2001
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

 Net loss                                                          $(4,392,638)
                                                                   ------------
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                     $   12,865
    Stock-based compensation                             472,974
    Unrealized loss on marketable securities           1,571,778
    Loss on sale of marketable securities              1,535,360
 Changes in operating assets and liabilities:
    Prepaid expenses                                    (164,117)
    Security deposit                                     (41,856)
    Accounts payable and accrued expenses                171,251
                                                      -----------

          TOTAL ADJUSTMENTS                                          3,558,255
                                                                   ------------

          NET CASH USED IN OPERATING
            ACTIVITIES                                                (834,383)
                                                                   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Proceeds from sale of marketable securities            202,892
  Purchases of property and equipment                    (41,076)
  Advances under loans receivable to related parties    (302,915)
                                                      -----------

          NET CASH USED IN INVESTING
            ACTIVITIES                                                (141,099)
                                                                   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Net proceeds from notes payable, related parties         146,830
Payments on capital lease obligations                     (5,333)
Net proceeds from issuance of common stock               888,295
                                                      -----------

          NET CASH PROVIDED BY FINANCING
            ACTIVITIES                                             $ 1,029,792
                                                                   ------------

   The accompanying notes are an integral part of these financial statements.

                                            INTERNATIONAL  WIRELESS,  INC.
                                          (A  Development  Stage  Company)

                      CONSOLIDATED  STATEMENT  OF  CASH  FLOWS,  Continued

                                      For the Year Ended December 31, 2001
--------------------------------------------------------------------------



          NET INCREASE IN CASH AND CASH
            EQUIVALENTS                                        $   54,310

CASH AND CASH EQUIVALENTS - Beginning                                  --
-------------------------                                      -----------

CASH AND CASH EQUIVALENTS - Ending                             $   54,310
-------------------------                                      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------
  Cash paid during the year for:

    Interest                                                   $   11,728
                                                               ===========

  Non-cash investing and financing activities:

    Equipment acquired through capital leases                  $   33,839
                                                               ===========

    Issuance of shares in exchange for marketable securities   $3,396,949
                                                               ===========

    Subscription receivable in connection with issuance of
     common stock                                              $  143,073
                                                               ===========

Assets and liabilities acquired in connection with the Merger
 (Note 1):
  Marketable securities                                        $    6,360
  Property and equipment                                           12,250
  Loans payable, related party                                    (10,000)
  Accounts payable and accrued expenses                           (89,342)
  Loans payable                                                   (42,000)
                                                               -----------

          Net recapitalization in connection with Merger       $ (122,732)
                                                               ===========

The accompanying notes are an integral part of these financial statements.

                                                    INTERNATIONAL WIRELESS, INC.
                                                   (A Development Stage Company)

                                      NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE  1  -Description  of  Business,  Going Concern Uncertainty and Management's
          ----------------------------------------------------------------------
          Plans
          -----

     The  Company  and  Nature  of  Business
     ---------------------------------------
     International Wireless, Inc. (the "Company") was incorporated on September 27, 2000 in the State of Delaware. The Company intends to acquire software companies involved in wireless technology. During the period September 27, 2000 (Incorporation) through December 31, 2000 the Company did not have any activity. Since January 2001, the Company's efforts have been devoted to raising capital and seeking out companies to acquire. Accordingly, through the date of these financial statements, the Company is considered to be in the development stage and the accompanying financial statements represent those of a development stage enterprise.

     Reverse  Merger
     ---------------
     On December 27, 2001, Origin Investment Group, Inc. ("Origin") acquired all of the Company's outstanding common stock by the issuance of 9,495,014 shares of $.009 par value common stock (the "Merger"). Simultaneously, Origin changed its name to International Wireless, Inc. and effected a one-for-nine reverse stock split, which reduced Origin's outstanding shares of common stock from 10,985,565 to 1,220,890. In connection with the Merger, the Company became a wholly owned subsidiary of Origin and the Company's officers and directors replaced Origin's officers and directors. Prior to the Merger, Origin was a non-operating "shell" corporation. Pursuant to Securities and Exchange Commission rules, the Merger of a private operating company (International Wireless, Inc.) into a non-operating public shell corporation with nominal net assets (Origin) is considered a capital transaction. Accordingly, for accounting purposes, the Merger has been treated as an acquisition of Origin by the Company and a recapitalization of the Company. The historical financial statements prior to December 27, 2001 are those of the Company. Since the Merger is a recapitalization of the Company and not a business combination, proforma information is not presented.

     In September and October 2001, a relative of the Chief Operating Officer of the Company acquired approximately 49% of Origin.

     Going  Concern  Uncertainty  and  Management's  Plans
     -----------------------------------------------------
     As shown in the accompanying financial statements, the Company incurred a net loss of $4,392,638 during the year ended December 31, 2001 resulting in a deficit accumulated during the development stage of $4,392,638. Management's plans include the raising of capital and seeking out companies to acquire. On January 11, 2002 the Company acquired Mitigo, Inc. ("Mitigo") (See Note 14). Failure to raise capital or generate revenue through the Mitigo acquisition may result in the Company depleting its available funds, being able to fund its investment pursuits and cause it to curtail or cease operations. Additionally, even if the Company does raise sufficient capital or generate revenue through Mitigo, there can be no assurances that the net proceeds or the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

                                                    INTERNATIONAL WIRELESS, INC.
                                                   (A Development Stage Company)

                                      NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE  1  -  Description  of Business, Going Concern Uncertainty and Management's
            --------------------------------------------------------------------
            Plans,
            ------
            continued

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

NOTE  2  -  Summary  of  Significant  Accounting  Policies
            ----------------------------------------------

     Cash  and  Cash  Equivalents
     ----------------------------
     For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

     Consolidated  Financial  Statements
     -----------------------------------
     The consolidated financial statements include the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

     Income  Taxes
     -------------
     The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     At December 31, 2001, the Company has net operating loss carryforwards of approximately $1,200,000 which expire through 2021. Based on the fact that the Company has generated operating losses since inception, a deferred tax asset of approximately $480,000 has been offset by a valuation allowance of $480,000. At December 31, 2001, Origin also had net operating loss carryforwards. However, pursuant to Section 382 of the Internal Revenue Code these carryforwards are eliminated.

                                                    INTERNATIONAL WIRELESS, INC.
                                                   (A Development Stage Company)

                                      NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE  2  -  Summary  of  Significant  Accounting  Policies,  continued
            ----------------------------------------------

     Property  and  Equipment  and  Depreciation
     -------------------------------------------
     Property and equipment is stated at cost and is depreciated using the straight line method over the estimated useful lives of the respective assets. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

     Net  Loss  Per  Common  Share
     -----------------------------
     The Company computes per share amounts in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods. The effect of the Merger has been given retroactive application in the net loss per share calculation. Common stock equivalents have been excluded from the weighted average shares outstanding calculation, as inclusion is anti-dilutive.

     Use  of  Estimates  in  the  Financial  Statements
     --------------------------------------------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Stock-Based  Compensation
     -------------------------
     SFAS No. 123, "Accounting for Stock-Based Compensation" prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires employee compensation expense to be recorded (i) using the fair value method or (ii) using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the fair value method. The Company accounts for employee stock based compensation in accordance with the provisions of APB 25. For non-employee options and warrants, the Company uses the fair value method as prescribed in SFAS 123.

                                                    INTERNATIONAL WIRELESS, INC.
                                                   (A Development Stage Company)

                                      NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE  2  -  Summary  of  Significant  Accounting  Policies,  continued
            ----------------------------------------------

     Fair  Value  of  Financial  Instruments
     ---------------------------------------
     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statement of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

     New  Accounting  Pronouncements
     -------------------------------
     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which will become effective for the Company in 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill.

     In  August  2001,  the  FASB  issued  SFAS  No.  144,  "Accounting  for the
     Impairment or Disposal of Long-Lived Assets". SFAS No. 144 changes the accounting for long-lived assets to be held and used by eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment, by providing a probability weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of possible future cash flows and by establishing a primary-asset approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for long-lived assets to be held and used. SFAS No. 144 changes the accounting for long-lived assets to be disposed of other than by sale by requiring that the depreciable life of a long-lived asset to be abandoned be revised to reflect a shortened useful life and by requiring the impairment loss to be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. SFAS No. 144 changes the accounting for long-lived assets to be disposed of by sale by requiring that discontinued operations no longer be recognized on a net realizable value basis (but at the lower of carrying amount or fair value less costs to sell), by eliminating the recognition of future operating losses of discontinued components before they occur and by broadening the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally, and for financial reporting purposes, from the rest of the entity. SFAS No. 144 will become effective for the Company in 2002.

                                                    INTERNATIONAL WIRELESS, INC.
                                                   (A Development Stage Company)

                                      NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE  2  -  Summary  of  Significant  Accounting  Policies, continued
            -----------------------------------------------

     The Company expects that the adoption of the new statements will not have a significant impact on its financial statements.


NOTE  3  -  Related  Party,  Consulting  Fees
            ---------------------------------

     On January 31, 2001 the Company entered into a three year consulting agreement with Mercury Intertrade, LTD ("Mercury") whereby Mercury will provide consulting services to negotiate and close contracts relating to wireless technology primarily in the Republic of South Africa. Mercury is owned by a relative of the Chief Operating Officer of the Company.
     Consulting fees paid in cash and issuance of marketable securities to Mercury during the year ended December 31, 2001 amounted to $113,247.


NOTE  4  -  Marketable  Securities
            ----------------------

     Companies are required to classify each of their investments into one of three categories, with different accounting for each category. At December 31, 2001, management has classified all their equity securities consisting of shares of common stock of one marketable equity security, as available-for-sale securities, which are reported at fair market value. Unrealized losses in the amount of $1,571,778 on these securities have been recorded in the consolidated statement of operations as an other-than-temporary decline in the value of marketable securities. Gains or losses on the sale of securities are recognized on a specific identification basis. The Company's investment in marketable securities at December 31, 2001 is summarized as follows:


     BALANCE - at cost                                              $ 1,665,057
     -------

     Unrealized losses                                               (1,571,778)
                                                                    ------------

     BALANCE - at fair value                                        $    93,279
     -------                                                        ============


     For the year ended December 31, 2001 there were also realized losses of $1,535,360 on the sale and exchange of available-for-sale securities.

                                                    INTERNATIONAL WIRELESS, INC.
                                                   (A Development Stage Company)

                                      NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE  5  -  Property  and  Equipment
            ------------------------

     Property and equipment at December 31, 2001 consist of the following:


                                                                 Estimated
                                                                  Useful
                                                        2001       Lives
                                                      --------------------

     Furniture and Fixtures                           $ 15,085     7 years
     Equipment and software                             55,045     5 years
     Leasehold Improvements                             17,035     4 years
                                                      ---------
                                                        87,165

     Less: accumulated amortization and depreciation   (12,865)
                                                      ---------

     Property and Equipment, Net                      $ 74,300
                                                      =========


     Depreciation and amortization expense for the year ended December 31, 2001 was $12,865.

NOTE  6  -  Loans  Receivable,  Related  Parties
            ------------------------------------

     Loans receivable, related parties consist of the following at December 31, 2001.

     Loans  Receivable  -  Mitigo,  Inc
     ----------------------------------
     On September 1, 2001 the Company entered into a revolving credit agreement with Mitigo, whereby the Company would advance or incur expenses on behalf of Mitigo up to $600,000. The note bears interest at 6% and was due December 31, 2003. The balance due under this note receivable at December 31, 2001 was $216,091. On January 11, 2002 the Company acquired all of the issued and outstanding shares of Mitigo (See Note 14).

     Loan  Receivable  -  Atlantic  Venture  Management,  LLC
     --------------------------------------------------------
     On April, 15 2001 the Company entered into a revolving credit agreement with Atlantic Venture Management, LLC ("Atlantic") whereby the Company would advance or incur expenses on behalf of Atlantic up to $20,000. The note bears interest at 6% and is due December 31, 2003. The balance due under this note receivable at December 31, 2001 was $6,324. The Chief Executive Officer and Chief Operating Officer of the Company are also general partners of Atlantic.

     Loans  Receivable  -  Other  Related  Parties
     ---------------------------------------------
     During the year ended December 31, 2001 the Company advanced an aggregate of $70,500 to the Chief Operating Officer and a relative of the Chief Operating Officer. These loans are non-interest bearing loans and there are no formal agreements or repayment terms for these loans.

                                                    INTERNATIONAL WIRELESS, INC.
                                                   (A Development Stage Company)

                                      NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE  7  -  Loans  Payable
            --------------

     In connection with the Merger with Origin, the Company assumed an aggregate of $42,000 in the form of short term bridge loans from three accredited investors. These bridge loans varied in duration between sixty and ninety days and bear interest at 12% per annum. As of December 31, 2001 these loans are past due and the Company has accrued interest through this date.


NOTE  8-  Notes  Payable,  Related  Parties
          ---------------------------------

     The Company has two line of credit agreements with the Chief Executive Officer and a Company which the Chief Executive Officer and a Chief Operating Officer are general partners. The total available under these agreements is $320,000 with interest rates of 6% and due dates through December 31, 2003. The lenders may opt to convert all, or part of these loans into common stock of the Company (at the market price at the time of conversion), on or before the due dates. The balance outstanding under these note agreements at December 31, 2001 was $146,830.


NOTE  9  -  Capital  Lease  Obligations
            ---------------------------

     During the year ended December 31, 2001 the Company obtained various equipment under capital leases expiring through January 2006. The assets and liabilities under these capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The assets are included in property and equipment and are depreciated over their estimated useful lives.

     As of December 31, 2001, minimum future lease payments under these capital leases are:

                        For the
                      Years Ending
                       December 31,              Amount
     ------------------------------------------  -------
                          2002                   $10,982
                          2003                    10,982
                          2004                     7,297
                          2005                     5,454
                          2006                        88
                                                 -------

         Total minimum lease payments (forward)  $34,803
                                                 -------

                                                    INTERNATIONAL WIRELESS, INC.
                                                   (A Development Stage Company)

                                      NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE  9  -  Capital  Lease  Obligations,  continued
            ---------------------------

                             For the
                           Years Ending
                           December 31,                  Amount
            ------------------------------------------  --------

                Total minimum lease payments (forward)  $34,803

            Less:  amounts representing interest         (6,297)
                                                        --------

                Net minimum lease payments               28,506

            Less:  current portion                       (7,986)
                                                        --------

                Long-term portion                       $20,520
                                                        ========

NOTE  10  -  Stockholders'  Equity
             ---------------------

     On January 31, 2001, the Company issued 1,483,384 shares (6,706,839 post-Merger equivalent shares) of common stock to its Chief Executive Officer, and other investors, in exchange for shares of common stock of Telehublink Inc., a publicly traded entity ("Telehublink"). These common shares issued by the Company have been valued at $3,396,949 representing the fair value of the shares of Telehublink received by the Company. During the year ended December 31, 2001, prior to the Merger the Company issued 461,178 shares (2,085,129 post-Merger equivalent shares) of common stock in private placement transactions resulting in proceeds (excluding a subscription receivable of $143,073,) net of transaction costs of $24,727, of $888,295. During the year ended December 31, 2001, prior to the Merger, the Company issued 155,496 shares (703,046 post-Merger equivalent shares) of common stock to consultants for services provided to the Company and recorded $356,087 in stock based compensation.

NOTE  11  -  Commitments  and  Contingencies
             -------------------------------

     Office  Lease
     -------------
     On January 8, 2001 the Company entered into a noncancelable operating lease for office space which commenced on May 1, 2001 and expires on July 31, 2005. The Company has paid a security deposit of $41,856 equivalent to six months of rent. The Company may elect to reduce the amount of security deposit to $20,928 provided that no event of default has occurred after the first anniversary of the commencement date.

                                                    INTERNATIONAL WIRELESS, INC.
                                                   (A Development Stage Company)

                                      NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE  11  -  Commitments  and  Contingencies,  continued
             -------------------------------

     Minimum  fixed  rental  payments  are  as  follows:

            For the
          Year Ending
          December 31,     Amount
      ------------------  --------
            2002          $ 83,712
            2003            88,944
            2004            91,560
            2005            53,410
                          --------

            Total         $317,626
                          ========

     The Company also rents additional office space on a month-to-month basis without a formal lease agreement with a monthly rent expense of $3,000.

     Rent  expense  for  the  year  ended December 31, 2001 amounted to $71,535.

     Employment  agreements
     ----------------------
     The Company has entered into five employment agreements with employees and officers of the Company whereby the Company will pay a minimum total salary of $507,000 per annum plus bonus, annual increases and stock options. These employment agreements terminate through December 2004, however they will automatically renew annually thereafter unless terminated by the employee or the Company. In addition, the Company assumed three employment contracts with an aggregate annual of $382,200 through December 2004 as part of the Mitigo, Inc. acquisition (Note 14a).


NOTE  12  -  Stock  Options
             --------------

     Effective December 27, 2001, the Company granted options to purchase 1,607,500 shares (representing post-Merger shares) of the Company's common stock to employees and consultants with exercise prices ranging from $0.40 to $0.46 per share. These options vest between one and three years and expire from one to five years from issuance date. The options issued to employees have an intrinsic value of $1,517,000. The options issued to consultants had a fair value of $435,000, calculated using the Black-Scholes options pricing model. These options will be amortized over their respective vesting periods commencing in 2002.

     During the year ended December 31, 2001, prior to the Merger, the Company issued options to purchase 50,000 shares of the Company's common stock to employees and consultants with an exercise price of $0.01 per share. These options vest over one year and have no expiration date. Compensation expense for the year ended December 31, 2001 relating to these options amounted to $116,887. On December 27, 2001, the date of the Merger, these 50,000 options were recapitalized into 226,066 options to purchase the public entity's common stock.

                                                    INTERNATIONAL WIRELESS, INC.
                                                   (A Development Stage Company)

                                      NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE  12  -  Stock  Options,  continued
             --------------

     Transactions involving options are summarized as follows:

                                                           Number       Weighted
                                                             Of          Average
                                                          Options   Exercise Price
                                                         -------------------------
     Balance - January 1, 2001                                  --  $           --
     -------

     Options granted (representing post-Merger shares)   1,833,566            0.40
                                                         ---------  --------------

     Balance - December 31, 2001                         1,833,566  $         0.40
     -------                                             =========  ==============

     Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2001.

     Assumptions
     -------------------------------------------------------------------

     Risk-free rate                                         2.26 - 5.43%
     Dividend yield                                                 N/A
     Volatility factor of the expected market price of the
       Company's common stock                                       298%
     Average life                                           4 -10 years

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. Accordingly, there is no difference between actual and pro forma results during the year ended December 31, 2001.

     The following table summarizes information concerning stock options outstanding at December 31, 2001.

                                          Weighted Average
                                              Remaining
     Exercise Price   Number Outstanding  Contractual Life  Number Exercisable
     ---------------  ------------------  ----------------  ------------------
     $          0.01             226,066     No expiration                   0
     $  0.40 - $0.46           1,607,500         4.6 years                   0

                                                    INTERNATIONAL WIRELESS, INC.
                                                   (A Development Stage Company)

                                      NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE  13  -  Warrants
             --------

     In connection with the Merger on December 27, 2001, the Company assumed an aggregate of 1,614,482 warrants which were issued by Origin prior to the Merger. These warrants have exercise prices ranging from $0.10 to $13.50, are fully vested and expire on February 10, 2006.

     Transactions  involving  warrants  are  summarized  as  follows:

                                                                        Number       Weighted
                                                                          Of          Average
                                                                       Warrants   Exercise Price
                                                                       -------------------------
     Balance - January 1, 2001                                                --
     -------

     Warrants assumed in the Merger (representing post-Merger shares)  1,614,482  $          0.66
                                                                       ---------

     Balance - December 31, 2001                                       1,614,482  $          0.66
     -------                                                           =========

     The following table summarizes information concerning warrants outstanding at December 31, 2001.

                                            Weighted
                                            Average                       Weighted
                           Number          Remaining        Number         Average
     Exercise Price      Outstanding    Contractual Life  Exercisable  Exercise Price
     ---------------  ----------------  ----------------  -----------  ---------------
     0.10                225,000                5 years      225,000  $          0.10
     0.20                200,000                5 years      200,000  $          0.20
     0.40                757,301  (a)           5 years           --  $          0.40
     0.75                142,000  (a)           5 years           --  $          0.75
     1.50                248,331                5 years      248,331  $          1.50
     2.70                  8,332                5 years        8,332  $          2.70
     3.60                 25,000                5 years       25,000  $          3.60
     13.50                 8,518                5 years        8,518  $         13.50

(a) These warrants are subject to a clause whereby the warrants are not exercisable until the Company sends the warrant holders written confirmation that the five consecutive trading day average closing bid price equals or exceed 150% of the value of the exercise price of the warrants. The warrant holders shall have 10 business days to exercise the entire amount of the warrants pursuant to the agreement; should the warrant holders fail to exercise, the number of warrants outstanding as well as the exercise price are subject to adjustment.

                                                    INTERNATIONAL WIRELESS, INC.
                                                   (A Development Stage Company)

                                      NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE  14  -  Subsequent  events
             ------------------

     a.  Acquisition  agreement
         ----------------------
     On January 11, 2002, the Company acquired 100% of the issued and outstanding stock of Mitigo for an aggregate purchase price of 4,398,000 shares of the Company's common stock to be issued to the stockholders of Mitigo ("Sellers"). An aggregate of 2,998,006 were issued to the sellers at closing and 1,399,994 shares will be held in escrow. These escrow shares will be released to the Sellers pursuant to a formula based on net income for 2002 and 2003, as defined in the agreement. Any escrow shares not released to the Sellers, will be returned to the Company.

     The proforma unaudited condensed consolidated results of operations for the year ended December 31, 2001 as if the purchase of Mitigo, Inc. had occurred at the beginning of 2001 is as follows:

                Revenues                                 ----
                Operating  Expenses                 1,931,478
                                                   ----------
                Loss  from  Operations             <1,931,478>
                Other  Expenses                     3,118,667
                                                   ----------
                Net  Loss                          <5,050,145>
                                                   ==========
                Net Loss Per Common Share
                -------------------------
                Basic  and  Dilutive                  <$0.61>
                                                   ==========
                Weighted  Average  Common
                   Shares  Outstanding              8,275,472
                                                   ==========

     The proforma information does not purport to be indicative of what would have occurred had the acquisition of Mitigo, Inc. been completed as of January 1, 2001, or results which may occur in the future.


     b.  Settlement  Agreement
         ---------------------
     On February 19, 2002 the Company entered into a settlement agreement with a stockholder of the Company, whereby the stockholder is the holder of 133,332 warrants with an exercise price of $1.50 to purchase the Company's common stock. These warrants were assumed by the Company in connection with the Merger. The Company and the stockholder desire to settle any differences between them with reference to these warrants whereby the stockholder is granted the rights to exercise these warrants originally issued with an exercise price of $1.50 to an agreed price of $0.46 to purchase the Company's common stock.

     c.  Exercise  of  Warrants
         ----------------------
     During the first quarter 2002, warrants to purchase 807,500 shares of common stock were exercised at prices ranging from $0.40 to $0.75 resulting in proceeds of $345,900 to the Company.

     d.  Other  Matters
         --------------
     On December 12, 2001, the Company entered into an agreement with Origin to issue 100,000 post-Merger shares of the Company's common stock to Omar Rizvi, the former Chairman of the Board of Directors of Origin, for legal services rendered in connection with the Merger. In managements opinion, as a result of a subsequently discovered failure to disclose issues at the time of performance of the legal services, the Company cancelled the agreement and does not intend to issue the shares of common stock.

     On December 27, 2001, the Company entered into an employment agreement with Greg Laborde, then President and Chairman of the Board of Directors of Origin, whereby Mr. Laborde was to receive a salary of $78,000 plus an incentive bonus of 100,000 post-Merger shares for services rendered in connection with the Merger. Mr. Laborde would also receive up to a total of 400,000 options to purchase the Company's common stock with an exercise price of $1.00 per share subject to specified performance criteria: (i) based on Mr. Laborde arranging for equity financing including the exercise of the warrants held by the original Origin stockholders, and (ii) based on the Company meeting certain market capitalization targets within two years from the date of the Merger date, all as defined in the agreement. This agreement was due to expire December 31, 2003, and if termination was without cause, then the individual would be eligible for three months salary and immediate vesting of all options as noted above.

     It is the opinion of the Company's current management and Board of Directors that there were material omissions and false disclosures relating to a November 13, 2001 proxy filing of Origin. The proxy disclosed that on August 13, 2001 the Company contacted all of its warrant holders
     (representing approximately 1,900,000 warrants), and offered that in exchange for their agreement to exercise their warrants within 10 business days of the Company giving written notice that the five day average closing bid price of the Company's common stock equaled or exceeded 150% of the redemption price of their warrants, that agreeing to so accelerate their redemption their warrants would not be subject to adjustment otherwise required in the event of a recapitalization of the Company caused by a merger, acquisition or other similar reverse split ("Callability Clause"). However, the proxy failed to disclose that:

          - Mr. Laborde and Mr. Rizvi were the holders of 400,000 of these warrants with exercise prices of $.10 and $.20.
          - The actual warrant agreements held by Mr. Laborde and Mr. Rizvi received substantially different exercise rights than as represented in the proxy; their warrant agreements did not contain the Callability Clause.

Based on the information above and certain other actions of Mr. Laborde, and in accordance with the terms of his employment agreement, the Company terminated Mr. Laborde. It is the opinion of management that this termination was for cause whereby the salary, incentive bonus of 100,000 post-Merger shares and the 400,000 performance-based options would be rescinded. In addition, the Company believes that the 400,000 warrants held by Mr. Laborde and Mr. Rizvi were improperly amended and therefore has decided not to honor them. Furthermore, the Company will make a full disclosure with respect to all of the above matters in a Form 8-K.

     The Company believes that the actions taken satisfactorily resolve all matters discussed above. However, the Company cannot predict whether any further actions or claims may arise as a result of these matters. The financial statements do not include any adjustments that may be necessary relating to the payment of salary, issuance of common stock or options to Mr. Laborde or Mr. Rizvi.

                                                    INTERNATIONAL WIRELESS, INC.
                                                   (A Development Stage Company)

                                      NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE  14  -  Subsequent  events,   continued
             ------------------

     e.  Employment Agreement
         --------------------
     On March 29, 2002, effective as of May 1, 2002 the Company entered into an agreement with an individual in which he will become the President and Chief Executive Officer of the Company. The agreement has an initial term of three years and may be extended for an additional three year period by approval of the Board of the Directors. The agreement provides for the payment for a base salary, an incentive increment and the payment of a discretionary bonus by the Company. Future minimum payments to be made pursuant to this agreement are as follows:

                         For the
                       Year Ending
                       December 31,   Amount
                       ------------  --------
                       2002          $140,933
                       2003           285,350
                       2004           331,183
                       2005           142,334
                                     --------

                       Total         $899,800
                                     ========

     Pursuant to the terms of this agreement the Company issued options to purchase 1,500,000 shares of common stock which may be exercised on a cashless basis. The initial 250,000 options are exercisable as of May 1, 2002 at a price of $1.05 per common share throughout the term of the agreement. The balance of the options (1,250,000) are exercisable, upon the attainment of certain financial goals, as defined, at prices ranging from $1.05 to $2.25 per common share throughout the term of the agreement. If the financial goals are achieved, the Company will recognize compensation equal to the difference between the fair market value and the exercise price at the time the performance conditions are achieved. Issuance of the shares could result in substantial compensation expenses to the Company.

     The Company issued 100,000 shares of common stock to an individual, as a commission related to employment of the Company's Chief Executive Officer.

     f.  Consulting Agreements
         ---------------------
     During the period January 4, 2002 to March 31, 2002, four individuals rendered consulting services to the Company. Pursuant to the terms of the agreements the Company issued options to exercise 650,000 shares of common stock at exercise price of $.40 per common share. These options were exercisable, immediately. During the period options to purchase 557,500 shares of common stock were exercised and the Company realized total proceeds of $223,000.