Form 10QSB
period 2002-03-31
INTERNATIONAL WIRELESS INC
filed 2002-05-20
CIK 1084415

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 2002

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to _________

                        Commission File Number: 000-27045

                          INTERNATIONAL WIRELESS, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Maryland                                    36-4286069
      --------------------------------                    -------------------
     (State  or  other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                     Identification Number)


           120 Presidential Way Road, Woburn, Massachusetts 01801-1179
 -------------------------------------------------------------------------------
                  (Address  of  principal  executive  offices)

                                  781-939-7252
                           --------------------------
                           (Issuer's telephone number)

                                 Not applicable
               ---------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of Mary 20, 2002, the Company had 16,997,236 issued, and 15,597,242 outstanding shares of its $.009 par value common stock.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

Documents  incorporated  by  reference:  None.

                          INTERNATIONAL WIRELESS, INC.

                                      INDEX


PART  I.  FINANCIAL  INFORMATION

     Item 1. Condensed Financial Statements

          Condensed Consolidated Balance Sheet (Unaudited) - March 31, 2002

          Condensed Consolidated Statements of Operations (Unaudited) - For the Three Months Ended March 31, 2002 and 2001 and for the Period January 1, 2001 (Inception) Through March 31, 2002

          Statements of Cash Flows (Unaudited) - For the Three Months Ended March 31, 2002 and 2001 and for the Period January 1, 2001 (Inception) Through March 31, 2002

          Notes to Condensed Consolidated Financial Statements (Unaudited)

     Item  2.  Management's Discussion and Analysis or Plan of Operation


PART  II.  OTHER  INFORMATION

     Item  1.  Legal  Proceedings

     Item  2.  Changes  in  Securities  and  Use  of  Proceeds

     Item  3.  Defaults  Upon  Senior  Securities

     Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     Item  5.  Other  Information

     Item  6.  Exhibits  and  Reports  on  Form  8-K


SIGNATURES

                                     INTERNATIONAL WIRELESS, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)

                                             CONDENSED CONSOLIDATED BALANCE SHEET
                                                                     (UNAUDITED)

                                                                  March 31, 2002
--------------------------------------------------------------------------------




CURRENT ASSETS
--------------------------------------------------------
Cash and cash equivalents                                 $170,841
Marketable securities, at market
  value                                                     24,147
  Prepaid expenses                                         152,712
                                                          --------


       Total Current Assets                                         $  347,700

SOFTWARE, NET                                                        5,298,238
-------------
PROPERTY AND EQUIPMENT, Net                                             76,643
---------------------------                                         ----------


OTHER ASSETS
------------
  Loans receivable, related party                            6,720
  Security deposit                                          41,856
                                                          --------


      Total Other Assets                                                48,576
                                                                    ----------


      TOTAL ASSETS                                                  $5,771,157
                                                                    ==========

The accompanying notes are an integral part of these condensed financial statements

                                             INTERNATIONAL WIRELESS, INC. AND SUBSIDIARY
                                                           (A Development Stage Company)

                                                    CONDENSED CONSOLIDATED BALANCE SHEET
                                                                             (Unaudited)

                                                                          March 31, 2002
----------------------------------------------------------------------------------------


                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

CURRENT LIABILITIES
-------------------
  Accounts payable and accrued expenses                         $   402,483
  Loans payable                                                      10,000
  Notes payable, related party                                      118,080
  Current portion of capital lease obligations                       10,091
                                                                ------------


      Total Current Liabilities                                               $  540,654


OTHER LIABILITIES
-----------------
  Capital lease obligations, less current portion                                 22,419
                                                                              ----------


      TOTAL LIABILITIES                                                          563,073


STOCKHOLDERS' EQUITY
--------------------
  Preferred stock $.001 par value, 5,000,000 shares uthorized,
    none issued and outstanding                                          --
  Common stock, $.009 par value, 50,000,000 shares
    authorized; 15,001,410, issued and outstanding                  135,013
  Additional paid in capital                                     11,352,835
  Stock subscription receivable                                     (10,000)
  Deficit accumulated during development stage                   (6,269,764)
                                                                ------------


      TOTAL STOCKHOLDERS' EQUITY                                               5,208,084
                                                                              ----------


      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                                                $5,771,157
                                                                              ==========

   The accompanying notes are an integral part of these condensed financial statements

                                               INTERNATIONAL WIRELESS, INC. AND SUBSIDIARY
                                                             (A Development Stage Company)

                                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                               (Unaudited)

                            For the Three Months ended March 31, 2002 and 2001 and for the
                                 Period January 1, 2001 (Inception) Through March 31, 2002
------------------------------------------------------------------------------------------


                                                                             For the Period
                                                                                September
                                                                                27, 2000
                                                                               (Inception)
                                                         Three Months           through
                                                         Ended March 31,        March 31,
                                                  --------------------------  ------------
                                                      2002          2001          2002
                                                  ------------  ------------  ------------
OPERATING EXPENSES
------------------
General and administrative expenses               $ 1,802,615      $141,822    $3,079,261

                                                  ------------  ------------  ------------

      TOTAL OPERATING EXPENSES                      1,802,615       141,822     3,079,261
                                                  ------------  ------------  ------------

OTHER EXPENSES
-------------
Interest expenses, net                                  3,174         1,365        12,028
Unrealized loss on sale of marketable securities       71,337     2,284,411     1,643,115
Loss on sale of marketable securities                      --            --     1,535,360
                                                  ------------  ------------  ------------

TOTAL OTHER EXPENSES                                   74,511     2,285,776     3,190,503
                                                  ------------  ------------  ------------

        NET LOSS                                  $(1,877,126)  $(2,427,598)  $(6,269,764)
                                                  ------------  ------------  ------------

NET LOSS PER COMMON SHARE-
--------------------------
 BASIC AND DILUTED                                $     (0.14)  $     (0.54)
------------------

WEIGHTED AVERAGE COMMON SHARES
-------------------------------
  OUTSTANDING                                      13,507,833     4,476,611
                                                  ============  ============

     The accompanying notes are an integral part of these condensed financial statements

                                              INTERNATIONAL WIRELESS, INC. AND SUBSIDIARY
                                                            (A Development Stage Company)

                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                              (Unaudited)

                           For the Three Months ended March 31, 2002 and 2001 and for the
                                Period January 1, 2001 (Inception) Through March 31, 2002
-----------------------------------------------------------------------------------------

                                                                            For the Period
                                                                              September
                                                                               27, 2000
                                                                              (Inception)
                                                        Three Months           through
                                                        Ended March 31,        March 31,
                                                 --------------------------  ------------
                                                     2002          2001          2002
                                                 ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                         $(1,877,126)  $(2,427,598)  $(6,269,764)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                    224,448           599       237,313
    Loss on disposal of fixed assets                  12,250            --        12,250
    Stock-based compensation                         926,693        33,947     1,399,667
    Unrealized loss on marketable securities          71,337     2,284,411     1,643,115
    Loss on sale of marketable securities                 --            --     1,535,360
  Changes in operating assets and liabilities:
    Prepaid expenses                                  11,405            --      (152,712)
    Security deposit                                      --       (41,856)      (41,856)
    Accounts payable and accrued expenses            142,890        10,521       314,141
                                                 ------------  ------------  ------------

      TOTAL ADJUSTMENTS                            1,389,023     2,287,622     4,947,278

        NET CASH USED IN OPERATING
          ACTIVITIES                                (488,103)     (139,976)   (1,322,486)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of marketable securities             --            --       202,892
  Purchases of property and equipment                 (8,092)       (9,460)      (49,168)
  Repayments (advances) under loans receivable
     to related parties                               39,699      (108,000)     (263,216)
                                                 ------------  ------------  ------------

        NET CASH PROVIDED BY (USED IN)
          INVESTING ACTIVITIES                   $    31,607   $  (117,460)  $  (109,492)

   The accompanying notes are an integral part of these condensed financial statements

                                     INTERNATIONAL WIRELESS, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)

                                   CONDENSED STATEMENTS OF CASH FLOWS, Continued
                                                                     (Unaudited)

                  For the Three Months ended March 31, 2002 and 2001 and for the
                       Period January 1, 2001 (Inception) Through March 31, 2002
--------------------------------------------------------------------------------

                                                                   For the Period
                                                                      September
                                                                      27, 2000
                                                                     (Inception)
                                                    Three Months      through
                                                    Ended March 31,   March 31,
                                                -------------------  -----------
                                                  2002       2001       2002
                                                ---------  --------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Net (repayment) proceeds from notes payable,
    related party                               $(28,750)  $163,285  $  118,080
  Payments on capital lease obligations           (2,196)        --      (7,529)
  Net Proceeds from issuance of common stock     603,973     95,300   1,492,268
                                                ---------  --------  -----------

      NET CASH PROVIDED BY FINANCING
        ACTIVITIES                               573,027    258,585   1,602,819
                                                ---------  --------  -----------

      NET INCREASE IN CASH AND CASH
        EQUIVALENTS                             $116,531     $1,149    $170,841

CASH AND CASH EQUIVALENTS - Beginning             54,310   $     --  $       --
-------------------------------------           ---------  --------  -----------

CASH AND CASH EQUIVALENTS - Ending              $170,841   $  1,149  $  170,841
----------------------------------              ========   ========  ===========

The accompanying notes are an integral part of these condensed financial statements

                                     INTERNATIONAL WIRELESS, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


NOTE  1  -  Basis  of  Presentation
            -----------------------

     Basis  of  Presentation
     -----------------------
     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the International Wireless, Inc. ("the Company") annual report on Form 10-KSB for the year ended December 31, 2001.


NOTE  2  -  Description  of Business, Going Concern Uncertainty and Management's
            --------------------------------------------------------------------
Plans
-----

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

                                     INTERNATIONAL WIRELESS, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


NOTE  2  -  Description  of Business, Going Concern Uncertainty and Management's
            --------------------------------------------------------------------
Plans,continued
---------------

     Acquisition  Agreement
     ----------------------
     On January 11, 2002, the Company acquired 100% of the issued and outstanding stock of Mitigo Inc ("Mitigo") for an aggregate purchase price of 4,398,000 shares of the Company's common stock to be issued to the stockholders of Mitigo ("Sellers"). An aggregate of 2,998,006 shares were issued to the sellers at closing and 1,399,994 shares are held in escrow. These escrow shares will be released to the Sellers pursuant to a formula based on net income for 2002 and 2003, as defined in the agreement. Any escrow shares not released to the Sellers, will be returned to the Company.

     The allocation of the purchase price was as follows

                                                             Fair Value Per
                                                   Shares         Share       Fair Value
Common Stock (a) (b)                              2,998,006          1.76     $ 5,276,491
                                                                              -----------
Total Purchase Price                                                          $ 5,276,491
                                                                              ===========

Fair value of net assets acquired
---------------------------------
Property and equipment                                       $        3,989
Software (C)                                                      5,518,998
Liabilities assumed                                                (246,496)
                                                             ---------------

Fair value of indentifiable net assets acquired                                 5,276,491

Goodwill                                                                               --
                                                                              -----------

                                                                                5,276,491
                                                                              ===========

(a)  based  upon  average  of  five  day  close  price  from  the  acquisition  date.

(b)  Does  not  include  1,399,994  shares  held  in  escrow
(C)  Software  is  being  amortized  over  5  years

                                     INTERNATIONAL WIRELESS, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)

             NOTES TO CONSOLIDATED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


NOTE  2  -  Description  of Business, Going Concern Uncertainty and Management's
            --------------------------------------------------------------------
Plans,continued
---------------


     Going  Concern  Uncertainty  and  Management's  Plans
     -----------------------------------------------------
     As shown in the accompanying financial statements, the Company incurred a net loss of $1,877,126 during the three months ended March 31, 2002 resulting in a deficit accumulated during the development stage of $6,269,764. Management's plans include the raising of capital, seeking out additional companies to acquire and generating revenue through the sale of the Mitigo software. Failure to raise capital, acquire additional companies or generate revenue may result in the Company depleting its available funds, not, being able to fund its investment pursuits and cause it to curtail or cease operations. Additionally, even if the Company does raise sufficient capital, acquire additional companies or generate revenue, there can be no assurances that the net proceeds or the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

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


     New Accounting Pronouncements
     -----------------------------
     In July 2001, the Financial Accounting Standards Boars ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of- interests method. SFAS No. 142 requires, among other things, the use of a non- amortization approach for purchased goodwill and certain intangibles. Under a non- amortization approach, goodwill and ceratin intangibles will not be amortized in earnings, but instead will be reviewed for impairment at least annually.

     In  August  2001,  the  FASB  issued  SFAS  No.  144,  "Accounting  for the
     Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairement of Long-lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 but sets forth new criteria for asset classification and broadens the scope of qualifying discontinued operations.

     The Company implemented these standards effective January 1, 2002 and they did not have a material effect on the consolidated financial statements.



NOTE  3  -  Stockholders'  Equity
            ---------------------

     During the three months ended March 31, 2002 the Company issued 10,000 shares of the Company's common stock to a consultant for services provided. Stock based compensation expense of $15,000 was recorded during the three months ended March 31, 2002 in connection with this issuance.

     During the three months ended March 31, 2002, the Company issued 100,000 shares of the Company's common stock to an individual, as a commission related to employment of the Company's Chief Executive Officer. Stock based compensation expense of $150,000 was recorded during the three months ended March 31, 2002 in connection with this issuance.

                                     INTERNATIONAL WIRELESS, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


NOTE  3  -  Stockholders'  Equity,  continued
            ---------------------

     During the three months ended March 31, 2002, the Company issued 6,500 shares of common stock in exchange for 27,562 shares of common stock of Telehublink, Inc. The difference between the value of the Company's common stock exchanged for Telehublink, Inc common stock at the date of exchange was $8,065 which was recorded as stock based compensation expense for the three months ended March 31, 2002.

     During the three months ended March 31, 2002, the Company issued 26,000 shares of common stock as payment of a bridge loan payable and accrued interest of approximately $13,000. The difference between the value of the common stock and the principal and interest paid was $62,400 which was recorded as stock based compensation expense for the three months ended March 31, 2002.

     During the three months ended March 31, 2002, the Company received proceeds of $143,073 from stock subscriptions receivables relating to issuance of common stock during 2001.


NOTE  4  -  Stock  Options
            --------------

     During the three months ended March 31, 2002, the Company issued options to consultants to purchase 650,000 shares of common stock at an exercise price of $.40 per common share. These options vest immediately and expire after six months. These options had a fair value of $637,875, calculated using the Black Scholes options pricing model which was recorded as stock based compensation for the three months ended March 31, 2002. During the three month period March 31, 2002, 387,500 of these options were exercised and the Company realized total proceeds of $155,000.

     On April 18, 2002, the Company granted options to purchase 100,000 shares of the Company's common stock pursuant to a letter agreement and a stock option agreement with a law firm whereby a portion of the legal services provided will be paid by the issuance of these options. These options will have an initial exercise price of $1.00, for options which vest prior to October 15, 2002, and for options which vest after October 15, 2002, the exercise price shall be the average closing price of the common stock for the 30 day trading days ending October 15, 2002. These options will be earned and shall vest based on a value of $0.40 per option and will expire five years from the date of grant.



NOTE  5  -  Warrants
            --------

     Exercise  of  Warrants
     ----------------------
     During the three months ended March 31, 2002, an aggregate of 757,500 warrants were exercised for an aggregate of $335,900 at exercise prices ranging from $0.40 to $0.75 per warrant in exchange for 757,500 shares of the Company's common stock. The Company realized cash proceeds of $305,900 converted a loan payable of $20,000 and recorded a stock subscription receivable in the amount of $10,000.

                                     INTERNATIONAL WIRELESS, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


NOTE  5  -  Warrants,  continued
            --------

     Adjustment  of  Warrants
     ------------------------
     Certain warrants of the Company are subject a clause whereby the warrants are not exercisable until the Company sends the warrant holders written confirmation that the five consecutive trading day average closing bid price equals or exceed 150% of the value of the exercise price of the warrants. The warrant holders shall have 10 business days to exercise the entire amount of the warrants pursuant to the agreement; should the warrant holders fail to exercise, the number of warrants outstanding as well as the exercise price are subject to adjustment. During the three months ended March 31, 2002, certain warrant holders did not exercise there warrants after receiving written confirmation and therefore the total outstanding warrants of the Company was reduced by 81,601.

     Settlement  Agreement
     ---------------------
     On February 19, 2002 the Company entered into a settlement agreement with a holder of a warrant to purchase 133,332 shares of the Company's common stock with an exercise price of $1.50 per share. The holder had records showing that he had ownership rights to additional warrants not recorded on the Company's books at the time of the reverse merger with Origin in December, 2001. In settlement the parties agreed to cancel all other warrants of the holder in return for reducing the exercise price on the warrant from $1.50 to $0.46 to per share.


NOTE  6  -  Commitments  and  Contingencies
            -------------------------------

     Related  Party  Licensing  agreement
     ------------------------------------
     On January 10, 2002, Mitigo entered into a licensing agreement with Cobblestone Software, Inc ("Cobblestone") whereby Cobblestone granted Mitigo exclusive license to its intellectual property rights relating to, among other things, decoding visibly encoded public-domain symbols for use in mobile commerce. In consideration for the license granted, Mitigo paid Cobblestone $5,000 upon execution of the agreement and an additional $25,000 will be due September 1, 2002 and $50,000 will be due September 1, 2003 and each year thereafter. Mitigo may elect however at its sole discretion to cede back certain intellectual property rights whereby the payment due subsequent to such election and each year thereafter would remain at $25,000. Cobblestone is owned by the Chief Technology Officer of the Mitigo and a relative of the Chief Technology Officer.

                                     INTERNATIONAL WIRELESS, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


NOTE  7  -  Subsequent  events
            ------------------

     Employment  Agreement
     ---------------------
     On March 29, 2002, effective as of May 1, 2002 the Company entered into an agreement with an individual in which he will become the President and Chief Executive Officer of the Company. The agreement has an initial term of three years and may be extended for an additional three year period by approval of the Board of the Directors. The agreement provides the payment for a base salary, an incentive increment and the payment of a discretionary bonus by the Company. Future minimum payments to be made pursuant to this agreement are as follows:

                      For the
                    Year Ending
                     December 31,         Amount
                        2002           $  140,933
                        ----           -----------
                        2003              285,350
                        2004              331,183
                        2005              142,334
                                       -----------
                        Total          $  899,800
                                       ===========

     Pursuant to the terms of this agreement the Company issued options to purchase 1,500,000 shares of common stock which may be exercised on a cashless basis. The initial 250,000 options are exercisable as of May 1, 2002 at a price of $1.05 per common share throughout the term of the agreement. The balance of the options (1,250,000) are exercisable, upon the attainment of certain financial goals, as defined, at prices ranging from $1.05 to $2.25 per common share throughout the term of the agreement. If the financial goals are achieved, the Company will recognize compensation equal to the difference between the fair market value and the exercise price at the time the performance conditions are achieved. Issuance of the shares would result in substantial compensation expenses to the Company.

     Operating  lease
     ----------------
     During May 2002, the Company entered into a noncancelable operating lease for additional space at their corporate headquarters. This lease is due to commence on July 1, 2002 with initial rental payments of $79,575 per annum plus expenses increasing to $91,560 per annum plus expenses through the termination date of July 2005.

     Warrants and Options
     -------------------
     During the second quarter 2002, warrants to purchase 183,332 shares of common stock were exercised at prices ranging from $0.40 to $0.46 per share resulting in proceeds of $81,333 to the Company.

     During the second quarter 2002, options to purchase 412,500 shares of common stock were exercised at prices ranging from $0.40 to $0.46 per share resulting in proceeds of $174,000 to the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

The interim financial statements have been prepared by International Wireless, Inc. and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the most recent annual financial statements included in the Company's Form 10-KSB for the year ended December 31, 2001, have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the December 31, 2001 financial statements, the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the full fiscal year.

The Company's auditors in the most recent annual financial statements included in the Company's Form 10-KSB for the year ended December 31, 2001 have issued a going concern opinion. The Company's auditors have reported that the Company has suffered recurring net operating losses and has a current ratio deficit that raises substantial doubt about our Company's ability to continue as a going concern. Additionally even if the Company does raise sufficient capital, acquire additional companies or generate revenues, there can be no assurances that the net proceeds or the revenues will be sufficient to enable it to develop the business to a level where it will generate profits and cash flows from operations.

The Company is in the development stage and to date, has not generated any revenues from operation. The Company intends to fund its operations and other capital needs for the next 12 months substantially from proceeds from additional private or public offerings of equity and/or from debt financing, but there can be no assurance that such funds will be sufficient for these purposes. In addition, there can be no assurance that such financing will be available, or that such financing will be available on acceptable terms.

Overview:

International Wireless, Inc. (the "Company") was incorporated in the State of Maryland on April 6, 1999 as Origin Investment Group, Inc. ("Origin"). On December 27, 2001, the Company went through a reverse merger with International Wireless, Inc., a Delaware corporation ("International Wireless"). Thereafter on January 2, 2002, the Company changed its name from Origin to our current name, International Wireless, Inc.

The Company was originally formed as a non-diversified closed-end management investment company, as those terms are used in the Investment Company Act of 1940 ("1940 Act"). The Company at that time elected to be regulated as a business development company under the 1940 Act. The Company's original investment strategy had been, since inception, to invest in a diverse portfolio of private companies that in some way build the Internet infrastructure by offering hardware, software and/or services which enhance the use of the Internet. On December 7, 2001, the Company held a special meeting of its shareholders in accordance with a filed Form DEF 14A with the Securities and Exchange Commission whereby the shareholders voted on withdrawing the Company from being regulated as a business development company and thereby no longer be subject to the Investment Company Act of 1940 and to effect a one-for-nine reverse split of its total issued and outstanding common stock. On December 14, 2001 the Company filed a Form N-54C with the Securities and Exchange Commission formally notifying its withdrawal from being regulated as a business development company. The purpose of the withdrawal of the Company from being regulated as a business development company and the one-for-nine reverse split of its total issued and outstanding common stock was to allow the Company to merge on December 27, 2001, through a reverse merger to acquire all the outstanding shares of International Wireless. Under the said reverse merger, the former Shareholders of International Wireless ended up owning a 88.61% interest in the Company. Thereafter on January 2, 2002, the Company changed its name from Origin to our current name, International Wireless, Inc.

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

Principal  products  and  services:

Mitigo is in the business of developing visual intelligence software solutions for wireless and mobile devices. Mitigo software decodes barcodes and other visual symbols in mobile handsets and Personal Data Assistants ("PDAs") that have integrated digital cameras. This capability enables mobile devices to conduct rapid mobile transactions and pinpoint navigation to multimedia content and information. The Company believes that the Mitigo technology significantly improves the usability and functionality of mobile devices helping overcome user interface barriers to mobile transactions and commerce. The Company currently has no other products or services.

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

Mitigo's exclusive licensed software technology helps solve a barrier to mobile commerce by enabling a mobile handset equipped with a simple digital camera to also function as a bar code reader. The technology does not require an advanced wireless network infrastructure such as 3G to operate, and is functional across any of the wireless formats currently supported by handset manufacturers and carriers. The Company believes that its technology can be of value to telecom companies in its potential to enhance revenue opportunities. By making it easier for consumers using mobile phones to perform more transactions with their devices, the Company believes that the mobile carriers will be able to earn additional revenues from the sale of goods and services through the devices.

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

Mitigo's technology decodes using a digital image of a bar code that can be captured by a digital camera. Mitigo does not employ laser scanning of any kind to decode bar codes, as laser technology is presently not suitable for consumer devices due to cost, energy consumption, physical size constraints, bar code format constraints, etc. Mitigo's solution is software only. The Mitigo software uses the digital camera, processor and storage capabilities of the handset that are already present. As such, the Company believes Mitigo's software solution is a cost effective way to add functionality into a mobile handset or PDA.

CodePoint  -  Version  1.0:

Now in beta form, Mitigo's bar code processing software, version 1.0, is designed to decode 1D and 2D bar codes and support a variety of handheld devices, including mobile phones, bar code readers, and PDAs. The software recognizes, decodes and processes bar code images (bitmaps) generated by consumer-grade CMOS image sensors. The software also acts as an operating system to control sensing of bar codes in digital images and will include an API to interface with the operating environment resident in the host device. This software is Mitigo's primary offering and the Company believes to offer superior performance for bar code sensing and decoding when compared to other commercially available software programs. Mitigo has optimized the software to work inside of a consumer-grade CMOS digital camera. Other solutions on the market require higher cost CCD or more expensive CMOS chips to function. The Company believes that its Mitigo solution is the lowest cost, best performing solution for consumer applications.

The Company's initial focus is on licensing our bar code processing software to mobile handset manufacturers and makers of PDAs. The Company plans to also license their decoding technology to device manufacturers, including bar code reader manufacturers. As part of its strategy, the Company plans to support all major mobile and wireless operating systems with their product set. The Company is on schedule to ship Version 1.0 of the software in the 2nd quarter of 2002.

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions are eliminated at consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

Plan  of  Operation:

The Company plans to support the mobile telephone/Internet convergence market by enabling mobile-commerce and e-commerce from print-based bar codes. It plans to license its software to device manufacturers, including producers of mobile handsets, PDAs and other devices. As part of its strategy, the Company plans to support all major mobile and wireless operating systems with their product set. The Company is on schedule to ship Version 1.0 of its software in the 2nd quarter of 2002.

The Company plans to pursue multiple opportunities in licensing its CodePoint product family into various channels. A primary sales channel is the enterprise mobile computing area where a growing number of organizations are looking to utilize visual symbol reading to streamline business processes, update supply chain databases, equip field sales and support employees and other users in the mobile workforce. An additional opportunity for the Company is in the form of security related products. The CodePoint product family can have applicability in law enforcement, building, property, and other security applications.

The Company in addition is pursuing licensing the CodePoint software into mobile devices such as handsets through manufacturers of mobile handsets and operating systems developers.


                           PART II. OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGSS

None

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

Acquisition  Agreement
----------------------

On January 11, 2002, the Company acquired 100% of the issued and outstanding stock of Mitigo Inc. ("Mitigo") for an aggregate purchase price of 4,398,000 shares of the Company's common stock issued to the stockholders of Mitigo ("Sellers"). An aggregate of 2,998,006 shares were issued to the sellers at closing and 1,399,994 shares are held in escrow. These escrow shares are to be released to the Sellers pursuant to a formula based on net income for 2002 and 2003, as defined in the agreement. Any escrow shares not released to the Sellers, will be returned to the Company.

Sales  of  Equity  Securities
-----------------------------

During the three months ended March 31, 2002 the Company issued 10,000 shares of the Company's common stock to a consultant for services provided. Stock based compensation expense of $15,000 was recorded during the three months ended March 31, 2002 in connection with this issuance.

During the three months ended March 31, 2002, the Company issued 100,000 shares of the Company's common stock to an individual, as a commission related to employment of the Company's Chief Executive Officer. Stock based compensation expense of $150,000 was recorded during the three months ended March 31, 2002 in connection with this issuance.

During the three months ended March 31, 2002, the Company issued 6,500 shares of common stock in exchange for 27,562 shares of common stock of Telehublink, Inc. The difference between the value of the Company's common stock exchanged for Telehublink, Inc common stock at the date of exchange was $8,065 which was recorded as stock based compensation expense for the three months ended March 31, 2002.

During the three months ended March 31, 2002, the Company issued 26,000 shares of common stock as payment of a bridge loan payable and accrued interest of approximately $13,000. The difference between the value of the common stock and the principal and interest paid was $62,400 which was recorded as stock based compensation expense for the three months ended March 31, 2002.

Settlement  Agreement
---------------------

On February 19, 2002 the Company entered into a settlement agreement with a holder of a warrant to purchase 133,332 shares of the Company's common stock with an exercise price of $1.50 per share. The holder had records showing that he was promised additional warrants not recorded on the Company's books at the time of the reverse merger with Origin in December, 2001. In settlement the parties agreed that the holder was entitled to no more than the recorded 133,332 shares of the Company's stock in return for reducing the exercise price on the warrant from $1.50 to $0.46 to per share.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

ITEM  5.  OTHER  INFORMATION

None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)       Exhibits:

(b)       Reports  on  Form  8-K:

          Three  Months  Ended  March  31,  2002

     The Company filed a Form 8-K on January 17, 2002 relating to the January 11, 2002 acquisition of Mitigo, Inc. by the Company for a total of 4,398,000 shares of the Company, 2,998,006 shares at closing and 1,399,994 shares held in escrow.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          INTERNATIONAL WIRELESS, INC.
                          ----------------------------
                                  (Registrant)






Date:  May 20, 2002                          By: /s/  GRAHAM PAXTON
                                             --------------------------------
                                                 Graham  Paxton
                                                 President  and  Chief
                                                 Executive  Officer
                                                 (Duly  Authorized
                                                 Officer)




Date:  May 20, 2002                          By: /s/  ADAM COGLEY
                                             ---------------------------------
                                                 Adam  Cogley
                                                 Chief  Financial  Officer
                                                 (Principal  Financial
                                                 and  Accounting  Officer)