Form 10QSB
period 2002-06-30
INTERNATIONAL WIRELESS INC
filed 2002-08-19
CIK 1084415

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 19, 2002, the Company had 17,288,267 issued, and 15,888,273 outstanding shares of its $.009 par value common stock.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

Documents  incorporated  by  reference:  None.

                          INTERNATIONAL WIRELESS, INC.

                                      INDEX


PART  I.  FINANCIAL  INFORMATION

     Item 1. Condensed Financial Statements

          Condensed Balance Sheets (Unaudited) - June 30, 2002 and December 31, 2001

          Statements of Operations (Unaudited) - For the Three Months Ended June 30, 2002 and 2001, for the Six Months Ended June 30, 2001 and 2001, and for the Period Septemner 27, 2000 (Inception) through June 30, 2002

          Statements of Cash Flows (Unaudited) - For the Six Months Ended June 30, 2002 and 2001 and for the Period September 27, 2000 (Inception) through June 30, 2002

          Notes to Unaudited Consolidated Financial Statements

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

     Item  3.  Defaults  Upon  Senior  Securities

     Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     Item  5.  Other  Information

     Item  6.  Exhibits  and  Reports  on  Form  8-K


SIGNATURES

ITEM 1. FINANCIAL STATEMENTS

                   INTERNATIONAL WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                             June 30, 2002     December 31, 2001
                                              (Unaudited)          (Audited)
                                              ------------     -----------------
CURRENT ASSETS
   Cash and cash Equivalents                    $   32,443             $ 54,310
   Marketable securities, at market values          24,147               93,279
   Prepaid expenses                                131,189              164,117
                                                ----------             --------
        Total Current Assets                       187,779              311,706

SOFTWARE, net                                    5,077,478                  -
PROPERTY AND EQUIPMENT, net                         92,419               74,300

OTHER ASSETS
   Loans receivable, related parties                 6,753              292,915
   Security deposits                                39,454               41,856
                                                ----------             --------
                                                    46,207              334,771
                                                ----------             --------

TOTAL ASSETS                                    $5,403,883             $720,777
                                                ==========             ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses          $598,334             $260,593
   Loans payable                                       -                 42,000
   Notes payable, related parties                  122,385              146,830
   Current portion of capital
     lease obligations                               7,986                7,986
                                                ----------             --------
      Total Current Liabilities                    728,705              457,409

LONG-TERM LIABILITIES
   Capital lease obligations,
     less current portion                           17,108               20,520

    STOCKHOLDERS EQUITY
       Preferred stock $.001 par value,
        5,000,000 shares authorized,
        none issued and outstanding                    -                    -
       Common stock, $.009 par value,
        50,000,000 shares authorized;
        15,585,419 and 10,715,904 issued and
        outstanding                                140,269               96,443
      Paid-in-capital                           11,865,895            4,682,116
      Subscription receivable                          -               (143,073)
      Deficit accumulated
       during development stage                 (7,348,094)          (4,392,638)
                                                ----------           ----------

TOTAL STOCKHOLDERS' EQUITY                       4,658,070              242,848
                                                ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $5,403,883           $  720,777
                                                ==========           ==========

   The accompanying notes are an integral part of these financial statements.

                   INTERNATIONAL WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)


                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                            Three Months Ended
                                                                 June 30,
                                                            2002          2001
                                                      --------------------------
OPERATING EXPENSES
   General and administrative expenses                 $  849,347      $165,002
   Depreciation and amortization                          225,733           599

      Total Operating Expenses                          1,075,080       165,601

OTHER EXPENSES
   Unrealized loss on sale of marketable securities           -             -
   Loss on sale of marketable securities                      -             -
   Interest expense                                         3,250         1,365
                                                      -----------      --------

     Total Other Expenses                                   3,250         1,365
                                                      -----------      --------

   NET LOSS                                            $1,078,330      $166,966
                                                      ===========      ========

NET LOSS PER COMMON SHARE -
   BASIC AND DILUTED                                   $   (0.06)      $    -
                                                      ===========      ========

   The accompanying notes are an integral part of these financial statements.

                   INTERNATIONAL WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      STATEMENTS OF OPERATIONS (UNAUDITED)




                                                                                  For the Period
                                                                                September 27, 2000
                                                          Six Months Ended          (Inception)
                                                               June 30                through
                                                         2002           2001       June 30, 2002
                                                    -------------------------      -------------
OPERATING EXPENSES
   General and administrative expenses              $2,427,514     $  306,225         $3,698,265
   Depreciation and amortization                       450,181          1,198            456,076
                                                    ----------     ----------         ----------

      Total Operating Expenses                       2,877,695        307,423          4,154,341

OTHER EXPENSES
   Unrealized loss on sale of marketable securities     71,337      2,284,411          1,643,115
   Loss on sale of marketable securities                   -              -            1,535,360
   Interest expense                                      6,424          2,730             15,278
                                                    ----------     ----------         ----------

     Total Other Expenses                               77,761      2,287,141          3,193,753
                                                    ----------     ----------         ----------

   NET LOSS                                         $2,955,456     $2,594,564         $7,348,094
                                                    ==========     ==========         ==========

NET LOSS PER COMMON SHARE -
   BASIC AND DILUTED                                $    (0.20)    $    (0.44)
                                                    ==========     ==========

WEIGHTED AVERAGE SHARES
    OUTSTANDING                                     14,505,055      5,911,197
                                                    ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                   INTERNATIONAL WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                              For the Period
                                                                                                 September
                                                              Six Months Ended                  27, 2000
                                                                  June 30                      (Inception)
                                                                                                 through
                                                             2002              2001           June 30, 2002
                                                       ----------------------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                          $(2,955,456)      $(2,594,564)            $(7,348,094)

   Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                   450,181             1,198                 463,046
          Loss on disposal of fixed asset                   3,075                                     3,075
          Stock based compensation                      1,184,676                                 1,657,650
          Unrealized loss on marketable securities         71,337         2,284,411               1,643,115
          Loss on sale of marketable securities               -                 -                 1,535,360
   Changes in operating assets and liabilities
          Prepaid expenses                                 32,928               -                  (131,189)
          Security deposit                                  2,402           (41,856)                (39,454)
          Accounts payable and accrued expenses           337,741            62,592                 598,334
                                                      -----------       -----------             -----------

NET CASH USED IN OPERATING ACTIVITIES                    (873,116)         (288,219)             (1,618,157)
CASH FLOWS FROM INVESTING
   ACTIVITIES
   Proceeds from sale of marketable securities                -                 -                   202,892
   Purchase of Office Equipment                           (32,060)          (41,856)                (73,136)
   Repayment (advances) under loan receivable              39,699          (184,389)               (253,216)
                                                      -----------       -----------             -----------

NET CASH PROVIDED BY (USED IN)
             INVESTING ACTIVITIES                           7,639          (226,255)               (123,460)

CASH FLOWS PROVIDED BY (USED IN)
    FINANCING ACTIVITIES
   Proceeds from common stock issuance                    871,467           205,280               1,905,190
   Net (repayment) proceeds from note payable,
       related party                                      (24,445)          302,396                (122,385)
   Repayment of capital lease obligations                  (3,412)              -                    (8,745)

NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                             843,610           507,676               1,774,060
                                                      -----------       -----------             -----------
NET (DECREASE) INCREASE IN CASH                           (21,867)           (6,798)                 32,443
CASH AND CASH EQUIVALENTS -
    Beginning                                              54,310               -                       -
                                                      -----------       -----------             -----------
CASH AND CASH EQUIVALENTS -
    Ending                                             $   32,443         $  (6,798)             $   32,443
                                                      ===========       ===========             ===========

   The accompanying notes are an integral part of these financial statements.

                   INTERNATIONAL WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1    BASIS OF PRESENTATION
          ---------------------

          The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the International Wireless, Inc. ("the Company") annual report on Form 10-KSB for the year ended December 31, 2001. NOTE 2 DESCRIPTION OF BUSINESS, GOING CONCERN UNCERTAINTY AND MANAGEMENT'S PLANS

          THE COMPANY AND NATURE OF BUSINESS
          ----------------------------------

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

          REVERSE MERGER
          --------------

          On December 27, 2002, Origin Investment Group, Inc. ("Origin") acquired all of the Company's outstanding common stock by the issuance of 9,495,014 shares of $.009 par value common stock ("the Merger"). Simultaneously, Origin changed its name to International Wireless, Inc. and effected a one-for-nine reverse stock split, which reduced Origin's outstanding shares of common stock from 10, 985,565 to 1,220,890. In connection with the Merger, the Company became a wholly owned subsidiary of Origin and the Company's officers and directors replaced Origin's officers and directors. Prior to the Merger, Origin was a non-operating "shell" corporation. Pursuant to Securities and Exchange Commission rules, the Merger of a private operating company (International Wireless, Inc.) into a non-operating public shell corporation with nominal net assets (Origin) is considered a capital transaction. Accordingly, for accounting purposes, the Merger has been treated as an acquisition of Origin by the Company and a recapitalization of the Company. The historical financial statements prior to December 27, 2001 are those of the Company.

          ACQUISITION AGREEMENT
          ---------------------

          On January 22, 2002, the Company acquired 100% of the issued and outstanding stock of CodePoint, Inc. ("CodePoint"), formerly known as Mitigo, Inc., for an aggregate purchase price of 4,398,000 shares of the Company's common stock to be issued to the stockholders of CodePoint ("Sellers"). An aggregate of 2,998,006 shares were issued to the sellers at closing and 1,399,994 shares are held in escrow. These escrow shares will be released to the Sellers pursuant to a formula based on net income for 2002 and 2003, as defined in the agreement. Any escrow shares not released to the Sellers, will be returned to the Company. 5

                  INTERNATIONAL WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)


NOTE 2    DESCRIPTION OF BUSINESS, GOING CONCERN UNCERTAINTY AND MANAGEMENTS
          ------------------------------------------------------------------
          PLANS (Continued)
          -----------------

          ACQUISITION AGREEMENT (Continued)
          ---------------------------------

          The allocation of the purchase price was as follows:
                                                     Fair Value Par
                                           Shares       Share          Fair Value
         Common Stock (a) (b)                2,998,006          1.76        $5,276,491
                                                                            ----------

         Total Purchase Price                                               $5,276,491
                                                                            ==========
         Fair value of net assets acquired
         ---------------------------------

         Property and equipment                           $    3,989
         Software (c)                                      5,518,998
         Liabilities assumed                                (246,496)

         Fair value of identifiable net assets acquired                      5,276,491

         Goodwill                                                                  -
                                                                             ---------

                                                                            $5,276,491
                                                                            ==========

         Footnotes
         ---------
(a)      based upon average of five day close price from the acquisition date.
(b)      Does not include 1,399,994 shares held in escrow
(c)      Software is being amortized over 5 years

          GOING CONCERN UNCERTAINTY AND MANAGEMENT'S PLANS
          ------------------------------------------------

          As shown in the accompanying financial statements, the Company incurred a net loss of $2,955,456 during the six months ended June 31, 2002 resulting in a deficit accumulated during the development stage of $7,348,094. Management's plans include the raising of capital, seeking out additional companies to acquire and generating revenue through the sale of CodePoint software. Failure to raise capital, acquire additional companies or generate revenue may result in the Company depleting its available funds, not, being able to fund its investment pursuits and cause it to curtail or cease operations. Additionally, even if the Company does raise sufficient capital, acquire additional companies or generate revenue, there can be no assurances that the net proceeds or the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

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

                   INTERNATIONAL WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)


NOTE 2    DESCRIPTION OF BUSINESS, GOING CONCERN UNCERTAINTY AND MANAGEMENT'S
          -------------------------------------------------------------------
          PLANS (Continued)
          -----------------

          NEW ACCOUNTING PRONOUNCEMENTS
          -----------------------------

          In July 2001, the Financial Accounting Standards Boars ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. SFAS No. 142 requires, among other things, the use of a non-amortization approach for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized in earnings, but instead will be reviewed for impairment at least annually.

          In August 2001, the FASB issued SFAS NO. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived assets to Be Disposed Of." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 but sets forth new criteria for asset classification and broadens the scope of qualifying discontinued operations.

          The Company implemented these standards effective January 1, 2002 and they did not have a material effect on the consolidated financial statements.

NOTE 3    STOCKHOLDERS' EQUITY
          --------------------

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

          During the three months ended March 31, 2002, the Company issued 6,500 shares of common stock in exchange for 27,562 shares of common stock of Telehublink, Inc. The difference between the value of the Company's common stock exchanged for Telehublink, Inc. common stock at the date of exchange was $8,065 which was recorded as stock based compensation expense for the three months ended March 31, 2002.

          During the three months ended March 31, 2002, the Company issued 26,000 shares of common stock as payment of a bridge loan payable and accrued interest of approximately $13,000. The difference between the value of the common stock and the principal and interest paid was $62,400 which was recorded as stock based compensation expense for the three months ended March 31, 2002.

          During the three months ending June 30, 2002, the Company issued 196,777 shares of the Company's common stock to various consultants for services provided. Stock based compensation expense of $257,983 was recorded during the three months ended June 30, 2002 in connection with this issuance.

          During the three months ended June 30, 2002, the Company received proceeds of $143,073 from stock subscriptions receivables relating to issuance of common stock during 2001.

                   INTERNATIONAL WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 3    STOCKHOLDERS' EQUITY(Continued)
          -------------------------------

          During the three months ended June 30, 2002, the company received proceeds of $120,000 from the sale of 80,000 shares of its common stock under a private placement.

          During the three months ended June 30, 2002, the Company issued 23,900 shares of its common stock as payment of a bridge loan payable in the amount of $10,000.

NOTE 4    STOCK OPTIONS
          -------------

          During the three months ended March 31, 2002, the Company issued options to consultants to purchase 650,000 shares of common stock at an exercise price of $.40 per common share. These options vest immediately and expire after six months. These options had a fair value of $637,875, calculated using the Black Scholes options pricing model which was recorded as stock based compensation for the three months ended March 31, 2002. During the three month period March 31, 2002, 450,000 of these options were exercised and the Company realized total proceeds of $155,000. In April 2002, 312,500 of the options exercised were rescinded. An additional 350,000 of these options were exercised in April 2002 and the Company realized $149,000.

          On April 18, 2002, the Company granted options to purchase 100,000 shares of the Company's common stock pursuant to a letter agreement and a stock option agreement with a law firm whereby a portion of the legal services provided will be paid by the issuance of these options. These options will have an initial exercise price of $1.00, for options which vest prior to October 15, 2002, and for options which vest after October 15, 2002, the exercise price shall be changed to the average closing price of the common stock for the 30 trading days ending October 15, 2002. These options will be earned and shall vest based on a value of $0.40 per option and will expire five years from the date of grant. On august 8, 2002, it was agreed to reduce the option price to $0.50 per share. As at the filing of this report, 48,772 options have been earned.

NOTE 5    WARRANTS
          --------

          EXERCISE OF WARRANTS
          --------------------

          During the six months ended June 30, 2002, an aggregate of 949,832 warrants were exercised for an aggregate of $417,233 at exercise prices ranging from $0.40 to $0.75 per warrant in exchange for 949,832 shares of the Company's common stock. The Company realized cash proceeds of $397,233 and converted a loan payable of $20,000.

          ADJUSTMENT OF WARRANTS
          ----------------------

          Certain warrants of the Company are subject to a clause whereby the warrants are not exercisable until the Company sends the warrant holders written confirmation that the five consecutive trading day average closing bid price equals or exceed 150% of the value of the exercise price of the warrants. The warrant holders shall have 10 business days to exercise the entire amount of the warrants pursuant to the agreement; should the warrant holders fail to exercise, the number of warrants outstanding as well as the exercise price are subject to adjustment. During the six months ended June 30, 2002, certain warrant holders did not exercise their warrants after receiving written confirmation and therefore the total outstanding warrants of the Company was reduced by 81, 601.

                   INTERNATIONAL WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 5    WARRANTS(Continued)
          -------------------

          SETTLEMENT AGREEMENT
          --------------------

          On February 19, 2002 the Company entered into a settlement agreement with a holder of a warrant to purchase 133,332 shares of the company's common stock with an exercise price of $1.50 per share. The holder had records showing that he had ownership rights to additional warrants not recorded on the company's books at the time of the reverse merger with Origin in December 2001. In settlement the parties agreed to cancel all other warrants of the holder in return for reducing the exercise price on the warrant from $1.50 to $0.46 to per share.

NOTE 6    COMMITMENTS AND CONTINGENCIES
          -----------------------------

          RELATED PARTY LICENSING AGREEMENT
          ---------------------------------

          On January 10, 2002, CodePoint entered into a licensing agreement with Cobblestone Software, Inc. ("Cobblestone") whereby Cobblestone granted CodePoint exclusive license to its intellectual property rights relating to, among other things, decoding visible encoded public-domain symbols for use in mobile commerce. In consideration for the license granted, CodePoint paid Cobblestone $5,000 upon execution of the agreement and an additional $25,000 will be due September 1, 2003 and each year thereafter. CodePoint may elect however at its sole discretion to cede back certain intellectual property rights whereby the payment due subsequent to such election and each year thereafter would remain at $25,000. Cobblestone is owned by the Chief Technology Officer of the CodePoint and a relative of the Chief Technology Officer.

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
                                                          ========

          Pursuant to the terms of this agreement the Company issued options to purchase 1,500,000 shares of common stock which may be exercised on a cashless basis. The initial 250,000 options are exercisable as of May 1, 2002 at a price of $1.05 per common share throughout the term of the agreement. The balance of the options (1,250,000) are exercisable, upon the attainment of certain financial goals, as defined, at prices ranging from $1.05 to $2.25 per common share throughout the term of the agreement. If the financial goals are achieved, the Company will recognize compensation equal to the difference between the fair market value and the exercise price at the time the

                   INTERNATIONAL WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)


NOTE 6    COMMITMENTS AND CONTINGENCIES(Continued)
          ----------------------------------------

          EMPLOYMENT AGREEMENT(Continued) performance conditions are achieved. Issuance of the shares would result in substantial compensation expenses to the Company. On August 1, 2002, a termination agreement was signed by the employee and the Company. See Note 7, Subsequent Events - Termination Agreement

          OPERATING LEASE
          ---------------

          During May 2002, the Company entered into a noncancelable operating lease for additional space at their corporate headquarters. This lease is due to commence on July 1, 2002 with initial rental payments of $79,575 per annum plus expenses increasing to $91,560 per annum plus expenses through the termination date of July 2005

NOTE 7    SUBSEQUENT EVENTS
          -----------------

          TERMINATION AGREEMENT
          ---------------------

          On August 1, 2002, the Company entered into a termination agreement with its President and Chief Executive Officer Graham F. Paxton. Mr. Paxton signed an employment agreement on March 29, 2002. As part of the consideration for termination, the Company converted monies advanced by Mr. Paxton to a promissory note bearing interest at 6% commencing August 1, 2002 for $125,000, due on February 28, 2003. From monies raised from the sale of Company stock, 10% of such proceeds shall be paid towards loan amortization with the balance due on February 28, 2003. In addition to other considerations, a stock option for 250,000 shares of the Company's common stock was granted at a price of $1.05 per share. The option terminates on August 1, 2003.

          DEBT CANCELLATION
          -----------------

          The Company has entered into an agreement with a creditor to issue 50,000 shares of its common stock in satisfaction of $71,555 of accounts payable obligations. If the total cash value received from the sale of the shares does not liquidate the obligations, an additional 20,000 shares may be issued.

          EMPLOYMENT AGREEMENT
          --------------------

          On July 1, 2002, the Company entered into an employment agreement with an individual to serve as a merger and acquisition adviser and to evaluate, manage and develop a business strategy for the Company's Wireless Money Division. The term of the agreement shall be for one year from the effective date July 1, 2002 and may be renewed for periods of one year. The employee shall receive 6,250 shares of the company's common stock per month. Additionally, a success fee shall be part based upon the "Lehman Formula' and a 10% commission shall be paid on sales that he or his associates are directly responsible for.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

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

The Company's initial focus is on licensing our bar code processing software to mobile handset manufacturers and makers of PDAs. The Company plans to also license their decoding technology to device manufacturers, including bar code reader manufacturers. As part of its strategy, the Company plans to support all major mobile and wireless operating systems with their product set. The Company is on schedule to ship Version 1.0 of the software in the 3rd quarter of 2002.

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions are eliminated at consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

Plan  of  Operation:

The Company plans to support the mobile telephone/Internet convergence market by enabling mobile-commerce and e-commerce from print-based bar codes. It plans to license its software to device manufacturers, including producers of mobile handsets, PDAs and other devices. As part of its strategy, the Company plans to support all major mobile and wireless operating systems with their product set. The Company is on schedule to ship Version 1.0 of its software in the 3rd quarter of 2002.

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

During the three months ended March 31, 2002, the Company issued 6,500 shares of common stock in exchange for 27,562 shares of common stock of Telehublink, Inc. The difference between the value of the Company's common stock exchanged for Telehublink, Inc. common stock at the date of exchange was $8,065 which was recorded as stock based compensation expense for the three months ended March 31, 2002.

During the three months ended March 31, 2002, the Company issued 26,000 shares of common stock as payment of a bridge loan payable and accrued interest of approximately $13,000. The difference between the value of the common stock and the principal and interest paid was $62,400 which was recorded as stock based compensation expense for the three months ended March 31, 2002.

During the three months ending June 30, 2002, the Company issued 196,777 shares of the Company's common stock to various consultants for services provided. Stock based compensation expense of $257,983 was recorded during the three months ended June 30, 2002 in connection with this issuance.

During the three months ended March 31, 2002, the Company received proceeds of $143,073 from stock subscriptions receivables relating to issuance of common stock during 2001.

During the three months ended June 30, 2002, the company received proceeds of $120,000 from the sale of 80,000 shares of its common stock under a private placement.

During the three months ended June 30, 2002, the Company issued 23,900 shares of its common stock as payment of a bridge loan payable in the amount of $10,000.

Stock Options

During the three months ended March 31, 2002, the Company issued options to consultants to purchase 650,000 shares of common stock at an exercise price of $.40 per common share. These options vest immediately and expire after six months. These options had a fair value of $637,875, calculated using the Black Scholes options pricing model which was recorded as stock based compensation for the three months ended March 31, 2002. During the three month period March 31, 2002, 450,000 of these options were exercised and the Company realized total proceeds of $155,000. In April 2002, 312,500 of the options exercised were rescinded. An additional 350,000 of these options were exercised in April 2002 and the Company realized $149,000.

On April 18, 2002, the Company granted options to purchase 100,000 shares of the Company's common stock pursuant to a letter agreement and a stock option agreement with a law firm whereby a portion of the legal services provided will be paid by the issuance of these options. These options will have an initial exercise price of $1.00, for options which vest prior to October 15, 2002, and for options which vest after October 15, 2002, the exercise price shall be changed to the average closing price of the common stock for the 30 trading days ending October 15, 2002. These options will be earned and shall vest based on a value of $0.40 per option and will expire five years from the date of grant. On august 8, 2002, it was agreed to reduce the option price to $0.50 per share. As at the filing of this report, 48,772 options have been earned.

Warrants

During the six months ended June 30, 2002, an aggregate of 949,832 warrants were exercised for an aggregate of $417,233 at exercise prices ranging from $0.40 to $0.75 per warrant in exchange for 949,832 shares of the Company's common stock. The Company realized cash proceeds of $397,233 and converted a loan payable of $20,000.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

By a Special Meeting of the Shareholders held on the 22nd day of April, 2002 at the Company's office in Woburn, Massachusetts, a quorum representing 7,397,011 issued and outstanding shares being present, it was unanimousley approved that Adam D. Young, the son of Stanley A. Young, the former Chairman of the Board and major shareholder who retired on April 5, 2002 due to personal reasons be elected to the Board of Directors of the Company until the next Annual Meeting of Shareholders.

ITEM  5.  OTHER  INFORMATION

None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)       Exhibits:

          Exhibit 99.1 Certification of Chief Operating Officer Michael Dewar pursuant to 18 U.S.C. 1350

          Exhibit 99.2 Certification of Chief Operating Officer Adam Cogley pursuant to 18 U.S.C. 1350

(b)       Reports  on  Form  8-K:

          Three  Months  Ended  June 30,  2002

          The Company filed a Form 8-K on April 2, 2002 announcing the hiring of Graham F. Paxton as its new President, Chief Executive Officer and director. As of August 1, 2002, Mr. Paxton is no longer employed by the Company by mutual agreement.

          The Company filed a Form 8-K on April 5, 2002 announcing the retirement of Stanley A. Young from the Board of Directors of the Company due to personal reasons. The retirement was not as a result of any disagreement with the Company on any matter relating to the Company's operations, policies or procedures.

          The Company filed a Form 8-K on April 22, 2002 announcing the election of Adam D. Young, the son of Stanley A. Young, the former Chairman of the Board and major shareholder who retired on April 5, 2002, be elected to the Board of Directors.

          The Company filed a Form 8-K on April 30, 2002 stating that the Company filed with the State Department of Assessments and Taxation of Maryland a Certificate of Correction to the Articles of Amendment to reflect a prior typographical error.

          The Company filed a Form 8-K on June 11, 2002 as a result of a special meeting of the Board of Directors to establish an audit committee for the Company and to replace Marcum & Kliegman LLP its prior auditors with William A. Meyler, CPA.

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


                                                    INTERNATIONAL WIRELESS, INC.
                                                   ----------------------------
                                                             (Registrant)



Date:  August 19, 2002                       By: /s/  MICHAEL DEWAR
                                             --------------------------------
                                                 Michael Dewar
                                                 Chief Operating Officer
                                                 (Duly  Authorized
                                                 Officer)




Date:  August 19, 2002                       By: /s/  ADAM COGLEY
                                             ---------------------------------
                                                 Adam  Cogley
                                                 Chief  Financial  Officer
                                                 (Principal  Financial
                                                 and  Accounting  Officer)