Form 10QSB
period 2002-09-30
INTERNATIONAL WIRELESS INC
filed 2002-11-18
CIK 1084415

UNITED  STATES  SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                   FORM  10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the  Quarterly  Period  Ended  September  30,  2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 15, 2002, the Company had 17,712,391.00 issued and outstanding shares of its $.009 par value common stock.

Transitional  Small  Business  Disclosure  Format:  Yes  [  ]   No  [X]

Documents  incorporated  by  reference:  None.

                          INTERNATIONAL  WIRELESS,  INC.

                                      INDEX


PART  I.  FINANCIAL  INFORMATION

     Item  1.  Condensed  Financial  Statements

          Condensed Balance Sheets (Unaudited) - September 30, 2002 and December 31, 2001

          Statements of Operations (Unaudited) - For the Three Months Ended September 30, 2002 and 2001, for the nine Months Ended September 30, 2001 and 2001, and for the Period September 27, 2000 (Inception through June 30, 2002

          Statements of Cash Flows (Unaudited) - For the nine Months Ended September 30, 2002 and 2001 and for the Period September 27, 2000 (Inception) through September 30, 2002

          Notes  to  Unaudited  Consolidated  Financial  Statements

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

     Item  6.  Exhibits  and  Reports  on  Form  8-K


SIGNATURES

ITEM  1.  FINANCIAL  STATEMENTS

                   INTERNATIONAL  WIRELESS,  INC.  AND  SUBSIDIARY
                          (A  Development  Stage  Company)
                            CONDENSED  BALANCE  SHEETS

                                     ASSETS

                                           September 30, 2002  December 31, 2001
                                               (Unaudited)        (Audited)
                                           ------------------  -----------------

CURRENT  ASSETS
   Cash                                           $    20,371        $    54,310
   Marketable  securities, at market values            24,147             93,279
   Prepaid  expenses                                  102,870            164,117
                                                  -----------        -----------
        Total  Current Assets                         147,388            311,706

SOFTWARE,  net                                      1,047,072                -
PROPERTY  AND EQUIPMENT, net                          147,777             74,300

OTHER  ASSETS
   Loans  receivable, related parties                   6,753            292,915
   Security  deposits                                  37,365             41,856
                                                  -----------        -----------
                                                       44,118            334,771
                                                  -----------        -----------
TOTAL  ASSETS                                      $1,386,355        $   720,777
                                                  ===========        ===========

                      LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES
   Accounts  payable                               $  404,485        $   260,593
   Accrued  salaries  and  related payroll taxes      420,872                  -

   Loans  payable                                     225,248             42,000
   Notes  payable, related parties                    217,432            146,830
   Current  portion of capital lease obligations        7,986              7,986
                                                  -----------        -----------
      Total  Current Liabilities                    1,276,023            457,409

LONG-TERM  LIABILITIES
   Capital  lease obligations, less current portion    14,622             20,520

    STOCKHOLDERS'  EQUITY
       Preferred  stock  $.001  par  value,
        5,000,000  shares  authorized,
        none  issued  and  outstanding                      -                  -
       Common  stock,  $.009  par  value,
        50,000,000  shares  authorized;
        16,032,971  and  10,715,904  issued
        and  outstanding                              144,297             96,443
      Paid-in-capital                              7,937,196          4,682,116
      Subscription receivable                            -             (143,073)
      Deficit  accumulated  during
       development  stage                          (7,985,783)         4,392,638
                                                  -----------        -----------
TOTAL  STOCKHOLDERS' EQUITY                            95,710            242,848
                                                  -----------        -----------
TOTAL  LIABILITIES AND STOCKHOLDERS' EQUITY        $1,386,355         $  720,777
                                                  ===========        ===========


   The  accompanying  notes  are an integral part of these financial statements.



                   INTERNATIONAL  WIRELESS,  INC.  AND  SUBSIDIARY
                          (A  Development  Stage  Company)

                      STATEMENTS  OF  OPERATIONS  (UNAUDITED)


                                                         Three  Months  Ended
                                                            September  30,
                                                        2002               2001
                                                  ------------------------------

OPERATING  EXPENSES
   General  and administrative expenses            $  814,410         $  313,682
   Depreciation  and amortization                      66,566                599
                                                   ----------         ----------

      Total  Operating Expenses                       880,976            314,281

OTHER  EXPENSES
   Unrealized  loss  on  sale of marketable
     securities                                             -                  -
   Loss  on  sale  of marketable securities                 -                  -
   Interest  expense                                    5,104                  -
                                                   ----------         ----------

     Total  Other  Expenses                             5,104                  -
                                                   ----------         ----------

   NET  LOSS                                       $  886,080         $  314,281
                                                   ==========         ==========

NET  LOSS  PER  COMMON  SHARE  -
   BASIC  AND  DILUTED                             $    (0.05)        $        -
                                                   ==========         ==========


   The  accompanying  notes  are an integral part of these financial statements.



                   INTERNATIONAL  WIRELESS,  INC.  AND  SUBSIDIARY
                          (A  Development  Stage  Company)

                      STATEMENTS  OF  OPERATIONS  (UNAUDITED)




                                                                                       For  the  Period
                                                                                     September  27,  2000
                                                        Nine Months Ended                 (Inception)
                                                          September  30                     through
                                                     2002                2001         September  30,  2002
                                                 -------------------------------     ------------------------
OPERATING  EXPENSES
   General  and administrative expenses            $3,311,869         $  619,907           $4,582,617
   Depreciation  and amortization                     198,411              1,797              204,309
                                                   ----------         ----------           ----------

      Total  Operating Expenses                     3,510,280            621,704            4,786,926

OTHER  EXPENSES
   Unrealized  loss on sale of marketable
      securities                                       71,337          2,284,411            1,643,115
   Loss  on  sale  of marketable securities                 -                  -            1,535,360
   Interest  expense                                   11,528              2,730               20,382
                                                   ----------         ----------           ----------
     Total  Other Expenses                             82,865          2,287,141            3,198,857
                                                   ----------         ----------           ----------

   NET  LOSS                                       $3,593,145         $2,908,845           $7,985,783
                                                  ==========         ==========            ==========
==========

NET  LOSS  PER  COMMON  SHARE  -
   BASIC AND DILUTED                              $    (0.24)        $    (0.44)
                                                  ==========         ==========

WEIGHTED  AVERAGE  SHARES
   OUTSTANDING                                    14,869,273          6,608,118
                                                  ==========         ==========


   The  accompanying  notes  are an integral part of these financial statements.

                   INTERNATIONAL  WIRELESS,  INC.  AND  SUBSIDIARY
                          (A  Development  Stage  Company)

                      STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)




                                                                                                For  the  Period
                                                                                              September  27,  2000
                                                                Nine Months Ended                  (Inception)
                                                                 September  30                       through
                                                              2002                2001         September  30,  2002
                                                          -------------------------------    ------------------------

CASH  FLOWS  FROM  OPERATING
   ACTIVITIES
    Net loss                                               $(3,593,145)       $(2,908,845)         $(7,985,783)
   Adjustments  to  reconcile  net  loss
      to  net  cash  used  in  operating  activities:
          Depreciation  and amortization                       198,411              1,797              211,276
          Stock  based  compensation                         1,260,843                  -            1,733,817
          Unrealized  loss on marketable securities             71,337          2,284,411            1,643,115
          Loss  on  sale  of marketable securities                   -                  -            1,535,360
   Changes  in  operating  assets  and  liabilities
          Prepaid  expenses                                     61,247                  -             (102,870)
          Security deposit                                       4,491            (41,856)             (37,365)
          Accounts  payable and accrued expenses               564,764             81,962              736,015

NET  CASH  USED  IN  OPERATING
    ACTIVITIES                                             (1,432,052)           (582,531)          (2,266,435)
CASH  FLOWS  FROM  INVESTING
   ACTIVITIES
   Proceeds  from  sale  of marketable securities                   -                   -              202,892
   Purchase of Office Equipment                               (87,112)            (39,984)           (128,188)
   Repayment (advances) under loan receivable                 286,162            (186,459)            (16,753)

NET  CASH  PROVIDED  BY  (USED  IN)
    INVESTING ACTIVITIES                                      199,050            (226,443)             57,951

CASH  FLOWS  PROVIDED  BY  (USED  IN)
    FINANCING  ACTIVITIES
   Proceeds  from common stock issuance                       951,111            436,175            1,839,406
   Net  (repayment)  proceeds  from  note  payable,
       related  party                                         253,850            367,898              400,680
   Repayment  of  capital  lease obligations                   (5,898)                 -              (11,231)

NET  CASH  PROVIDED  BY  FINANCING
   ACTIVITIES                                               1,199,063            804,073            2,228,855

NET (DECREASE) INCREASE IN CASH                               (33,939)            (4,901)              20,371
CASH  AND  CASH  EQUIVALENTS  -
    Beginning                                                  54,310                  -                       -

CASH  AND  CASH  EQUIVALENTS  -
    Ending                                                 $   20,371        $    (4,901)        $     20,371
                                                           ==========        ===========         ============

Supplementary  Cash  Flow  Information:
   Interest                                                $   11,528        $     2,730           $     20,382
                                                           ==========        ===========         ============


   The  accompanying  notes  are an integral part of these financial statements.

                   INTERNATIONAL  WIRELESS,  INC.  AND  SUBSIDIARY
                          (A  Development  Stage  Company)

                NOTES  TO  UNAUDITED  CONDENSED  FINANCIAL  STATEMENTS


NOTE  1  BASIS  OF  PRESENTATION
         -----------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The balance sheet at December 31, 2001 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the International Wireless, Inc. ("the Company") annual report on Form 10-KSB for the year ended December 31, 2001.

NOTE 2 DESCRIPTION OF BUSINESS, GOING CONCERN UNCERTAINTY AND MANAGEMENT'S PLANS
       -------------------------------------------------------------------------

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

     GOING  CONCERN  UNCERTAINTY  AND  MANAGEMENT'S  PLANS
     -----------------------------------------------------

     As shown in the accompanying financial statements, the Company incurred a net loss of $3,593,145 during the nine months ended September 30, 2002 resulting in a deficit accumulated during the development stage of $7,985,783. Management's plans include the raising of capital, seeking out additional companies to acquire and generating revenue through the sale of its software. Failure to raise capital, acquire additional companies or generate revenue may result in the Company depleting its available funds, not, being able to fund its investment pursuits and cause it to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, acquire additional companies, or generate revenue, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

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

NOTE  3  STOCKHOLDERS'  EQUITY
       --------------------

     During the three months ended September 30, 2002 the Company issued 151,611 shares of the Company's common stock to consultants for services provided. Stock based compensation expense of $78,372 was recorded during the three months ended September 30, 2002 in connection with this issuance.

                   INTERNATIONAL  WIRELESS,  INC.  AND  SUBSIDIARY
                          (A  Development  Stage  Company)

          NOTES  TO  UNAUDITED  CONDENSED  FINANCIAL  STATEMENTS  (Continued)


NOTE  3  STOCKHOLDERS'  EQUITY  (Continued)
         ----------------------------------

     During the three months ended September 30, 2002, the Company issued 50,000 shares of common stock as payment of debt which aggregated $71,550.

     During the three months ended September 30, 2002, the company received proceeds of $212,500 from the sale of 223,334 shares of its common stock under a private placement.

     During the three months ended September 30, 2002, the 22,607 shares of its common stock were issued as a result of a non-qualified stock option exercise. The Company received $50.

NOTE  4  REVALUATION  OF  MITIGO,  INC.  INVESTMENT
         ------------------------------------------

     On January 22, 2002, the company acquired 100% of the issued and outstanding stock of Mitigo, Inc. The purchase price had been determined using a five day trading average of the Company's closing stock price calculated to be $1.76 per share and primarily allocated to software. As a result of market conditions, the Company stock price has diminished substantially. Accordingly, under Financial Accounting Standard Board Number 144, the company has revalued the purchase price of Mitigo, Inc. using a recent five day trading average of $0.33 per share. The effect of the revaluation is as follows:

                                                 Originally            As
                                                  Reported          Adjusted
                                                 ----------         --------

     Value  of  software                           $5,518,998        $1,231,848

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

The interim financial statements have been prepared by International Wireless, Inc. and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the most recent annual financial statements included in the Company's Form 10-KSB for the year ended December 31, 2001, have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the December 31, 2001 financial statements, the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the operating results for the full fiscal year.

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

The Company's initial focus is on licensing our bar code processing software to mobile handset manufacturers and makers of PDAs. The Company plans to also license their decoding technology to device manufacturers, including bar code reader manufacturers. As part of its strategy, the Company plans to support all major mobile and wireless operating systems with their product set. The Company is on schedule to ship Version 1.0 of the software in the 4th quarter of 2002.

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions are eliminated at consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

Plan  of  Operation:

The Company plans to support the mobile telephone/Internet convergence market by enabling mobile-commerce and e-commerce from print-based bar codes. It plans to license its software to device manufacturers, including producers of mobile handsets, PDAs and other devices. As part of its strategy, the Company plans to support all major mobile and wireless operating systems with their product set. The Company is on schedule to ship Version 1.0 of its software in the 4th quarter of 2002.

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


                           PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGSS

None

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

During the three months ended September 30, 2002 the Company issued 151,611 shares of the Company's common stock to consultants for services provided. Stock based compensation expense of $78,372 was recorded during the three months ended September 30, 2002 in connection with this issuance.

During the three months ended September 30, 2002, the Company issued 50,000 shares of common stock as payment of debt which aggregated $71,550.

During the three months ended September 30, 2002, the company received proceeds of $212,500 from the sale of 223,334 shares of its common stock under a private placement.

During the three months ended September 30, 2002, the 22,607 shares of its common stock were issued as a result of a non-qualified stock option exercise. The Company received $50. During the three months ended March 31, 2002, the company issued 100,000 shares of the Company's common stock to an individual, as a commission related to employment of the Company's Chief Executive Officer. Stock based compensation expense of $150,000 was recorded during the three months ended March 31, 2002 in connection with this issuance.


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

          Three  Months  Ended  September  30,  2002

          None

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


                                               INTERNATIONAL WIRELESS, INC.
                                             ----------------------------
                                                   (Registrant)



Date:  September  15,  2002                    By:  /s/  MICHAEL  DEWAR
                                             --------------------------------
                                                 Michael  Dewar
                                                 Chief  Operating  Officer
                                                 (Duly  Authorized
                                                 Officer)




Date:  September  15,  2002                    By:  /s/  ADAM  COGLEY
                                             ---------------------------------
                                                 Adam  Cogley
                                                 Chief  Financial  Officer
                                                 (Principal  Financial
                                                 and  Accounting  Officer)