Form 10KSB
period 2002-12-31
INTERNATIONAL WIRELESS INC
filed 2003-06-09
CIK 1084415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

                [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ending December 31, 2002

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-27045

                          INTERNATIONAL WIRELESS, INC.
             ------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


              Maryland                                       36-4286069
     ----------------------------                           ------------
     (State or other jurisdiction                          (IRS Employer
          of Incorporation)                              Identification No.)


      55 Marble Ridge Road
       North Andover, MA                                         01845
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)


                                 (339) 222-1130
                                ----------------
                           (Issuer's telephone number,
                              including area code)


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, 0.009 par value.

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were: $31,093
                                                       ---------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the Issuer filed all documents and reports required to be filed by
Section 12, 13, or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.
Yes  [ ]  No  [ ]

                         APPLICABLE TO CORPORATE ISSUERS

On June 9, 2003, the Issuer had 26,994,959 issued, and 25,594,965 outstanding shares of its $.009 par value common stock. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $1,267,014 at the closing quotation for the Registrant's common stock of $0.07 as of June 9, 2003.

Transitional Small Business Disclosure Format Used (check one):
Yes [ ]  No [X]

Documents incorporated by reference:  None.

                          INTERNATIONAL WIRELESS, INC.

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

Item 1.     Business of the Company . . . . . . . . . . . . . . . . .      4

Item 2.     Properties  . . . . . . . . . . . . . . . . . . . . . . .     11

Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . .     11

Item 4.     Submission of Matters to a Vote of Securities Holders . .     12

                                     PART II

Item 5.     Market for the Issuer's Common Equity and Related
              Shareholder Matters . . . . . . . . . . . . . . . . . .     13

Item 6.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . .     18

Item 7.     Financial Statements  . . . . . . . . . . . . . . . . . .     22

Item 8.     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosures . . . . . . . .     23

                                    PART III

Item 9.     Directors, Executive Officers, Promoters
              and Control Persons; Compliance with
              Section 16(a) of the Exchange Act . . . . . . . . . . .     23

Item 10.    Executive Compensation  . . . . . . . . . . . . . . . . .     26

Item 11.    Security Ownership of Certain Beneficial
              Owners and Management . . . . . . . . . . . . . . . . .     30

Item 12.    Certain Relationships and Related Transactions  . . . . .     33

Item 13.    Exhibits, and Reports on Form 8-K . . . . . . . . . . . .     34

            Signatures  . . . . . . . . . . . . . . . . . . . . . . .     36

                                     PART I

ITEM 1.   BUSINESS OF THE COMPANY

     FORWARD-LOOKING STATEMENTS. This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. In addition, the Company
(International Wireless, Inc., a Maryland corporation, and its subsidiary, Mitigo, Inc. a Delaware corporation) may from time to time make oral forward-looking statements. Actual results are uncertain and may be impacted by many factors. In particular, certain risks and uncertainties that may impact the accuracy of the forward-looking statements with respect to revenues, expenses and operating results include without imitation; cycles of customer orders, general economic and competitive conditions and changing customer trends, technological advances and the number and timing of new product introductions, shipments of products and components from foreign suppliers, and changes in the mix of products ordered by customers. As a result, the actual results may differ materially from those projected in the forward-looking statements.

     Because of these and other factors that may affect the Company's operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

(A) THE COMPANY

     The Company was incorporated in the State of Maryland on April 6, 1999 as Origin Investment Group, Inc. ("Origin"). On December 27, 2001, the Company went through a reverse merger with International Wireless, Inc. ("International Wireless"). Thereafter on January 2, 2002, the Company officially changed its name with the State of Marland from Origin to our current name, International Wireless, Inc.

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

     On December 27, 2001, the Company went through a reverse merger whereby it acquired all the outstanding shares of International Wireless, Inc., a Delaware Corporation. Under the said reverse merger, the former Shareholders of International Wireless, Inc., the Delaware Corporation, ended up owning a 88.61% interest in the Company. Thereafter on January 2, 2002, the Company officially changed its name with the State of Maryland from Origin to our current name, International Wireless, Inc.

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

     On May 30, 2003, the Company entered into a Merger Agreement to merge the Company with Scanbuy, Inc. a Delaware corporation with its corporate headquarters located in New York, New York (hereinafter "Scanbuy"). Under said Merger Agreement the Company is scheduled to issue to the shareholders of Scanbuy 25,594,965 newly issued unregistered Common Shares which equal to the issued and outstanding shares of the Company as of May 19, 2003.

     The above Merger Agreement is subject to approval of the transaction by the directors and shareholders of both the Company and Scanbuy including an increase in the authorized number of shares of the Company to enable it to do the merger, and execution of appropriate employment and non-compete agreements. The parties anticipate closing the transaction on or before June 16, 2003.

(B) BUSINESS OF THE ISSUER

     (1) PRINCIPAL PRODUCTS AND SERVICES

     On January 11, 2002, the Company acquired Mitigo, Inc. a Delaware corporation with its corporate headquarters located in Woburn, Massachusetts. as a result of the acquisition of Mitigo, the Company is in the business of developing visual intelligence software solutions for wireless and mobile devices. The Company's software decodes barcodes and other visual symbols in mobile handsets and Personal Data Assistants ("PDAs") that have integrated digital cameras. This capability enables mobile devices to conduct rapid mobile transactions and pinpoint navigation to multimedia content and information. Management believes that the Company's technology significantly improves the usability and functionality of mobile devices helping overcome user interface barriers to mobile transactions and commerce. The Company currently has no other products or services.

     The Company has developed software to decode commercial 1D and 2D bar codes as well as other emerging symbologies. The Company bar code decoding technology is based on software that represents the culmination of 7 years of work by Dr. Tom Antognini, a PhD from MIT. The Company plans to support the mobile telephone/Internet convergence market by enabling mobile-commerce and e-commerce from print-based bar codes. Mitigo plans to license its client software to device manufacturers, including producers of mobile handsets, PDAs and other devices.

     The Company's technology is protected by two patents granted to Mr. Antognini in August, 2000 and January 2001, and licensed to the Company, and has been specifically targeted to accommodate the constraints of decoding bar codes from any print media, including magazines, catalogs, posters, billboards, newspapers, promotional material, and direct mail, etc. The technology will also read a bar code from a screen, such as would be found on a mobile handset, a PDA, personal computers, or television.

     Management believes that the Company's exclusive licensed software technology, which is currently in dispute with the licensor, helps solve a barrier to mobile commerce by enabling a mobile handset equipped with a simple digital camera to also function as a bar code reader, thus enabling potentially thousands of different mobile commerce applications. The technology does not require an advanced wireless network infrastructure such as 3G to operate, and is functional across any of the wireless formats currently supported by handset manufacturers and carriers. The Company believes that its technology can be of value to telecom companies in its potential to enhance revenue opportunities. By making it easier for consumers using mobile phones to perform more transactions with their devices, the Company believes that the mobile carriers will be able to earn additional revenues from the sale of goods and services through the devices.

     The Company believes that mobile handsets, PDAs and other device equipped with the Company's technology will allow such devices to read and process bar codes for instant commerce or content retrieval. For example, in the future, consumers may be able to download train schedules into their PDAs or mobile phone simply by scanning a bar code at the train station or purchase products by scanning a bar code on an advertisement.

     The Company's technology decodes using a digital image of a bar code that can be captured by a digital camera. The Company does not employ laser scanning of any kind to decode bar codes, as laser technology is presently not suitable for consumer devices due to cost, energy consumption, physical size constraints, bar code format constraints, etc. The Company's solution is software only. The Company's software uses the digital camera, processor and storage capabilities of the handset that are already present. As such, the Company believes that its software solution is a cost effective way to add functionality into a mobile handset or PDA.

     Management believes that its anticipated acquisition of Scanbuy will further its position in the bar code arena. Scanbuy, Inc. is a software company located in New York City, New York dedicated to developing ScanCommerce(R) solutions that link the physical world to the Internet using personal barcode scanners. Scanbuy's core expertise lies in Web-based application development allowing the user to upload barcode data from a scanner (handheld scanner, PDA or cell phones enabled devices) to dedicated applications for processing supplies orders, returning products, managing inventory, leads retrieval etc.

     (2) BUSINESS STRATEGY

     The Company acquired Mitigo to take advantage of wireless convergence. In the wireless arena, mobile handsets, PDAs and other devices are transforming the way people around the world access and use information. At present there is a reliance on the personal computer desktop only, for Internet access, to access entertainment, news, products, and services. The Company believes that in the future, consumers will demand access to this content on a device they carry everywhere with them, their mobile telephone and/or PDA.

     The Company believes that its functionality eliminates fundamental barriers for users wishing to access the Internet from their mobile devices, barriers caused by user interface constraints, lack of a full keyboard, and mouse, which makes it cumbersome and difficult to navigate directly to a Web destination. The Company believes that its software with Scanbuy's application and marketing creates the ability for a mobile telephone or PDA to easily connect directly to a Web site or other destination via bar codes.

     (a) ENABLING TECHNOLOGY

     CMOS semiconductors have advanced with technology that now makes it possible to recognize and decode a bar code from an image using a digital camera, i.e., a CMOS image sensor. This advancement now makes it possible to put a consumer-grade digital camera in a mobile telephone for a fraction of the cost prior to these advances. Many mobile handset manufacturers have released models containing digital cameras, or announced the inclusion of this feature in upcoming models. The Company believes that there will be a significant integration of the mobile phone and digital camera over the next one to five years, with significant adoption in the Asian market over the next 6-18 months. This integration will enable mobile phones, equipped with its software, to read and process bar codes for instant commerce or content retrieval. The Company envisions that within 12 to 18 months, the decoding component of its client software will be directly integrated into a variety of CMOS digital camera chipsets, yielding a high quality digital camera and a bar code reading device for inclusion in mobile handsets.

     The Company's core technology has been designed to perform with high reliability in difficult decoding situations. The decoding software is successful even when the bar code images may suffer from low lighting conditions, low contrast, low resolution, and high amounts of noise. Likewise, it is robust against significant damage or distortion in the printed code. These abilities make the technology suitable to a variety of "real world" conditions.

     The Company's decoding algorithms have been largely driven by heavy experimental work on a large number of test images. Over 30,000 images were generated and tested against in the course of development or its decoding algorithms in order to test and tune the algorithms against a wide variety of conditions.

     The information densities supported by the underlying technology of the Company's algorithms are unparalleled in the bar code industry. With a 300 dpi imager and a high quality laser printer, the algorithms can reliably decode information printed at a density of 3,400 bytes/sq. inch; with a 600 dpi imager and a thermal printer, it has achieved densities of over 12,000 bytes/sq. inch.

     Many of the targeted imagers for the algorithm have employed CMOS imaging chips, from 8 megapixels in size down to QCIF images (180X148 or 28 kilopixels). At the lower end, these imagers represent the precisely the type of imagers that are found now in a variety of consumer devices, such as cell phones, PDAs, gaming devices, TV remotes, car dashboards, toys, etc.

     The Company's algorithm employs a variety of techniques to retrieve information available only at a subpixel level. The algorithm can, with certain imagers, retrieve information from a matrix code where the imager captures an individual bit in an area less than 1.5X1.5 pixels. In contrast, most competitive solutions in the industry expect areas of minimum 3.5X3.5 pixels for their algorithms to work.

     (b) PRODUCTS

     CodePoint - Version  1.0
     ------------------------

     The Company's bar code processing software, version 1.0, is designed to decode 1D and 2D bar codes and support a variety of handheld devices, including mobile phones, bar code readers, and PDAs. The software recognizes, decodes and processes bar code images (bitmaps) generated by consumer-grade CMOS image sensors. The software also acts as an operating system to control sensing of bar codes in digital images and will include an API to interface with the operating environment resident in the host device. This software is the Company's primary offering and the it believes that it will offer superior performance for bar code sensing and decoding when compared to other commercially available software programs. The Company has optimized the software to work inside of a consumer-grade CMOS digital camera. Other solutions on the market require higher cost CCD or more expensive CMOS chips to function. The Company believes that its its solution is the lowest cost, best performing solution for consumer applications.

     The Company's initial focus is on licensing its bar code processing software to mobile handset manufacturers and makers of PDAs. The Company plans to also license their decoding technology to device manufacturers, including bar code reader manufacturers. As part of its strategy, the Company plans to support all major mobile and wireless operating systems with their product set.

     (3) PATENTS AND TRADEMARKS

     The Company's exclusive licensed technology, which is in current dispute with the licensor, is protected by two patents US. 6,098,882 and 6,176,427 granted to Dr. Tom Antognini, in August, 2000 and January 2001, and has been specifically targeted to accommodate the constraints of decoding bar codes from any print media, including magazines, catalogs, posters, billboards, newspapers, promotional material, and direct mail, etc. The technology will also easily read a bar code from a screen, such as would be found on a mobile handset, a PDA, PC, or television.

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

     Other companies supporting this space include Digimarc and NeoMedia. Presently these companies are focused on delivering content to devices based on a decoded bar code. They are currently supporting older generation scanning technologies to deliver non-wireless solutions to the marketplace. The Company's bar code decoding technology is complementary to these companies.

     (5) OUR STRATEGY

     The Company plans to support the mobile telephone/Internet convergence market by enabling mobile-commerce and e-commerce from print-based bar codes. Our client software will be licensed to device manufacturers, including producers of mobile handsets, PDAs and other devices. As part of our strategy, we will support all major mobile and wireless operating systems with our product set.

     (6) OUR MARKETING STRATEGY

     The Company plans through its planned merger with Scanbuy to pursue multiple opportunities in licensing the CodePoint product family into various channels. A primary sales channel is the enterprise mobile computing area where a growing number of organizations are looking to utilize visual symbol reading to streamline business processes, update supply chain databases, equip field sales and support employees and other users in the mobile workforce. An additional opportunity for the Company is in the form of security related products. The CodePoint product family has applicability in law enforcement, and building, property, and other security applications.

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

     (7)  EMPLOYEES

     As of June 9, 2003, the Company, including its subsidiaries has three employees, consisting of full-time officers and in-house-counsel. In the beginning of 2003, due to financial difficulties the company could not maintain its prior years work force consisting of developers, sales and marketing personnel and support staff. The Company believes that in its anticipated merger with Scanbuy, will solve its technical and sales force need to enable it to meet its projected business plan. No employees are covered by any collective bargaining agreements. The Company believes that our relationship with our current employees is good. The Company is however in dispute with former employees as to back salaries and severance pay. The Company's success is dependent, in part, upon its ability to attract and retain qualified management and technical personnel. The Company presently has a stock option plan for key employees and consultants.

     (8) GOING CONCERN QUALIFICATION BY INDEPENDENT AUDITORS

     The Company's independent auditors have reported that the Company has suffered recurring net operating losses and has a current ratio deficit and a shareholders deficit that raises substantial doubt about our Company's ability to continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $4,705,692 during the year ended December 31, 2002 resulting in a deficit accumulated during the development stage of $9,098,330. Failure to raise capital or generate revenue in the future may result in the Company depleting its available funds, being able to fund its investment pursuits and cause it to curtail or cease operations. Additionally, even if the Company does raise sufficient capital or generate revenue, there can be no assurances that the net proceeds or the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

ITEM 2.   PROPERTIES

     The Company's executive offices until the proposed merger with Scanbuy takes place are at the home of one of its directors. In the event of approval of the merger with Scanbuy, the Company plans to move its operations to New York City, New York where Scanbuy maintains its current operations. The Company's former rented office space located at 120 Presidential Way, Woburn, Massachusetts in the northern suburbs of the City of Boston, had to be vacated in April 2003 due to the Company's inability to continue to pay the rent. On January 8, 2001 the Company entered into a non-cancelable operating lease for the office space which commenced on May 1, 2001 and expires July 31, 2005. As a result of the breach of the lease by the Company, the Company by agreement was evicted by the landlord.

ITEM 3.   LEGAL PROCEEDINGS

     In December, 2002 the Company was sued by Greg Laborde in U.S. District Court for the District of New Jersey for Breach of Employment Contract and Defamation seeking monetary damages including additional stocks and warrants. The Company in response has filed a counter-claim against Mr. Laborde seeking damages in his transaction in selling Origin Investment Group, Inc, to International Wireless in its reverse merger in January 2002. The Company believes it has a good defense to the above suit.

     On February 20, 2003 a judgment in the amount of $28,750 was entered against the Company for unpaid rent on behalf of Graham Paxton, the former President and CEO of the Company as part of his employee benefit plan.

     On March 11, 2003 the Company received notice from Attorney Omar A. Rizvi of his claim for breach of contract for failure to deliver to him 100,000 shares for professional services allegedly performed on behalf of the Company, and wrongful cancellation of additional warrants to purchase 200,000 shares of International Wireless for which he claimed damages. No suit has been filed to date and the Company believes that if such a suit is ever filed against the Company, the Company has a good defense and proper grounds for a counter-suit.

     On March 20, 2003 a judgment in the amount of $2,000 was entered against the Company by Beyond Words Communication, Inc. for prior unpaid marketing services rendered to the Company.

     On March 31, 2003 a judgment in the amount of 99,089.59, which included replenishment of approximately $60,000 in security deposits, was entered against the Company for breach of contract for non payment of rent on the Company's office facility in Woburn, Massachusetts.

     In May, 2003 certain former employees filed complaints with the Commonwealth of Massachusetts Attorney General's office for unpaid salaries and accrued vacation pay. In accordance with Company's records the Company owes a total around $100,000 in payroll taxes and a potential additional $60,138.27, some of which are disputed, for back fees, gross salaries and accrued vacation to the following individuals:

Thomas C. Antognini                $12,273.03
John Poupolo                       $14,344.44
James K. Levinger                  $11,454.31
Tom Gosselin                       $ 5,332.40
Adam Cogley                          6,234.09
Jerry Gruenbaum                    $12,500.00
                                   ----------
   Total                           $60,138.27
                                   ==========

In addition there is a potential severance pay due to some individuals in accordance with their employment agreement, should it be determined that they were terminated without cause, totaling an additional $186,350 for which the Company totally disputes.

     Other than the matters above, there is no other past, pending or, to the Company's knowledge, threatened litigation or administrative action which has or is expected by the Company's management, which has not been previously disclosed, to have a material effect upon our Company's business, financial condition or operations, including any litigation or action involving our Company's officers, directors, or other key personnel.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUIY AND RELATED SHAREHOLDER
          MATTERS

     The Company common stock is currently trading on the Pink Sheet as a result of its failure to timely file its required annual and quarterly reports which it is now correcting. The Company was formed on April 6, 1999. In April 1999, the Company's common stock had been listed for trading on the OTC Bulletin Board under the symbol "OGNI." The trading market for the Company's stock is limited and sporadic and should not be deemed to constitute an "established trading market". In connection with the change of the Company's name to International Wireless, Inc., the Company's symbol was changed to "IWIN" on January 2, 2002.

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

                                                  HIGH          LOW
                                                  ----          ----

FISCAL YEAR ENDED DECEMBER 31, 2001

First  Quarter                                    0.94          0.44
Second  Quarter                                   0.80          0.35
Third  Quarter                                    0.03          0.03
Fourth  Quarter                                   0.14          0.14

FISCAL YEAR ENDING DECEMBER 31, 2002

First  Quarter                                    3.25          2.60
Second  Quarter                                   1.42          1.10
Third  Quarter                                    0.45          0.33
Fourth  Quarter                                   0.15          0.14

     The closing bid price for the common stock as reported by the OTC Bulletin Board on June 9, 2003 was $0.07.

     As of June 9, 2003, there were approximately 413 holders of record of the Company's common stock.

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

     On August 29, 2000 the Company offered to sell and on September 12, 2000 completed the sale of 350,000 shares of common stock to an accredited investor for an aggregate of $507,500 or $1.45 per share. Net proceeds received were $456,750, net of direct related costs of $50,750. These shares were sold in connection with filing an offering circular pursuant to Rule 604 of Regulation E of the Securities Act. Use of proceeds from this offering include payment of accounting fees, legal fees associated the Alpha transaction and Vivocom transaction and with the evaluation of Vivocom's patent application, and for general working and operating capital purposes.

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

     On August 20, 2001 the Company offered to sell five million four hundred thousand shares (5,400,000) at a purchase price of $0.02 per share for an aggregate of $108,000 ("Private Offering"). These shares are sold pursuant to an exemption under the registration requirements of the Securities Act of 1933 (the "Securities Act") and are restricted from resale pursuant to Rule 144 of the Securities Act.

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

     During the year ended December 31, 2002, $42,000 of loans payable at December 31, 2001 were converted into the Company's common stock under a private placement for 49,900 shares and the exercise of 50,000 warrants.

     During the year ended December 31, 2002, $160,149 of notes payable, related parties was converted into 1,550,414 shares of common stock under the Company's private placement offering.

     During the year ended December 31, 2002, 5,863,928 shares of common stock were issued for $691,772 in connection with a private placement offering.

     During the year ended December 31, 2002, 620,351 shares of the Company's common stock were issued to consultants for services rendered at a value of $364,545.

     During the year ended December 31, 2002, 890,832 common stock warrants were exercised for $385,983 at prices ranging from $0.00 to $0.10 per share.

     During the year ended December 31, 2002, 510,107 shares of common stock were issued for the exercise of stock options for a consideration of $204,050.

     The Company believes that the transactions described from inception through January 3, 2001 above were exempt from registration under Regulation E "Exemptions For Small Business Investment Companies" of the Securities Act of 1933 because the Company qualified at the time as a Small Business Investment Company, the aggregate amount of the subject securities was not in excess of $100,000 and the subject securities were sold to a limited group of persons, each of whom was believed to have been a sophisticated investor. Restrictive legends were placed, as applicable, on stock certificates evidencing the securities.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION

     The following discussion and analysis provides certain information, which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the year ended December 31, 2002. This discussion and analysis should be read in conjunction with the Company's financial statements and related footnotes.

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

     The Company was incorporated in the State of Maryland on April 6, 1999 as Origin Investment Group, Inc. ("Origin"). On December 27, 2001, the Company went through a reverse merger whereby it acquired all the outstanding shares of International Wireless, Inc., a Delaware corporation ("International Wireless"). Under the said reverse merger, the former Shareholders of International Wireless ended up owning a 88.61% interest in the Company. Thereafter on January 2, 2002, the Company officially changed its name with the State of Maryland from Origin to our current name, International Wireless, Inc. (a Maryland Corporation).

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

     On December 27, 2001, the Company went through a reverse merger whereby it acquired all the outstanding shares of International Wireless. Under the said reverse merger, the former Shareholders of International Wireless the Delaware corporation ended up owning a 88.61% interest in the Company. Thereafter on January 2, 2002, the Company changed its name officially in the State of Maryland from Origin to our current name, International Wireless, Inc.

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

     The Company is a developer of visual intelligence software solutions for wireless and mobile devices. The Company's software decodes barcodes and other visual symbols in mobile handsets and PDAs that have integrated digital cameras. This capability provides "visual intelligence" to mobile devices enabling rapid mobile transactions and pinpoint navigation to multimedia content and information. The Company's technology dramatically improves the usability and functionality of mobile devices helping overcome user interface barriers to mobile transactions and commerce.

     On May 30, 2003, the Company entered into a Merger Agreement to merge the Company with Scanbuy, Inc. a Delaware corporation with its corporate headquarters located in New York, New York. Under said Merger Agreement the Company is scheduled to issue to the shareholders of Scanbuy 25,594,965 newly issued unregistered Common Shares which equal to the issued and outstanding shares of the Company as of May 19, 2003.

     The above Merger Agreement is subject to approval of the transaction by the directors and shareholders of each of the Company and Scanbuy including an increase in the authorized number of shares of the Company to enable it to do the merge, and execution of appropriate employment and non-compete agreements. The parties anticipate closing the transaction on or before June 16, 2003.

RESULT OF OPERATIONS FOR FISCAL YEARS ENDED 2002 AND 2001

     We are a Development Stage Company, and had minimal revenues of $31,093 for the fiscal years ended December 31, 2002 and commenced operations January 1, 2001. We anticipate that within the next few quarters, we will begin to receive material revenues from new sources, namely the licensing of our bar code processing software to mobile handset manufacturers and makers of PDAs as well as device manufacturers including bar code reader manufacturers. We expect with anticipated merger with Scanbuy, but can not guarantee, that for calendar year 2003, most of our revenue will be derived from the bar code processing software technology.

     Our General and Administrative Expenses for the fiscal year ended December 31, 2002 was $4,640,164. We anticipate that our General and Administrative Expenses in future periods could increase as a result of an anticipated increase in employees and the recent signing of the Merger Agreement with Scanbuy. However, the Company believes that its revenues for calendar year 2003 will be greater than it has been for calendar year 2002 and that its overall expenses including the General and Administrative Expenses will be less due to cost cutting measures. However, there can be no assurance that the Company will be able to generate revenues in excess of overall expenses and costs of sales.

     Our net loss for the fiscal year ended December 31, 2002 was $4,705,692. A component of the loss other than the General and Administrative Expenses was the result of a $93,279 unrealized loss on marketable securities and a $3,342 net interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2002, our cash balance was $24,966. Our working capital requirements depend upon numerous factors, including, without limitation, levels of resources that we devote to the further development of our bar code processing software, technological advances, status of competitors and our ability to establish collaborative arrangements with other organizations. We are seeking to raise up to $5 million of additional capital from private investors and institutional money managers in the next few months, but there can be no assurance that we will be successful in doing so. If we are not successful in raising any of this additional capital, our current cash resources are not sufficient to fund our current operations into the third quarter of 2003. We intend to accelerate our development and infrastructure spending in the coming calendar quarters if we have sufficient capital resources available to do so, however, our ability to do so is highly uncertain at this time. Our independent auditors have noted in their report on our 2002 financial statements that there are existing uncertain conditions that we face relative to our capital raising activities, and these conditions raise substantial doubt as to our ability to continue as a going concern.

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

     The Company has adopted SFAS No. 144 effective January 2, 2002. The adoption of the new statement will not have a significant impact on the Company's financial statements.


ITEM 7. FINANCIAL STATEMENTS

     The audited balance sheets of the Company as of December 31, 2002 and related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 are included, following Item 13, in sequentially numbered pages numbered F-1 through F-24. The page numbers for the financial statement categories are as follows:

                                      Index
                                                                     Page

Independent auditors' report                                          F-1

Consolidated balance sheet                                            F-3

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of December 31, 2002. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.


      NAME                     AGE        POSITION
      ----                     ---        --------

Dr. Ira W. Weiss                55        Chairman of the Board and Director

Stanley  A. Young               76        Directors

Adam D. Young                   40        Director (Resigned April 2003)

Michael  Dewar                  27        Chief Operating Officer, Treasurer and
                                          Director

John B. Kelly                   68        Director

Jerry Gruenbaum                 47        Secretary and In-House Legal
                                          Counsel

         THE OFFICERS AND DIRECTORS OF THE COMPANY ARE SET FORTH BELOW.

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

     STANLEY A. YOUNG was appointed The Chief Executive Officer and the Chairman of the Board of Directors of the Company in January 2002 as part of the reverse merger with International Wireless, Inc. In April 2002 Mr. Young resigned from the Board and has re-joined the Board in March 2003. Mr. Young is a co-founder of International Wireless, Inc. He is an accomplished entrepreneur and venture capitalist who over the past 40 years has founded, financed, and directed many successful companies in a variety of industries. In 1996, Mr. Young was instrumental in the successful IPO of Compressent Corporation and, in early 1997, successfully brought out SEEC, Inc. through H.C. Wainwright. In 1994, he played a major role in the IPO of Andyne Computing, a developer of precision support software for end-users. In 1990, as a director of Jet Form, Inc., he helped the company secure financing and go public in 1993. In 1985, Mr. Young re-structured and provided $700,000 of new capital to a small, insolvent garment manufacturer. Nutmeg Mills Industries went on to design and manufacture a popular line of apparel with valuable licensing rights from colleges and professional sports franchises. The company went public within a year of Mr. Young's involvement at a valuation of $16 million, besting even Microsoft's IPO performance that year. In 1991, Dow Jones recognized Nutmeg as the second best NYSE stock. In 1994, Nutmeg was acquired for $350 million. Also in 1985, Mr. Young invested the seed money and became a Director of Parametric Technology, a developer of CAD/CAM software. The company went public with Alex Brown in 1989 and today possesses a $1 billion market cap.

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

     ADAM D. YOUNG was appointed to the Board of Directors in April 2002. He resigned from the Board in April 2003. For the past five years, Mr. Young has worked in the real estate investment and development field as President of Young Development Corp. Previously, Mr. Young worked as a venture capitalist, investing primarily in computer hardware, computer software and telecommunications firms. Mr. Young continues to invest in high tech firms and maintains an ownership position in many promising private companies. He is a significant shareholder in SEEC, Inc. (NASDAQ: SEEC) which provides technologies for using the internet to access legacy data from mainframe systems. Mr. Young received an A.B. degree from Harvard College in 1986.

     JOHN B. KELLY was appointed to the Board of Directors in April 2002. Mr. is currently a principal at Reid Eddison Inc., a Canadian technology mentoring company. Throughout his career, Mr. Kelly has been a pioneer within the Canadian high-technology industry. He was the President and CEO of JetForm Corporation from 1995 until 1999. A global leader in providing open, client/server and web-based E-Process software solutions, Jetform's revenues increased tenfold from $10 million to $100 million under his leadership. Mr. Kelly founded and was CEO of Why Interactive Inc., Canada's first interactive multimedia development company. He was also founder, President and CEO at Computer Innovation Distributors Inc. and Nabu Network Corporation, a cable-based software and information distributor. A founder of SHL Systemhouse Ltd., Canada's largest systems integrator, he served as Senior Vice-President and COO from the company's inception in 1974 until 1980. In 1997, Mr. Kelly was recognized as both the City of Ottawa's High Technology Citizen of the Year, and the Province of Ontario's Master Entrepreneur of the Year. In 1998 he won the Ottawa Business Journal's poll for the city's most respected CEO, and in 1999 he was presented with the Ottawa Centre for Research and Innovation (OCRI) Civic Entrepreneur of the Year Award. Mr. Kelly is Co-Chairman of the Board of Directors of the Canadian Advanced Technology Alliance (CATA) and past Chair of Innovators Alliance, an advisory council to the Government of Ontario with members representing Ontario's fastest growing companies. He also serves on the Boards of a number of private and public companies including AutoSkill International Inc., Burntsand Inc., Impatica Inc. and NexInnovations Inc. He holds an honors law degree and an honorary doctorate degree from the University of Ottawa, and an honors B.B.A. degree (Finance) from Iona College in New Rochelle, New York.

     JERRY GRUENBAUM, ESQ., is the Corporate Secretary, and General Counsel. He has been admitted to practice law since 1979 and is a licensed attorney in various states including the States of Massachusetts and Connecticut where he maintains his practice, specializing in Securities Law, Mergers and Acquisitions, Corporate Law, Tax Law, International Law and Franchise Law. He is a former President and a Chairman of the Board of Directors of a multinational publicly-traded company with operations in Hong Kong and the Netherlands. He worked for the tax departments for Peat Marwick Mitchell & Co. (now KPMMG Peat Marwick LLP) and Arthur Anderson & Co. (now Arthur Anderson LLP). He has served as Compliance Director for CIGNA Securities, a division of CIGNA Insurance. He has lectured and taught at various Universities throughout the United States in the areas of Industrial and financial Accounting, taxation, business law, and investments. Attorney Gruenbaum graduated with a B.S. degree from Brooklyn College - C.U.N.Y. Brooklyn, New York; has a M.S. degree in Accounting from Northeastern University Graduate School of Professional Accounting, Boston, Massachusetts; has a J.D. degree from Western New England College School of Law, Springfield, Massachusetts; and an LL.M. in Tax Law from the University of Miami School of Law, Coral Gables, Florida.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities of the Company. Copies of these filings must be furnished to the Company. The Company is in full compliance with Section 16(a).


ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid during the fiscal years ended December 31, 2002, 2001, and 2000 to the Company's Chief Executive Officer.

                           SUMMARY COMPENSATION TABLE

      NAME AND PRINCIPAL POSITION                          YEAR      SALARY
      -----------------------------------------            ----     --------

     Graham F. Paxton (1)                                  2002       US$nil
     Stanley  A.  Young(2),  Chairman,  and Chief          2001     $107,258
     Executive  Officer
     Gregory  H.  Laborde(3),  Director,  and              2001       US$nil
     Chief  Executive  Officer                             2000       US$nil
     Omar  A. Rizvi(4), Chairman, and                      2001       US$nil
     Chief  Executive Officer                              2000       US$nil


(1) On August 19, 2002 Graham Paxton by Agreement with the Company resigned as Chief Executive Officer, President and a member of the Board of Directors.

(2) On April 5, 2002, Stanley A. Young retired as Chairman, and Chief Executive Officer and Graham F. Paxton became Chief Executive Officer, President and a member of the Board of Directors.

(3) On December 27, 2001, Gregory H. Laborde resigned as Chief Executive Office of the Company as part of the reverse merger with International Wireless, Inc.

(4) On August 11, 2001, Omar A. Rizvi resigned as President and Chairman of the Board of the Company for personal reasons.

COMPENSATION AGREEMENTS

     The Company has entered into eight employment agreements with employees and officers of the company whereby the Company has the potential liability to pay a minimum total salary of $889,200 per annum plus bonus, annual increase and stock options. These employment agreements terminate on December 31, 2004. Most of these employees are no longer with the Company. The Company is in legal dispute as to the degree of its obligations it may have to these employees.

BOARD OF DIRECTORS

     During the year ended December 31, 2002, all corporate actions were conducted by unanimous written consent of the Board of Directors. Directors receive no compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses incurred in attending board meetings. The Company had no audit, nominating or compensation committees, or committees performing similar functions, during the year ended December 31, 2002.

STOCK OPTION PLAN

     Effective December 27, 2001, the Company granted qualified stock options to purchase 1,607,500 shares (representing post-Merger shares) of the Company's common stock to employees and consultants with exercise prices ranging from $0.40 to $0.46 per share. These options vest between one and three years and expire from one to five years from issuance date. The options issued to the employees and consultants have no intrinsic value as of this date.

     During the year ended December 31, 2002, the Company granted additional options (net of cancellations) to employees and consultants with exercise prices ranging from $0.15 to $1.44 per share. The option vest between one and three years and expire from one to five years from issuance date. The options issued to employees have an no intrinsic value as of this date.

     During the year ended December 31, 2001, prior to the Merger, the Company issued non-qualified options to purchase 50,000 shares of the Company's common stock to employees and consultants with an exercise price of $0.01 per share. These options vest over one year and have no expiration date. Compensation expense for the year ended December 31, 2001 relating to these options amounted to $116,887. On December 27, 2001, the date of the Merger, these 50,000 options were recapitalized into 226,066 options to purchase the public entity's common stock.

     During the year ended December 31, 2002, the Company issued an additional 197,666 non-qualified stock options to employees at an exercise price of $0.01 per share. These options vest over one year and have no expiration date. Compensation expense was not provided for these options since the options were issued to compensate for a reduction in salary.

     For the year ended December 31, 2002, the Company has amortized stock based compensation established in 2002 and 2001. The amount included in the financial statement for the year ended December 31, 2002 and 2001 is $1,542,310 and $116,887.

     Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the company had accounted for its employee stock options under the fair value method of SFAS 123. The
Black-Scholes option-pricing model with the following weighted-average assumptions are as follows:

                                                             December 31,
                                                             ------------
                                                       2002            2001
                                                       ----            ----
Assumptions
-----------
Risk-free rate                                     1.99-4.16     2.26 - 5.43%
Dividend yield                                           N/A             N/A
Volatility factor of the expected market
   price of the Company's common stock                 45.37             298%
Average life                                              4           5 years

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. Accordingly, there is no difference between actual and proforma results during the years ended December 31, 2002 and 2001.

Stock option activity is summarized as follows:

Qualified Stock Options
-----------------------
                                Number       Weighted        Number of      Weighted
                              of options     Average          Shares         Average
                             Outstanding   Exercise Price   Exercisable   Exercise Price
                             -----------   --------------   -----------   --------------

Balance January 1, 2001                             -
Option granted (representing
  post-merger shares)                       1,607,500
                               ---------
Balance December 31, 2001        1,607,500      $0.46
Granted                        1,774,000      $0.72
Exercised                       (487,500)     $0.42
Cancelled                       (792,500)     $0.75
                               ---------      -----
Balance December 31, 2002      2,101,500      $0.52          804,655          $0.54
                               =========      =====          =======          =====

Non Qualified Stock Options
------------------------------
                                Number       Weighted     Number of      Weighted
                              of options     Average        Shares       Average
                             Outstanding   Exercise Price Exercisable  Exercise Price
                             -----------   -------------- -----------  --------------
Balance January 1, 2001                -
Granted                          226,066      $0.01
                                 -------      -----
Balance December 31, 2001        226,066      $0.01
Granted                          937,666      $0.08
Exercised                        (22,607)     $0.01
Cancelled                       (740,000)     $0.10
                                --------      -----
Balance December 31, 2002        401,125      $0.01        401,125          $0.01
                                ========      =====        =======          =====
Total Qualified and
   Non Qualified
  Options Outstanding          2,502,625
                               =========

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

Transactions involving warrants are summarized as follows:
Balance - January 1, 2001                                                 -
Warrants assumed in the Merger (representing post-Merger shares)  1,614,482
                                                                  ---------
Balance - December 31, 2001                                       1,614,482
Warrants exercised for cash                                        (890,832)
Warrants exercised for debt conversion                              (50,000)
              Warrants cancelled                                   (429,166)
              Adjustment for reverse merger                         (81,602)
                                                                  ---------
              Balance December 31, 2002                             162,882
                                                                  =========

The following table summarizes information concerning warrants outstanding at December 31, 2001.

                                Weighted
                   Number       Average                       Weighted
Exercise Price  Outstanding     Remaining       Number         Average
                              Contractual Life Exercisable  Exercise Price
--------------  --------------  -----------  -----------  ---------------
    0.40          21,534           5 years      21,534          $ 0.40
    0.75           5,332           4 years       5,332          $ 0.75
    1.50         114,999           4 years     114,999          $ 1.50
    2.70           4,166           4 years           -          $ 2.70
    3.60           8,333           4 years           -          $ 3.60
   13.50           8,518           4 years           -          $13.50

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of December 31, 2002 with respect to the beneficial ownership of the common stock of the Company by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer and all executive officers and directors of the Company as a group, the number of shares of common stock owned by each such person and group and the percent of the Company's common stock so owned.

     As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. The address of those persons for which an address is not otherwise indicated is 55 Marble Ridge Road, North Andover, Massachusetts 01845.

NAME OF BENEFICIAL OWNER      NUMBER OF SHARES            PERCENTAGE OF CLASS(1)
------------------------      ------------------------    ------------------

Dr. Ira W. Weiss                            --(2)                  --%
Michael Dewar                          713,033(3)                3.07%
Stanley A. Young                     8,818,763(4)               37.93%
John B. Kelly                              ---                     --%
Jerry Gruenbaum, Esq.                      ---(5)                  --%
All Directors and Executive Officers
as a group (4 persons)               9,531,796                  41.00%

5% Beneficial Owners
Young Technology Fund II             1,652,153(5)                7.11%
Young Technology Fund I              2,976,759(6)               12.80%

(1) Calculations based upon 23,249,442 shares of common stock issued and outstanding on December 31, 2002.

(2) Dr. Weiss holds 50,001 options at $0.46 per share, exercisable 16,667 at the end of each fiscal year for fiscal years 2002 through 2004.

(3) Represents 600,000 shares owned by Donald R. Dewar and 113,033 owned by Brenda Dewar, the parents of Michael Dewar. In addition Mr. Dewar holds 450,000 options at $0.46 per share, exercisable 37,500 at the end of each fiscal quarter for fiscal years 2002 through 2004.

(4) Mr. Young owns 3,725,114 shares in his own name, plus 600,000 options at $0.46 per share, exercisable 50,000 at the end of each fiscal quarter for fiscal years 2002 through 2004. In addition he is attributable to owning in addition 464,737 shares owned by his wife Barbara Young, and is attributable to owning 2,976,759 shares owned by Young Technology Fund I and 1,652,153 shares owned by Young Technology Fund II for whom he holds investment rights and a large ownership percentage.

(5) Atty. Jerry Gruenbaum holds 50,000 options at $0.46 per share exercisable on or before December 31, 2005.

(6)  Young  Technology  Fund II is managed by and is attributable to Mr. Stanley
     A. Young.

(7) Young Technology Fund I is managed by and is attributable to Mr. Stanley A. Young.

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

     In accordance with the Acquisition Agreement, the Board of Directors of the Company had approved to file a change of name for the Company from Origin Investment Group, Inc. to International Wireless, Inc., and to change the corporate office from Santa Monica, California to 120 Presidential Way, Woburn, Massachusetts 01801. The change of corporate office took place immediately. The change of name and the change in trading symbol from OGNI to IWIN took place on January 2, 2002.

     On May 30, 2003, the Company entered into a Merger Agreement to merge the Company with Scanbuy, Inc. a Delaware corporation with its corporate headquarters located in New York, New York. Under said Merger Agreement the Company is scheduled to issue to the shareholders of Scanbuy 25,594,965 newly issued unregistered Common Shares which equal to the issued and outstanding shares of the Company as of May 19, 2003.

     The above Merger Agreement is subject to approval of the transaction by the directors and shareholders of each of the Company and Scanbuy including an increase in the authorized number of shares of the Company to enable it to do the merge, and execution of appropriate employment and non-compete agreements. The parties anticipate closing the transaction on or before June 16, 2003. if the above merger takes place, that merger would result in a change of control of the Company, and as such the Company's management team may change as well as the location for its operations from Massachusetts to New York.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On April 15, 2001 the Company entered into a revolving credit agreement with Atlantic Venture Management, LLC ("Atlantic") whereby the Company would advance or incur expenses on behalf of Atlantic up to $20,000. The note bears interest at 6% and is due December 31, 2003. The balance due under this note receivable at December 31, 2001 was $6,324. Stanley A. Young, the former Chief Executive Officer and current director and Michael Dewar the current Chief Operating Officer and director of the Company are also general partners of Atlantic.

     On September 1, 2001 the Company entered into a revolving credit agreement with Mitigo, whereby the Company would advance or incur expenses on behalf of Mitigo up to $600,000. The note bears interest at 6% and was due December 31, 2003. The balance due under this note receivable at December 31, 2001 was $216,091. On January 11, 2002 the Company acquired all of the issued and outstanding shares of Mitigo (See Note 3 and 7 to the audited financial statements) and the loan has been eliminated as a result of the merger.

     On January 31, 2001 the Company entered into a three year consulting agreement with Mercury Intertrade, LTD ("Mercury") whereby Mercury will provide consulting services to negotiate and close contracts relating to wireless technology primarily in the Republic of South Africa. Mercury is owned by a relative of Michael Dewar the Chief Operating Officer and director of the Company.

     During the year ended December 31, 2001 the Company advanced an aggregate of $70,500 to the Chief Operating Officer and a relative of the Chief Operating Officer. These loans are non-interest bearing loans and there are no formal agreements or repayment terms for these loans. During the year ended December 31, 2002, $50,000 was repaid to the Company and $20,500 was charged off to consulting expenses for services rendered.

     The Company has two line of credit agreements with Stanley A. Young, the former Chief Executive Officer and Chairman of the Board and a Company which he and Michael Dewar the current Chief Operating Officer are general partners. The total available under these agreements is $320,000 with interest rates of 6% and due dates through December 31, 2003. The lenders may opt to convert all, or part of these loans into common stock of the Company (at the market price at the time of conversion), on or before the due dates. The balance outstanding under these note agreements at December 31, 2002 was $168,473.

                                    PART IV.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

Exhibit Number      Document Description
--------------      --------------------

     3.1 Certificate of Incorporation of Origin Investment Group, Inc. as filed with the Maryland Secretary of State on April 6, 1999, incorporated by reference to the Company's
                    Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 16, 1999.

     3.3 Bylaws of Origin Investment Group, Inc., incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 16, 1999.

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

    10.3 Lease Agreement dated January 8, 2001, incorporated by reference to the Company's Annual Report on Form 10-KSB for calendar year ended December 31, 2001 filed with the Securities and Exchange Commission on April 16, 2002.

    10.4 Employment Agreement of Michael Dewar, Chief Operating Officer and member of the Board of Directors incorporated by reference to the Company's Annual Report on Form 10-KSB for calendar year ended December 31, 2001 filed with the Securities and Exchange Commission on April 16, 2002.

    10.5            Employment  Agreement  of  Jerry  Gruenbaum,  Secretary  and
                    General Counsel.

    10.6            Licensing Agreement between  Mitigo,  Inc.  and  Cobblestone
                    Software, Inc. dated January 10, 2002 incorporated by reference to the Company's Annual Report on Form 10-KSB for calendar year ended December 31, 2001 filed with the Securities and Exchange Commission on April 16, 2002.

    21.1            Subsidiaries of the Company

    99.1            Certification of Chief Operating Officer

    99.2            Certification of Chief Financial Officer

     (b) Reports on Form 8-K:

                    The Company filed a Form 8-K on January 17, 2002 relating to change of control of the Company due to acquisition of International Wireless, Inc. a Delaware corporation for 9,721,080 newly issued shares.

                    The Company filed a Form 8-K on January 31, 2002 relating to acquisition 0f Mitigo, Inc. a Delaware corporation for 4,398,000 newly issued shares, 2,998,006 at closing and 1,399,994 in escrow.

                    The Company filed a Form 8-K/A on March 12, 2002 relating to Form 8-K filed on January 17, 2002, correcting the amount of shares issued in the acquisition from 9,721,080 to 9,495,014.

                    The Company filed a Form 8-K/A on March 27, 2002 relating to Form 8-K filed on January 31, 2002, adding the audited financial statements for Mitigo, Inc. and Pro Forma financials for the combined companies.

                    The Company filed a Form 8-K on April 8, 2002 relating to the Company's entering into an employment Agreement with Graham Paxton as it future President and CEO effective May 1, 2002.

                    The Company filed a Form 8-K on April 12, 2002 relating to the resignation of Stanley A. Young as member of the Board of Directors and appointment of Ira Weiss as the new Chairman of the Board.

                    The Company filed a Form 8-K on April 25, 2002 relating to election of Adam Young to the Board of Directors.

                    The Company filed a Form 8-K on May 8, 2002 relating to Correction to Articles of Amendment filed with the State of Maryland to reflect change in par value for the Company's shares from $0.001 to $0.009.

                    The Company filed a Form 8-K on June 21, 2002 relating to replacing its current certifying accountants Marcum & Kliegman LLP of New York, New York with William A. Meyler, CPA of Middletown, New Jersey.

                    The Company filed a Form 8-K on August 19, 2002 relating to Termination Agreement with Graham F. Paxton its then President and CEO effective August 1, 2002 by mutual consent.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INTERNATIONAL WIRELESS INC.
                                      --------------------------------------
                                      (Registrant)

Date: 06/09/03                        By:  /s/  MICHAEL DEWAR
                                         -----------------------------------
                                         Michael Dewar
                                         Chief Operating Officer

Date: 06/09/03                        By:  /s/ JERRY GRUENBAUM
                                         -----------------------------------
                                         Jerry Gruenbaum, Esq.
                                         Secretary and General Counsel

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 06/09/03                        By:  /s/ MICHAEL DEWAR
                                         -----------------------------------
                                         Michael Dewar
                                         Chief Operating Officer and
                                         Director

Date: 06/09/03                        By:  /s/ IRA W. WEISS, PH.D.
                                         -----------------------------------
                                         Ira W. Weiss, Ph.D.
                                         Chairman of the Board

Date: 06/09/03                        By:  /s/ JERRY GRUENBAUM
                                         -----------------------------------
                                         Jerry Gruenbaum, Esq.
                                         Secretary and General Counsel

Date: 06/09/03                        By:  /s/ STANLEY A. YOUNG
                                         -----------------------------------
                                         Stanley A. Young, Director

Date: 06/09/03                        By:  /s/ JOHN B. KELLY
                                         -----------------------------------
                                         John B. Kelly, Director

                          INTERNATIONAL WIRELESS, INC.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE YEAR ENDED DECEMBER 31, 2002 AND 2001


                                MEYLER & COMPANY
                          CERTIFIED PUBLIC ACCOUNTANTS
                                  ONE ARIN PARK
                                 1715 HIGHWAY 35
                              MIDDLETOWN, NJ 07748
                                  732-671-2244

                                     - F1 -

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors of
International Wireless, Inc.

We have audited the accompanying consolidated balance sheet of International Wireless, Inc. and Subsidiary (a Development Stage Company) as of December 31, 2002 and the related consolidated statements of operations, stockholders equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated balance sheets as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001 were audited by Marcum and Kliegman, LLP for which they expressed a qualified opinion in their report dated February 22, 2002.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Wireless, Inc. and Subsidiary as of December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the

                                     - F2 -

Consolidated financial statements, the Company incurred a net loss of 4,705,692, and there are existing uncertain conditions that the Company faces relative to its capital raising activities. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                       /s/ Meyler & Company, LLC

March 1, 2003, except Not 17, to which the date is June 6, 2003
Middletown, NJ

                                     - F3 -

                          INTERNATIONAL WIRELESS, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                    ASSETS                        December 31
                                                                  -----------
CURRENT ASSETS                                              2002          2001
                                                            ----          ----
   Cash and cash equivalents                           $   24,966    $   54,310
   Marketable securities, at market value                       -        93,279
   Prepaid expenses                                        88,610       164,117
                                                       ----------    ----------
          Total Current Assets                            113,576       311,706
PROPERTY AND EQUIPMENT, NET                               812,590        74,300
OTHER
   Loans receivable, related parties                            -       292,915
   Security deposit                                        24,428        41,856
                                                       ----------    ----------
          Total Other assets                               24,428       334,771
                                                       ----------    ----------
                                                       $  950,594    $  720,777
                                                       ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                    $  551,837    $  148,897
   Accrued expenses                                        36,146        20,816
   Accrued salaries                                       299,740        90,880
   Accrued payroll taxes                                  121,103             -
   Notes payable, related parties                         168,473       146,830
   Current portion of capital lease obligations            16,081         7,986
   Loans payable                                           19,792        42,000
                                                       ----------    ----------
          Total Current Liabilities                     1,213,172       457,409
OTHER LIABILITIES
   Capital lease obligations, less current portion         14,018        20,520
          Total Liabilities
STOCKHLDERS' EQUITY
   Preferred stock, $0.01  par value, 5,000,000 shares
     authorized; none issued and outstanding                    -             -
   Common stock, $0.009 par value, 50,000,000 shares
     authorized; 23,249,442 and 10,715,904 at December
     31, 2002 and 2001 respectively                       209,245        96,443
   Additional paid-in capital                           8,612,489     4,682,116
   Subscription receivable                                      -      (143,073)
   Deficit accumulated during development stage        (9,098,330)   (4,392,638)
                                                       ----------    ----------
          Total Stockholders' Equity                     (276,596)      242,848
                                                       ----------    ----------
                                                       $  950,594    $  720,777
                                                       ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                                     - F4 -

                          INTERNATIONAL WIRELESS, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                      Cumulative
                                                                 January 1, 2001
                                              For the Year Ended  (Inception) to
                                                  December 31,      December 31,
                                           ----------------------
                                                2002        2001          2002
                                                ----        ----          ----
REVENUES                                  $    31,093            -   $   31,093

OPERATING EXPENSES                          4,640,164   $1,276,646    5,916,810

          Operating loss                    4,609,071    1,276,646    5,885,717
                                          -----------  -----------  -----------
OTHER EXPENSE
   Interest expense, net                       (3,342)      (8,854)     (12,196)
   Unrealized loss on marketable securities   (93,279)  (1,571,778)  (1,665,057)
   Loss on sale of marketable securities            -   (1,535,360)  (1,535,360)
                                          -----------  -----------  -----------
          Total Other Expenses                (96,621)  (3,115,992)  (3,212,613)
                                          -----------  -----------  -----------
NET LOSS                                  $(4,705,692) $(4,392,638) $(9,098,330)
                                          ===========  ===========  ===========
NET LOSS PER COMMON SHARE
   Basic and Diluted                      $     (0.29) $     (0.61) $     (1.00)
                                          ===========  ===========  ===========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                              16,167,833    7,150,193    9,061,914
                                           ==========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                                     - F5 -

                          INTERNATIONAL WIRELESS, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
         For the Period January1, 2001 (Inception) to December 31, 2002

                                           Common         Stock         Paid-in       Subscription    Accumulated
                                           Shares         Amount        Capital        Receivables      Deficit         Total
                                           ------         ------        -------       ------------    -----------       -----
Issuance of shares in exchange
  for marketable securities               1,483,384     $  1,483       3,395,466                -              -      $3,396,949
Issuance of common stock to
  consultants                               155,496          156         355,931                -              -         356,087
Issuance of common stock
  options for services rendered                   -            -         116,887                -              -         116,887
Issuance of common stock in
  connection with private place-
  ments, net of offering costs of
  $24,727                                   461,178          461       1,030,907         (143,073)             -         888,295
Reverse Merger(Note 1)
  Exchange of International
  Wireless, common stock                 (2,100,058)      (2,100)          2,100                -              -               -
Issuance of common stock
  to owners of International
  Wireless, Inc.                          9,495,014       85,455         (85,455)               -              -               -
Outstanding common stock
  of Origin Investment Group              1,220,890       10,988        (133,720)               -              -        (122,732)
Net loss                                          -            -               -                -     (4,392,638)     (4,392,638)
                                         ----------       ------        --------         --------     ----------      ----------
Balance December 31, 2001                10,715,904       96,443       4,682,116         (143,073)    (4,392,638)        242,848
Subscription receipts                             -            -               -          143,073              -         143,073
Conversion of notes payable
  to common stock at $0.34
  to $0.46 per share under
  a private placement offering               99,900          899          41,101                -              -          42,000
Conversion of related party
  debt to common stock
  at $0.10 per share                      1,550,414       13,954         146,195                -              -         160,149
Issuance of common stock
  in connection with private
  placement                               5,863,928       52,775         638,997                -              -         691,772
Issuance of common stock
  for exercise of warrants at
  $0.43 per share                           890,832        8,018         377,965                -              -         385,983
Issuance of common stock
  for exercise of stock options
  at $0.40 per share                        510,107        4,591         199,459                -              -         204,050
Issuance of common stock
  to consultants at $0.15 to
  $1.50 per share                           620,351        5,583         358,962                -              -         364,545
Issuance of common stock
  options for services rendered                   -            -       1,542,310                -              -       1,542,310
Issuance of common stock
  to acquire Mitigo software
  at $0.2176 per share                    2,998,006       26,982         625,384                -              -         652,366
Net loss for year ended
  December 31, 2002                               -            -               -                -     (4,705,692)     (4,705,692)
                                         ----------     --------      ----------         --------    -----------      ----------
                                         23,249,442     $209,245      $8,612,489                -    $(9,098,330)     $ (276,596)
                                         ==========     ========      ==========         ========    ===========      ==========

  The accompanying notes are an integral part of these financial statements.

                                     - F6 -

                          INTERNATIONAL WIRELESS, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                    January 1, 2001
                                                                            For the Year             Inception to
                                                                             December 31,             December 31,
                                                                   -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                    2002              2001            2002
                                                                        ----              ----            ----

   Net Loss                                                        $(4,705,692)      $(4,392,638)    $(9,098,330)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation                                                     25,746            12,865          38,611
       Amortization of intangible asset                                178,975                 -         178,975
       Prepaid consulting amortization                                  83,067                 -          83,067
       Conversion of loan receivable to consulting expenses             20,500                 -          20,500
       Loan receivable write off                                         6,324                 -           6,324
       Unrealized loss on marketable securities                         93,279         1,571,778       1,665,057
       Loss on sale of marketable securities                                 -         1,535,360       1,535,360
       Stock based compensation                                      1,906,855           472,974       2,379,829
     Changes in operating assets and liabilities:
       Increase in prepaid expenses                                     (7,560)         (164,117)       (171,677)
       Decrease (increase) in security deposits                         17,428           (41,856)        (24,428)
       Increase in accounts payable                                    372,535           148,897         521,432
       Increase in accrued expenses                                     15,330            20,816          36,146
       Increase in accrued salaries                                    208,860             1,538         210,398
       Increase in accrued payroll taxes                               121,103                 -         121,103
                                                                     ---------         ---------       ---------
                   Total adjustments                                 3,042,442         3,558,255       6,600,697
                                                                     ---------         ---------       ---------

       NET CASH USED IN OPERATING ACTIVITIES                        (1,663,250)         (834,383)     (2,497,633)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                 (37,949)          (41,076)        (79,025)
   Repayment of loans receivable, related parties                       50,000                 -          50,000
   Proceeds from sale of marketable securities                               -           202,892         202,892
   Advances under loans receivable to related parties                        -          (302,915)       (302,915)
                                                                     ---------         ---------      ----------
       NET CASH PROVIDED (USED IN ) INVESTING
         ACTIVITIES                                                     12,051          (141,099)       (129,048)
                                                                     ---------         ---------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from notes payable, related parties                    201,584           146,830         348,414
   Payments, increased obligations on capital lease obligations         (4,607)           (5,333)         (9,940)
   Net proceeds from issuance of common stock                        1,424,878           888,295       2,313,173
                                                                     ---------         ---------       ---------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                       1,621,855         1,029,792       2,651,647
                                                                     ---------         ---------       ---------

     NET (DECREASE) INCREASE IN CASH AND CASH
       EQUIVALENTS                                                     (29,344)           54,310          24,966

CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR                             54,310                 -               -
                                                                     ---------         ---------       ---------

CASH AND CASH EQUIVALENTS-END OF YEAR                                $  24,966         $  54,310       $  24,966
                                                                     =========         =========       =========

   The accompanying notes are an integral part of these financial statements.

                                     - F7 -

                          INTERNATIONAL WIRELESS, INC.
                          (A Development Stage Company)

                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

                                                                                             January 1, 2001
                                                                      For the Year Ended       Inception to
                                                                         December 31,           December 31,
                                                                      2002          2001            2002
                                                                      ----          ----            ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION Cash paid during the year for:
     Interest                                                      $   3,342    $   11,728      $   15,070
                                                                   =========    ==========      ==========

   Non-cash investing and financing activities:
     Equipment acquired through capital leases                     $   6,200    $   33,839      $   40,039
                                                                   =========    ==========      ==========

     Issuance of shares in exchange for marketable securities              -    $3,396,949      $3,396,949
                                                                   =========    ==========      ==========

     Subscription receivable in connection with issuance
       of common stock                                             $(143,073)   $  143,073      $        -
                                                                   =========    ==========      ==========

   Assets and liabilities acquired in connection with
     Merger (Note 1 ):
   Marketable securities                                                        $    6,360      $    6,360
   Property and equipment                                                           12,250          12,250
   Loans payable, related party                                                    (10,000)        (10,000)
   Accounts payable and accrued expenses                                           (89,342)        (89,342)
   Loans payable                                                                   (42,000)        (42,000)
                                                                                ----------      ----------

          Net recapitalization in connection with merger                        $ (122,732)     $ (122,732)
                                                                                ==========      ==========

   Acquisition of Mitigo, Inc. and allocation of purchase price:
     Property and equipment                                        $   3,989             -      $    3,989
     Software                                                        894,873             -         894,873
     Liabilities assumed                                            (246,496)            -        (246,496)
                                                                   ---------                    ----------

                                                                   $ 652,366             -      $  652,366
                                                                   =========                    ==========

   The accompanying notes are an integral part of these financial statements.

                                      -F8 -

                          INTERNATIONAL WIRELESS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 and 2001


NOTE 1    DESCRIPTION OF BUSINESS,  GOING CONCERN  UNCERTAINTY AND  MANAGEMENT'S
          PLANS

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

          Reverse Merger

          On December 27, 2001, Origin Investment Group, Inc. ("Origin") acquired all of the Company's outstanding common stock by the issuance of 9,495,014 shares of $0.009 par value common stock the (the "Merger"). Simultaneously, Origin changed its name to International Wireless, Inc. and effected a one-for-nine reverse stock split, which reduced Origin's outstanding shares of common stock from 10,985,565 to 1,220,890. In connection with the Merger, the Company became a wholly owned subsidiary of Origin and the Company's officers and directors replaced Origin's officers and directors. Prior to the Merger, Origin was a non-operating "shell" corporation. Pursuant to Securities and Exchange Commission rules, the Merger of a private operating company (International Wireless, Inc.) into a non-operating company (International Wireless, Inc.) into a non-operating public shell corporation with nominal net assets (Origin) is considered a capital transaction. Accordingly, for accounting purposes, the Merger has been treated as an acquisition of Origin by the Company and a recapitalization of the Company. The historical financial statements prior to December 27, 2001 are those of the company. Since the Merger is a recapitalization of the Company and not a business combination, proforma information is not presented. In September and October 2001, a relative of the Chief Operating Officer of the Company acquired approximately 49% of Origin.

                                     - F9 -

                          INTERNATIONAL WIRELESS, INC.
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 and 2001


NOTE 1 DESCRIPTION OF BUSINESS, GOING CONCERN UNCERTAINTY AND MANAGEMENT'S PLANS (CONTINUED)

          Going Concern Uncertainty and Management's Plans

          As shown in the accompanying financial statements, the Company incurred a net loss of $4,705,692 and $4,392,638 during the years ended December 31, 2002 and 2001 resulting in a deficit accumulated during the development stage of $9,098,330. Management's plans include the raising of capital and seeking out companies to acquire. On January 11, 2002 the Company acquired Mitigo, Inc. ("Mitgo"). Failure to raise capital or generate revenue through the Mitigo acquisition may result in the Company depleting its available funds, being able to fund its investment pursuits and cause it to curtail or cease operations. Additionally, even if the company does raise sufficient capital or generate revenue through Mitigo, there can be no assurances that the net proceeds or the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

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

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                     - F10 -

                          INTERNATIONAL WIRELESS, INC.
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 and 2001


NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Income Taxes

          The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if , based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

          At December 31, 2002, the Company has net operating loss carryforwards of approximately $5,053,000 which expire through 2022. Based on the fact that the Company has generated operating losses since inception, a deferred tax asset of approximately $1,100,000 has been offset by a valuation allowance of $1,100,000. At December 31, 2001, Origin also had net operating loss carryforwards. However, pursuant to Section 382 of the Internal Revenue Code these carryforwards are eliminated.

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

          Net Loss Per Common Share

          The Company computes per share amounts in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common

                                     - F11 -

                          INTERNATIONAL WIRELESS, INC.
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 and 2001


          Net Loss Per Common Share (Continued)

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

          Stock-Based Compensation

          SFAS No. 123, "Accounting for Stock-Based Compensation" prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires employee compensation expense to be recorded (1) using the fair value method or (2) using the intrinsic value method as prescribed by accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the fair value method. The Company accounts for employee stock based compensation in accordance with the provisions of APB 25. For non-employee options and warrants, the company uses the fair value method as prescribed in SFAS 123.

          Fair Value of Financial Instruments

          SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values of financial instruments. The carrying

                                     - F12 -

                          INTERNATIONAL WIRELESS, INC.
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 and 2001


          Fair Value of Financial Instruments (Continued)

          amounts reported in the statement of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

          New Accounting Pronouncements

          In July 2001, the Financial Accounting Standards Board ("FSAB") issued SFAS NO. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

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

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 changes the accounting for long-lived assets to be held and used by eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment, by providing a probability weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of possible future cash flows and by establishing a primary-asset approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for long-lived assets to be held and used. SFAS No. 144 changes the accounting for long-lived assets to be disposed of other than by sale by requiring that the depreciable life of a long-lived asset to be abandoned be revised to reflect a shortened useful life and by requiring the impairment loss to be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. SFAS No 144 changes the accounting for long-lived assets to be disposed of by sale by requiring that discontinued operations no longer be recognized in a net realizable value basis (but at

                                     - F13 -

                          INTERNATIONAL WIRELESS, INC.
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 and 2001

          New Accounting Pronouncements (Continued)

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

          The Company has adopted SFAS No. 144 effective January 2, 2002. The adoption of the new statement will not have a significant impact on the Company's financial statements.

NOTE 3    ACQUISITION OF MITIGO, INC.

          On January 11, 2002, the company acquired 100% of the issued and outstanding stock of Mitigo, Inc. ("Mitigo") for an aggregate purchase price of 4,398,000 shares of the company's common stock to be issued to the stockholders of Mitigo ("Sellers"). An aggregate of 2,998,006 shares were issued to the sellers at closing and 1,399,994 shares are held in escrow. These escrow shares will be released to the Sellers pursuant to a formula based upon net income for 2002 and 2003, as defined in the agreement. Any escrow shares not released to the Sellers, will be returned to the Company.

          The allocation of the purchase price was as follows:
          Value of 2,998,006 shares of common stock at
                $1.76(1)per share                                    $5,267,491
              Less: Write down of fair value due to impairment
                of Company's publicly traded stock price at
                December 31, 2002(2)                                  4,624,125
                                                                     ----------
              Adjusted purchase price                                $  652,366
                                                                     ==========
              Fair value of net assets allocated as follows:
              Property and equipment                                 $    3,989
              Software (3)                                              894,873
              Liabilities assumed                                      (246,496)
                                                                     ----------
                                                                      $  652,366
                                                                     ==========

                                     - F14 -
---------------------
(1) Based upon average of five day close price from acquisition date (2) Based upon average of five day close price at December 31, 2002 (3) Software is being amortized over 5 years.

                          INTERNATIONAL WIRELESS, INC.
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 and 2001

NOTE 4    RELATED PARTY, CONSULTING FEES

          On January 31, 2001 the Company entered into a three year consulting agreement with Mercury Intertrade, LTD ("Mercury") whereby Mercury will provide consulting services to negotiate and close contracts relating to wireless technology primarily in the Republic of South Africa. Mercury is owned by a relative of the Chief Operating Officer of the Company. Consulting fees paid in cash and issuance of marketable securities to Mercury during the year ended December 31, 2001 and amounted to $113,247.

NOTE 5    MARKETABLE SECURITIES

          Companies are required to classify each of their investments into one of three categories, with different accounting for each category. At December 31, 2001, management has classified all their equity securities consisting of shares of common stock of one marketable equity security, as available-for-sale securities, which are reported at fair market value. Unrealized losses in the amount of $1,571,778 on these securities have been recorded in the consolidated statement of operations as an other-than-temporary decline of marketable securities. Gains or losses on the sale of securities are recognized on a specific identification basis. The Company's investment in marketable securities is summarized as follows:

                                                                    December 31,
                                                      -------------------------
                                                           2002          2001
              Balance  - at cost                      $  93,279    $  1,665,057
              Unrealized losses                         (93,279)    $(1,571,778)
                                                      ---------     -----------
              Balance - at fair value                 $      -     $     93,279
                                                      =========     ===========

          For the year ended  December 31, 2001 there were also realized  losses
          of  $1,535,360   on  the  sale  and  exchange  of   available-for-sale
          securities.

                                     - F15 -

                          INTERNATIONAL WIRELESS, INC.
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 and 2001


NOTE 6    PROPERTY AND EQUIPMENT

          Property and equipment at December 31, consist of the following:

                                                                      Estimated
                                                                       Useful
                                                    2002     2001      Lives
                                                 --------   ------   ---------
          Furniture and fixtures                $  20,438  $15,085    7 years
          Equipment and software                  975,875   55,045    5 years
          Leashold improvements                    33,862   17,035    4 years
                                                 --------   ------
                                                1,030,175   87,165

          Less: accumulated amortization and
                depreciation                     (217,585) (12,865)
                                                 --------   ------

          Property and Equipment, Net           $ 812,590  $74,300
                                                 ========   ======

          Depreciation and amortization expense for the year ended December 31, 2002 and 2001 was $204,721 and $12,865 respectively.

NOTE 7    LOANS RECEIVABLE, RELATED PARTIES

          Loans receivable, related parties consist of the following at December 31, 2001.

          Loans Receivable - Mitigo, Inc.

          On September 1, 2001 the Company entered into a revolving credit agreement with Mitigo, whereby the Company would advance or incur expenses on behalf of Mitigo up to $600,000. The note bears interest at 6% and was due December 31, 2003. The balance due under this note receivable at December 31, 2001 was $216,091. On January 11, 2002 the Company acquired all of the issued and outstanding shares of Mitigo (See Note 3) and the loan has been eliminated as a result of the merger.

          Loans Receivable - Atlantic Venture Management, LLC

          On  April,  15,  2001 the  Company  entered  into a  revolving  credit

                                     - F16 -

                          INTERNATIONAL WIRELESS, INC.
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 and 2001

          Loans Receivable - Atlantic Venture Management, LLC (Continued)

          agreement with Atlantic Venture Management, LLC ("Atlantic") whereby the Company would advance or incur expenses on behalf of Atlantic up to $20,000. The note bears interest at 6% and is due December 31, 2003. The balance due under this note receivable at December 31, 2001 was $6,234. The Chief Executive Officer and Chief Operating Officer of the Company are also general partners of Atlantic. During the year ended December 31, 2002, the balance was deemed uncollectible.

          Loans Receivable - Other Related Parties

          During the year ended December 31, 2001 the Company advanced an aggregate of $70,500 to the Chief Operating Officer and a relative of the Chief Operating Officer. These loans are non-interest bearing loans and there are no formal agreements or repayment terms for these loans. During the year ended December 31, 2002, $50,000 was repaid to the Company and $20,500 was charged off to consulting expense for services rendered.

NOTE 8    LOANS PAYABLE

          In connection with the Merger with Origin, the Company assumed an aggregate of $42,000 in the form of short term bridge loans from three accredited investors. These bridge loans varied in duration between sixty and ninety days and bear interest at 12% per annum. As of December 31, 2001 these loans were past due. During the first quarter of the year 2002, the notes were converted into the Company's common stock for the original loan value plus account interest.

NOTE 9    NOTES PAYABLE, RELATED PARTIES

          The Company has two lines of credit agreements with the Chief Executive Officer and a Company which the Chief Executive Officer and a Chief Operating Officer are general partners. The total available under these agreements is $320,000 with interest rates of 6% and due dates through December 31, 2003. The lenders may opt to convert all, or part of these loans into common stock of the company (at the market price at the time of conversion), on or before the due dates. The balance outstanding under these note agreements at December 31, 2002 and 2001 was $42,928 and $146,830.

                                     - F17 -

                          INTERNATIONAL WIRELESS, INC.
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 and 2001

NOTE 9    NOTES PAYABLE, RELATED PARTIES (CONTINUED)

          Additionally, at December 31, 2002, the Company has a note payable to the former President of the Company for $125,545.

NOTE 10   CAPITAL LEASE OBLIGATIONS

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

          As of December 31, 2002, minimum future lease payments under these capital leases are:

                                                           For the
                                                         Years Ending
                                                         December 31,    Amount
                                                         ------------   -------
                                                            2003        $20,182
                                                            2004          9,768
                                                            2005          5,660
                                                            2006             88

          Total minimum lease payments (forward)                        $35,698
                                                                        =======

                                                            For the Year Ended
                                                                    December 31,
                                                         ----------------------

                                                            2002          2001
          Total minimum lease payments (forward)          $35,698       $34,803
          Less: amounts representing interest              (5,599)       (6,297)
                                                          -------       -------
                Net minimum lease payments                 30,099        28,506
          Less: current portion                            16,081         7,986
                                                          -------       -------

          Long-term portion                               $14,018       $20,520
                                                          =======       =======

                                     - F18 -

                          INTERNATIONAL WIRELESS, INC.
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11   STOCKHOLDERS' EQUITY

          On January 31, 2001, the Company issued 1,483,384 shares (6,706,839 post-Merger equivalent shares) of common stock to its Chief Executive Officer, and other investors, in exchange for shares of common stock of Telehublink Inc., a publicly traded entity ("Telehublink"). These common shares issued by the company have been valued at $3,396,949 representing the fair value of the shares of Telehublink received by the Company. During the year ended December 31, 2001, prior to the Merger the Company issued 461,178 shares (2,085,129 post-Merger equivalent shares) of common stock in private placement transaction resulting in proceeds (excluding a subscription receivable of $143,073) net of transaction costs of $24,727 of $888,295. During the year ended December 31, 2001, prior to the Merger, the Company issued 155,496 shares (703,046 post-Merger equivalent shares) of common stock to consultants for services provided to the Company and recorded $356,087 in stock based compensation.

          During the year ended December 31, 2002, $42,000 of loans payable at December 31, 2001 were converted into the Company's common stock under a private placement for 49,900 shares and the exercise of 50,000 warrants.

          During the year ended December 31, 2002, $160,149 of notes payable, related parties was converted into 1,550,414 shares of common stock under the Company's private placement offering.

          During the year ended December 31, 2002, 5,863,928 shares of common stock were issued for $691,772 in connection with a private placement offering.

          During the year ended December 31, 2002, 620,351 shares of the Company's common stock were issued to consultants for services rendered at a value of $364,545.

          During the year ended December 31, 2002, 890,832 common stock warrants were exercised for $385,983 at prices ranging from $0.00 to $0.00 per share.

          During the year ended December 31, 2002, 510,107 shares of common stock were issued for the exercise of stock options for a consideration of $204,050. The options were exercised at a range of $0.00 to $0.00 per share.

                                     - F19 -

                          INTERNATIONAL WIRELESS, INC.
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 11   STOCKHOLDERS' EQUITY (CONTINUED)

          In connection with the acquisition of Mitigo, Inc. on January 11, 2002, 2,998,006 shares of common stock were issued for $5,267,491 representing the fair value of the Company's common stock at the date of issuance and subsequently adjusted to $652,366 as a result of the impairment of the Company's publicly traded stock price.

NOTE 12   COMMITMENTS AND CONTINGENCIES

          Office Lease

          On January 8, 2001, the Company entered into a noncancelable operating lease for office space which commenced on May 1, 2001 and expires on July 31, 2005 and on May 2, 2002 amended the lease for additional office space. The Company has paid a security deposit of $41,856 equivalent to six months of rent. The Company has elected to reduce the amount of security deposit to $20,928 under the terms of the lease agreement. At December 31, 2002, the Company is in arrears $48,000 and has agreed in February 2003 to offset the arrearages with the security deposit and the letter of credit which was established for the additional lease renovations.

          Minimum fixed rental payments are as follows:
                For the
              Year Ending
              December 31,                Amount
              ------------              --------
                  2003                  $171,132
                  2004                   171,132
                  2005                    85,566
                                        --------

                  Total                 $427,830
                                        ========

          Rent expense for the year ended December 31, 2002 and 2001 was $116,868 and $71,535, respectively.

                                     - F20 -

                          INTERNATIONAL WIRELESS, INC.
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 12   COMMITMENTS AND CONTINGENCIES (CONTINUED)

          Employment Agreements

          The Company has entered into five employment agreements with employees and officers of the Company whereby the Company will pay a minimum total salary of $942,500 per annum plus bonus, annual increases and stock options. These employment agreements terminate through December 2004, however they will automatically renew annually thereafter unless terminated by the employee or the Company.

NOTE 13   STOCK OPTIONS

          Effective December 27, 2001, the Company granted qualified stock options to purchase 1,607,500 shares (representing post-Merger shares) of the Company's common stock to employees and consultants with exercise prices ranging from $0.40 to $0.46 per share. These options vest between one and three years and expire from one to five years from issuance date. The options issued to employees have an intrinsic value of $1,517,000. The options issued to consultants had a fair value of $435,000, calculated using the Black-Scholes options pricing model.

          During the year ended December 31, 2002, the Company granted additional options (net of cancellations) to employees and consultants with exercise prices ranging from $0.15 to $1.44 per share. The option vest between one and three years and expire from one to five years from issuance date. The options issued to employees have an intrinsic value of $4,560. The options issued to consultants had a fair value of $150,048 calculated using the Block-Scholes options pricing model.

          The options will be amortized over their respective vesting period which commence in 2002.

          During the year ended December 31, 2001, prior to the Merger, the Company issued non-qualified options to purchase 50,000 shares of the Company's common stock to employees and consultants with an exercise

                                     - F21 -

                          INTERNATIONAL WIRELESS, INC.
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13 STOCK OPTIONS (CONTINUED)

          price of $0.01 per share. These optionsvest over one year and have no expiration date. Compensation expense for the year ended December 31, 2001 relating to these options amounted to $116,887. On December 27, 2001, the date of the Merger, these 50,000 options were recapitalized into 226,066 options to purchase the public entity's common stock.

          During the year ended December 31, 2002, the Company issued an additional 197,666 non-qualified stock options to employees at an exercise price of $0.01 per share. These options vest over one year and have no expiration date. Compensation expense was not provided for these options since the options were issued to compensate for a reduction in salary.

          For the year ended December 31, 2002, the Company has amortized stock based compensation established in 2002 and 2001. The amount included in the financial statement for the year ended December 31, 2002 and 2001 is $1,542,310 and $116,887.

          Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the company had accounted for its employee stock options under the fair value method of SFAS 123. The Black-Scholes option-pricing model with the following weighted-average assumptions are as follows:

                                                                       December 31,
                                                                  ---------------------
                                                                   2002          2001
                                                                   ----          ----
          Assumptions
          -----------

          Risk-free rate                                         1.99-4.16    2.26 - 5.43%
          Dividend yield                                               N/A             N/A
          Volatility factor of the expected market price of the
                 Company's common stock                              45.37            298%
              Average life                                               4         5 years

                                     - F22 -

                          INTERNATIONAL WIRELESS, INC.
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 13   STOCK OPTIONS (CONTINUED)

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. Accordingly, there is no difference between actual and proforma results during the years ended December 31, 2002 and 2001.

          Stock option activity is summarized as follows:

Qualified Stock Options
-----------------------
                                                      Weighted         Number of       Weighted
                                 Number of options     Average           Shares         Average
                                    Outstanding     Exercise Price    Exercisable    Exercise Price
                                 -----------------  --------------    -----------    --------------

Balance January 1, 2001                        -
Option granted (representing
  post-merger shares)                  1,607,500
                                       ---------
Balance December 31, 2001              1,607,500        $0.46
Granted                                1,774,000        $0.72
Exercised                               (487,500)       $0.42
Cancelled                               (792,500)       $0.75
                                       ---------        -----
Balance December 31, 2002              2,101,500        $0.52           804,655            $0.54
                                       =========        =====           =======            =====

Non Qualified Stock Options
---------------------------

Balance January 1, 2001                        -
Granted                                  226,066        $0.01
                                       ---------        -----
Balance December 31, 2001                226,066        $0.01
Granted                                  937,666        $0.08
Exercised                                (22,607)       $0.01
Cancelled                               (740,000)       $0.10
                                       ---------        -----
Balance December 31, 2002                401,125        $0.01           401,125            $0.01
                                       =========        =====           =======            =====

Total Qualified and Non Qualified
  Options Outstanding                  2,502,625
                                       =========

                                     - F23 -

                          INTERNATIONAL WIRELESS, INC.
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE  14  WARRANTS

          In connection with the Merger on December 27, 2001, the Company assumed an aggregate of 1,614,482 warrants which were issued by Origin prior to the Merger. These warrants have exercise prices ranging from $0.10 to $13.50, are fully vested, and expire on February 10, 2006.

          Transactions involving warrants are summarized as follows:
          Balance - January 1, 2001                                                                        -
          Warrants assumed in the Merger (representing post-Merger shares)      1,614,482
                                                                                ---------
          Balance - December 31, 2001                                           1,614,482
          Warrants exercised for cash                                            (890,832)
          Warrants exercised for debt conversion                                  (50,000)
          Warrants cancelled                                                     (429,166)
          Adjustment for reverse merger                                           (81,602)
                                                                                ---------
          Balance December 31, 2002                                               162,882
                                                                                =========

          The  following  table  summarized   information   concerning  warrants
          outstanding at December 31, 2002:

                                      Average                        Weighted
          Exercise     Number        Remaining         Number        Average
           Price    Outstanding   Contractual Live   Exercisable  Exercise Price
          --------  -----------   ----------------   -----------  --------------

          $ 0.40         21,534           5 years         21,534        $  0.40
          $ 0.75          5,332           4 years          5,332        $  0.75
          $ 1.50        114,999           4 years        114,999        $  1.50
          $ 2.70          4,166           4 years              -        $  2.70
          $ 3.60          8,333           4 years              -        $  3.60
          $13.50          8,518           4 years              -         $13.50

          These warrants are subject to a clause whereby the warrants are not exercisable until the Company sends the warrant holders written confirmation that the five consecutive trading day average closing bid price equals or exceeds 150% of the value of the exercise price of the warrants. The warrant holders shall have 10 business days to exercise the entire amount of the warrants pursuant to the agreement; should the warrant holders fail to exercise, the number of warrants outstanding as well as the exercise price are subject to adjustment.

                                     - F24 -

                          INTERNATIONAL WIRELESS, INC.
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15   PRIVATE PLACEMENT OFFERING

          The Company, in 2002, did a private placement offering on a "min/max" basis of a minimum of $500,000 or 5,000,000 shares up to a maximum of $15,000,000 shares of common stock having a par value of $0.009 per share at $0.10 per share. Approximately half of the minimum will be met by converting pre-existing cash loans to the company's equity. Thus, no proceeds were held in an escrow account and all funds will be immediately available to the Company. During the year ended December 31, 2002, 5,913,928 shares were issued under the private placement in an exchange for cash and loan conversions aggregating $711,772.

NOTE 16   LITIGATION

          On November 20, 2001, a judgement in the amount of $10,497 was entered against the Company and Omar A. Rizvi, the former Chairman of the Board of Directors of Origin, by the Labor Commissioner in the State of California for past wages, interest and penalties owed to a former employee of the Company who alleged to have performed paralegal and bookkeeping services in California for Origin. To date the judgment has not been paid.

          In December 2002, the Company was sued by Greig Laborde in U.S. District Court for the District of New Jersey for Breach of Employment Contract and Defamation seeking monetary damages including additional stocks and warrants. The Company in response has filed a counter-claim against Mr. Laborde seeking damages in his transaction in selling Origin Investment Group, Inc. to International Wireless in its reverse merger in January 2002. The company believes the claim is without merit and had adequate defenses.

NOTE 17   SUBSEQUENT EVENTS

          Litigation
          ----------

          On February 20, 2003, a judgment in the amount of $28,750 was entered against the Company for unpaid rent on behalf of Graham Paxton, the former President and CEO of the Company as part of his employee benefit plan.

          On March 11, 2003, the Company received notice from Attorney Omar A. Rizvi of his claim for breach of contract for failure to deliver to

                                     - F25 -

                          INTERNATIONAL WIRELESS, INC.
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          Litigation (Continued)
          ----------

          him 100,000 shares for professional services allegedly performed on behalf of the company, and wrongful cancellation of additional warrants to purchase 200,000 shares of International Wireless for which he claimed damages. No suit has been filed to date and the company believes that if such a suit is ever filed against the company, the company has a good defense and proper grounds for a counter-suit.

          On March 20, 2003, a judgment in the amount of $2,000 was entered against the company by Beyond Words Communication, Inc. for prior unpaid marketing services rendered to the company.

          On March 31, 2003, a judgment in the amount of $99,089, which included $50,000 security deposit replenishment, was entered against the company for breach of contract for non-payment of rent on the company's office facility in Woburn, Massachusetts. Additionally, the company is contingently liable for the balance of the lease which expires July 31, 2005. See Note 12 to the Financial Statements.

          In May 2003, certain former employees filed complaints with the Commonwealth of Massachusetts Attorney General's office for unpaid salaries and accrued vacation pay. In accordance with the Company's records the Company owes a total of $60,138 for back fees, gross salaries and accrued vacation. In addition, there is a potential severance pay due to these employees in accordance with their employment agreement totalling an additional $186,350 for which the Company totally disputes.

          Merger
          ------

          On May 30, 2003, the Company entered into a reverse merger agreement with Scanbuy, Inc. (hereinafter "Scanbuy") a Delaware corporation with its corporate headquarters located in New York, New York. Under said merger agreement, the Company is scheduled to issue to the shareholders of Scanbuy 25,594,965 newly issued unregistered common shares which equal to the issued and outstanding shares of the Company as of May 19, 2003. The merger agreement is subject to approval by the directors and shareholders of the Company and Scanbuy including an increase in the authorized number of shares of the Company to enable it to do the merger and the execution of appropriate employment and non-compete egreements. The parties anticipate closing the transaction on or before June 16, 2003.

                                     - F26 -