Form 10QSB
period 2003-03-31
INTERNATIONAL WIRELESS INC
filed 2003-12-31
CIK 1084415

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 2003

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


        110 Washington Avenue, 4th Floor, North Haven, Connecticut 06473
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  203-234-6350
                           --------------------------
                           (Issuer's telephone number)

                                 Not applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of December 30, 2003, the Company had 13,094,593 issued, and outstanding shares of its $.009 par value common stock.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

Documents incorporated by reference:  None.

                          INTERNATIONAL WIRELESS, INC.

                                      INDEX


PART  I.  FINANCIAL  INFORMATION

     Item 1. Condensed Financial Statements

          Condensed Balance Sheet (Unaudited) - March 31, 2003 and December 31, 2002.

          Condensed Statements of Operations (Unaudited) - For the Three Months Ended March 31, 2003 and 2002 and for the Period September 27, 2000(Inception) Through March 31, 2003

          Consolidated Statements of Cash Flows (Unaudited) - For the Three Months Ended March 31, 2003 and 2002 and for the Period January 1, 2001 (Inception) Through March 31, 2003

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


SIGNATURES


ITEM 1. FINANCIAL STATEMENTS


                   INTERNATIONAL WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                              March 31, 2003   December 31, 2002
                                               (Unaudited)         (Audited)
                                              --------------   -----------------
CURRENT ASSETS
   Cash and cash Equivalents                                       $   24,966
   Prepaid expenses                                                    88,610
                                                                   ----------
        Total Current Assets                                          113,576

SOFTWARE, net                                   $ 671,154             715,898
PROPERTY AND EQUIPMENT, net                        89,695              96,692

OTHER ASSETS
   Security deposits                                                   24,428
                                                ----------         ----------

TOTAL ASSETS                                    $  760,849         $  950,594
                                                ==========         ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft                               $   11,032
   Accounts payable                                428,594         $  587,983
   Notes payable, related parties                   77,188            168,473
   Accrued salaries                                378,625            299,740
   Loans payable                                    15,000             19,792
   Accrued payroll taxes                           121,103            121,103
   Current portion of capital lease obligations     16,081             16,081
                                                ----------         ----------
      Total Current Liabilities                  1,047,623          1,213,172

LONG-TERM LIABILITIES
   Capital lease obligations,
      less current portion                          12,105             14,018

    STOCKHOLDERS EQUITY
       Preferred stock $.001 par value,
          5,000,000 shares authorized,
          none issued and outstanding
       Common stock, $.009 par value,  50,000,000 shares authorized;  26,473,772 at March 31, 2003 and 23,249,442 at December 31,
        2002 issued and outstanding                238,264            209,245
      Paid-in-capital                            9,277,227          8,612,489
      Deficit accumulated during
        development stage                       (9,814,370)        (9,098,330)
                                                ----------         ----------

TOTAL STOCKHOLDERS' EQUITY DEFICIT                (298,879)          (276,596)
                                                ----------         ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  760,849         $  950,594
                                                ==========         ==========


   The accompanying notes are an integral part of these financial statements.

                   INTERNATIONAL WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                      For the Period
                                                                                    September 27, 2000
                                                            Three Months Ended          (Inception)
                                                                March 31                  through
                                                            2003          2002         March 31, 2003
                                                       -------------------------    -------------------
REVENUE                                                                                 $   31,093

OPERATING EXPENSES
   General and administrative expenses                 $   659,145    $1,578,167         6,358,369
   Depreciation and amortization                            51,741       224,448           269,327
                                                       -----------    ----------        ----------

      Total Operating Expenses                             710,886     1,802,615         6,627,696

OPERATING LOSS                                             710,886     1,802,615         6,596,603

OTHER EXPENSES
   Unrealized loss on sale of marketable securities                       71,337         1,665,057
   Loss on sale of marketable securities                                                 1,535,360
   Interest expense                                          5,154         3,174            17,350
                                                       -----------    ----------        ----------

     Total Other Expenses                                    5,154        74,511         3,217,767
                                                       -----------    ----------        ----------

   NET LOSS                                            $   716,040    $1,877,126        $9,814,370
                                                       ===========    ==========        ==========

NET LOSS PER COMMON SHARE -
   BASIC AND DILUTED                                   $     (0.03)   $    (0.14)       $    (1.07)
                                                       ===========    ==========        ==========

WEIGHTED AVERAGE SHARES
   OUTSTANDING                                          24,518,122    13,507,833         9,137,688
                                                       ===========    ==========        ==========


   The accompanying notes are an integral part of these financial statements.

                          INTERNATIONAL WIRELESS, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              September 27, 2000
                                                               For the Three Months Ended        Inception to
                                                                       March 31,                   March 31,
                                                               --------------------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES                             2003              2002              2003
                                                                 ----              ----              ----
   Net Loss                                                    $(716,040)     $(1,877,126)       $(9,814,370)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation                                                6,997            6,997             45,608
       Amortization of intangible asset                           44,744          217,451            223,719
       Prepaid consulting amortization                                                                83,067
       Conversion of loan receivable to consulting expenses                        12,250             20,500
       Loan receivable write off                                                                       6,324
       Unrealized loss on marketable securities                                    71,337          1,665,057
       Loss on sale of marketable securities                                                       1,535,360
       Stock based compensation                                  385,576          926,693          2,752,124
       Loan forgiveness                                          (29,409)                            (29,409)
     Changes in operating assets and liabilities:
       Decrease (increase) in prepaid expenses                    88,610           11,405
       Decrease (increase) in security deposits                   24,428
       Decrease (Increase) in accounts payable                  (124,834)         142,890            339,252
       Increase in accrued salaries                               78,885                             289,283
       Increase in accrued payroll taxes                                                             121,103
                                                               ---------      -----------         ----------
                   Total adjustments                             474,997        1,389,023          7,051,988
                                                               ---------      -----------         ----------

       NET CASH USED IN OPERATING ACTIVITIES                    (241,043)        (488,103)        (2,762,382)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                             (8,092)           (79,025)
   Repayment of loans receivable, related parties                                  39,699             50,000
   Proceeds from sale of marketable securities                                                       202,892
   Advances under loans receivable to related parties                                               (302,915)
                                                               ---------      -----------         ----------
       NET CASH PROVIDED (USED IN ) INVESTING
         ACTIVITIES                                                                31,607           (129,048)
                                                               ---------      -----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from notes payable, related parties              (16,667)         (28,750)           331,747
   Payments, increased obligations on capital lease obligations   (1,913)          (2,196)            11,853
   Net proceeds from issuance of common stock                    223,625          603,973          2,536,798
                                                               ---------      -----------         ----------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                   205,045          573,027          2,880,398
                                                               ---------      -----------         ----------

     NET (DECREASE) INCREASE IN CASH AND CASH
       EQUIVALENTS                                               (35,998)         116,531            (11,032)

CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR                       24,966           54,310
                                                               ---------      -----------         ----------

CASH AND CASH EQUIVALENTS-END OF YEAR                          $ (11,032)     $   170,841         $  (11,032)
                                                               =========      ===========         ==========


   The accompanying notes are an integral part of these financial statements.

                   INTERNATIONAL WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 1 BASIS OF PRESENTATION
       ---------------------

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the International Wireless, Inc. ("the Company") annual report on Form 10-KSB for the year ended December 31, 2002.

NOTE 2 GOING CONCERN UNCERTAINTY AND MANAGEMENT'S PLANS
       ------------------------------------------------

     COMPANY
     -------

     The Company, in April 2003, ceased its operations because of its inability to raise cash to support its operations in the capital markets. It became the intention of the Board of Directors to seek a merger partner. The Company, in December 2003, entered into a reverse merger agreement with PMI Wireless, Inc., a Delaware corporation located on Cordova, Tennessee. The merger became final in December 2003. See Note 5 Subsequent Events.

     GOING CONCERN AND MANAGEMENT'S PLAN
     -----------------------------------

     As shown in the accompanying financial statements, the Company incurred a net loss of $716,040 for the three months ended March 31, 2003 and a cumulative loss from inception to March 31, 2003 of $9,814,370. Additionally as noted above, the Company has ceased its operations and is looking for a merger partner. See Note 5 Subsequent Events.

NOTE 3 STOCKHOLDERS' EQUITY
       --------------------

     During the three months ended March 31, 2003 the Company issued 220,000 shares of the Company's common stock to a consultant for services provided. Stock based compensation expense of $32,575 was recorded during the three months ended March 31, 2003 in connection with this issuance.

     During the three months ended March 31, 2003 the Company issued 500,000 shares of common stock as payment of a loan payable. The shares were valued at $0.01 per share and the loan was reduced by $50,000.

     During the three months ended March 31, 2003, 70,000 shares were issued for the exercise of 70,000 non-qualified stock options having an exercise price of $0.01 per share. Total proceeds aggregated $7,000.

     During the three months ended March 31, 2003, the company received proceeds of $206,129 from the sale of 2,166,250 shares of its common stock under a private placement.

NOTE 4  LITIGATION
        ----------

     On November 20, 2001, a judgment in the amount of $10,497 was entered against the Company and Omar A. Rizvi, the former Chairman of the Board of Directors of Origin, by the Labor Commissioner in the State of California for past wages, interest and penalties owed to a former employee of the Company who alleged to have performed paralegal and bookkeeping services in California for Origin. To date the judgment has not been paid.

                   INTERNATIONAL WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4  LITIGATION (CONTINUED)
        ----------

     In December 2002, the Company was sued by Greg Laborde in U.S. District Court for the District of New Jersey for Breach of Employment Contract and Defamation seeking monetary damages including additional stocks and warrants. The Company in response has filed a counter-claim against Mr. Laborde seeking damages in his transaction in selling Origin Investment Group, Inc., to International Wireless in its reverse merger in January 2002. The company believes the claim is without merit and has adequate defenses.

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

     On March 31, 2003, a judgment in the amount of 99,089, which included $50,000 security deposit replenishment, was entered against the company for breach of contract for non-payment of rent on the company's office facility in Woburn, Massachusetts. Additionally, the company is contingently liable for the balance of the lease which expires July 31, 2005. The total lease payments to July 31, 2005 approximate $428,000.

     In May 2003, certain former employees filed complaints with the Commonwealth of Massachusetts Attorney General's office for unpaid salaries and accrued vacation pay. In accordance with the Company's records the Company owes approximately $50,000 for back fees, gross salaries and accrued vacation. In addition, there is a potential severance pay due to these employees in accordance with their employment agreement totaling an additional $186,350 for which the Company totally disputes.

NOTE 5  SUBSEQUENT EVENTS
        -----------------

     On August 29, 2003, a change in control of the Company occurred in conjunction with naming Attorney Jerry Gruenbaum of First Union Venture Group, LLC as attorney of record for the purpose of overseeing the proper disposition of the Company and its remaining assets and liabilities by any means appropriate including settling any and all liabilities to the U.S. Internal Revenue Service and the Commonwealth of Massachusetts' Attorney General's Office for unpaid wages.

     In conjunction with naming Attorney Jerry Gruenbaum of First Union Venture Group, LLC as attorney of record for the purpose of overseeing the proper disposition of the Company and its remaining assets and liabilities, the Company issued First Union Venture Group, LLC, a Nevada Limited Liability Company, Thirty Million (30,000,000) common shares as consideration for their services. In addition the Company canceled any and all outstanding options, warrants, and/or debentures not exercised to date. The Company further nullified any and all salaries, bonuses, benefits including severance pay and accrued salaries of Stanley A. Young and Michael Dewar.

     On November 12, 2003, at a Special meeting of the Shareholders, a majority of the Shareholders of the Company being present, approved the spin-off of the two subsidiaries of the registrant and any and all remaining assets of the registrant including any intellectual property to enable the registrant to pursue a suitable merger candidate.

                   INTERNATIONAL WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


NOTE 5  SUBSEQUENT EVENTS (CONTINUED)
        -----------------

     On November 12, 2003, at a Special meeting of the Shareholders, a majority of the Shareholders of the Company being present approved a 30 to 1 reverse split of all existing outstanding common shares of the corporation.

     In addition, the shareholders approved the spin-off of the two subsidiaries of the Company and any and all remaining assets of the Company including any intellectual property to enable the Company to pursue a suitable merger candidate.

     On November 12, 2003, the Company entered into a reverse merger Letter of Intent to Purchase PMI Wireless, Inc. a Delaware corporation with its corporate headquarters located in Cordova, Tennessee (hereinafter "PMI"). The reverse merger took place on December 1, 2003 for the aggregate consideration of $50,000 in cash, all of which was paid to the U.S. Internal Revenue Service for the Company's prior obligations plus assumption of the Company existing debts, for 9,014,800 newly issued common shares of the Company, issued to over one hundred new shareholders. The consideration for the Reverse Merger was paid at closing.

     PMI Wireless, Inc. is an emerging technology leader delivering Customer Premise Equipment (CPE) for Broadband Wireless Access Systems in the ISM, WLL, MMDS and UNII frequency bands. PMI Wireless provides a reduction of build-out costs for Broadband Wireless Access Systems while accelerating the speed of deployment. PMI Wireless is delivering next-generation wireless services that support expanded coverage, seamless global roaming, higher voice quality, high-speed data and a full range of broadband multimedia services, including full motion video, video conferencing, and high-speed Internet access. Additional services will include on-demand medical imaging, real-time road maps, and anytime, anywhere video conferencing.

     On December 10, 2003, the Company entered into an Acquisition Agreement to acquire one hundred percent of Mound Technologies, Inc. a Nevada corporation with its corporate headquarters located in Springboro, Ohio (hereinafter "Mound").

     The closing under the Acquisition Agreement consisted of a stock for stock exchange in which the Company acquired all of the issued and outstanding common stock of Mound in exchange for the issuance of 1,256,000 shares of its common stock. As a result of this transaction, Mound became a wholly-owned subsidiary of the Company. The 1,256,000 shares of common stock were issued to five different shareholders. Thomas C. Miller the new President and Chief Executive Officer owns 800,000 shares directly and is attributable to owning a total of 1,200,000 through relations and shares under his control. Thomas C. Miller, the current President and Chief Executive Officer of Mound took over that position for the Company. Jerry Gruenbaum, the General Counsel and Corporate Secretary remained at that position and took over the position of Chief Financial Officer.

     Mound was incorporated in the state of Nevada in November of 2002. Its corporate offices are located in Springboro, Ohio. Mound is actively involved in the fabricated metals industry as well as property management. This business includes two divisions and one wholly owned subsidiary.

     The Steel Fabrication Division is located in Springboro, Ohio. This division is a full service structural and miscellaneous steel fabricator. It also manufactures steel stairs and railings, both industrial and architectural quality. The present capacity of the facility is 6000 tons per year of structural and miscellaneous steel. This division had been previously known as Mound Steel Corporation which was started at the same location in 1964.

     The Property Management Division is also located in Springboro, Ohio. Presently five properties are owned and managed. This includes 145,000 square feet of light and heavy manufacturing buildings on approximately 22 acres. An additional 33 acres of industrial property is managed but not owned.

                   INTERNATIONAL WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


NOTE 5  SUBSEQUENT EVENTS (CONTINUED)
        -----------------

     Freedom Products of Ohio is a wholly owned subsidiary of Mound. Freedom manufactures products for the heavy machinery industry and has the ability to do complete assembly and testing if required. This includes machine bases, breeching, pollution control abatement fabrications and material handling fabrications. Freedom has the capacity to fabricate weldments and assemblies up to 50 tons total weight. Freedom Products of Ohio is located in Middletown, Ohio.

     On December 11, 2003, the Company entered into an Acquisition Agreement to acquire one hundred percent of Precision Metal Industries, Inc. a Florida corporation with its principal place of business located in Pompano Beach, Florida.

     The closing under the Acquisition Agreement will consist of $4,500,000 in cash and a stock for stock exchange in which the Company will acquire all of the issued and outstanding common stock of Precision in exchange for the issuance of 1,000,000 restricted shares of its common stock. The Agreement calls for all shares to be transferred to an escrow agent for up to six months until the $4,500,000 in cash is satisfied.

                           PART II. OTHER INFORMATION

ITEM  1.  LEGAL PROCEEDINGSS

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

     On March 31, 2003 a judgment in the amount of $99,089.59 was entered against the Company for breach of contract for non payment of rent plus deposits on the Company's office facility in Woburn, Massachusetts.

     In May, 2003 certain former employees filed complaints with the Commonwealth of Massachusetts Attorney General's office for unpaid salaries and accrued vacation pay. In accordance with the Attorney's General's Office, the Company owes a total around $88,540.29 for gross salaries and accrued vacation to the following individuals:

Thomas Gosselin            $5,966.59
Thomas Antognini          $11,165.55
John Puopolo              $17,010.14
James Levinger            $13,898.01
James Patrick Quinn       $40,500.00
                         ------------
Total                     $88,540.29

The Company disputes the above amounts and in addition has proof that James Quinn was at all times consultant for the Company.

     In addition there is a potential severance pay due to some individuals in accordance with their employment agreement for which the Company totally disputes.

     Other than the matters above, there is no other past, pending or, to the Company's knowledge, threatened litigation or administrative action which has or is expected by the Company's management to have a material effect upon our Company's business, financial condition or operations, including any litigation or action involving our Company's officers, directors, or other key personnel.

ITEM  2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales of Equity Securities

During the three months ended March 31, 2003 the Company issued 220,000 shares of the Company's common stock to a consultant for services provided. Stock based compensation expense of $32,575 was recorded during the three months ended March 31, 2003 in connection with this issuance.

During the three months ended March 31, 2003 the Company issued 500,000 shares of common stock as payment of a loan payable. The shares were valued at $0.01 per share and the loan was reduced by $50,000.

During the three months ended March 31, 2003, 70,000 shares were issued for the exercise of 70,000 non-qualified stock options having an exercise price of $0.01 per share. Total proceeds aggregated $7,000.

During the three months ended March 31, 2003, the company received proceeds of $206,129 from the sale of 2,166,250 shares of its common stock under a private placement.

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM  5.  OTHER INFORMATION

     On August 29, 2003, a change in control of the Company occurred in conjunction with naming Atty. Jerry Gruenbaum of First Union Venture Group, LLC as attorney of record for the purpose of overseeing the proper disposition of the Company and its remaining assets and liabilities by any means appropriate including settling any and all liabilities to the U.S. Internal Revenue Service and the Commonwealth of Massachusetts' Attorney General's Office for unpaid wages.

     In conjunction with naming Attorney Jerry Gruenbaum of First Union Venture Group, LLC as attorney of record for the purpose of overseeing the proper disposition of the Company and its remaining assets and liabilities, the Company issued First Union Venture Group, LLC, Thirty Million (30,000,000) common shares as consideration for their services. In addition the Company canceled any and all outstanding options, warrants, and/or debentures not exercised to date. The Company further nullified any and all debts, salaries, bonuses, benefits including severance pay and accrued salaries of Stanley A. Young and Michael Dewar.

     On November 12, 2003, at a Special meeting of the Shareholders, a majority of the Shareholders of the Company being present, approved the spin-off of the two subsidiaries of the registrant and any and all remaining assets of the registrant including any intellectual property to enable the registrant to pursue a suitable merger candidate.

     On November 12, 2003, at a Special meeting of the Shareholders, a majority of the Shareholders of the Company being present approved a 30 to 1 reverse split of all existing outstanding common shares.

     On November 12, 2003, the Company entered into a reverse merger Letter of Intent to Purchase PMI Wireless, Inc. The reverse merger took place on December 1, 2003 for the aggregate consideration of $50,000 in cash, all of which was paid to the U.S. Internal Revenue Service for the Company's prior obligations plus assumption of the Company existing debts, for 9,014,800 newly issued common shares of the Company, issued to over one hundred new shareholders. The consideration for the Reverse Merger was paid at closing.

     PMI Wireless, Inc. is an emerging technology leader delivering Customer Premise Equipment (CPE) for Broadband Wireless Access Systems in the ISM, WLL, MMDS and UNII frequency bands. PMI Wireless provides a reduction of build-out costs for Broadband Wireless Access Systems while accelerating the speed of deployment. PMI Wireless is delivering next-generation wireless services that support expanded coverage, seamless global roaming, higher voice quality, high-speed data and a full range of broadband multimedia services, including full motion video, video conferencing, and high-speed Internet access. Additional services will include on-demand medical imaging, real-time road maps, and anytime, anywhere video conferencing.

     On December 10, 2003, the Company entered into an Acquisition Agreement to acquire one hundred percent of Mound Technologies, Inc. a Nevada corporation with its corporate headquarters located in Springboro, Ohio (hereinafter "Mound").

     The closing under the Acquisition Agreement consisted of a stock for stock exchange in which the Company acquired all of the issued and outstanding common stock of Mound in exchange for the issuance of 1,256,000 shares of its common stock. As a result of this transaction, Mound became a wholly-owned subsidiary of the Company. The 1,256,000 shares of common stock were issued to five different shareholders. Thomas C. Miller the new President and Chief Executive Officer owns 800,000 shares directly and is attributable to owning a total of 1,200,000 through relations and shares under his control. Thomas C. Miller, the current President and Chief Executive Officer of Mound took over that position for the Company. Jerry Gruenbaum, the General Counsel and Corporate Secretary remained at that position and took over the position of Chief Financial Officer.

     Mound was incorporated in the state of Nevada in November of 2002. Its corporate offices are located in Springboro, Ohio. Mound is actively involved in the fabricated metals industry as well as property management. This business includes two divisions and one wholly owned subsidiary.

     The Steel Fabrication Division is located in Springboro, Ohio. This division is a full service structural and miscellaneous steel fabricator. It also manufactures steel stairs and railings, both industrial and architectural quality. The present capacity of the facility is 6000 tons per year of structural and miscellaneous steel. This division had been previously known as Mound Steel Corporation which was started at the same location in 1964.

     The Property Management Division is also located in Springboro, Ohio. Presently five properties are owned and managed. This includes 145,000 square feet of light and heavy manufacturing buildings on approximately 22 acres. An additional 33 acres of industrial property is managed but not owned.

     Freedom Products of Ohio is a wholly owned subsidiary of Mound. Freedom manufactures products for the heavy machinery industry and has the ability to do complete assembly and testing if required. This includes machine bases, breeching, pollution control abatement fabrications and material handling fabrications. Freedom has the capacity to fabricate weldments and assemblies up to 50 tons total weight. Freedom Products of Ohio is located in Middletown, Ohio.

     On December 11, 2003, the Company entered into an Acquisition Agreement to acquire one hundred percent of Precision Metal Industries, Inc. a Florida corporation with its principal place of business located in Pompano Beach, Florida.

     The closing under the Acquisition Agreement will consist of $4,500,000 in cash and a stock for stock exchange in which the Company will acquire all of the issued and outstanding common stock of Precision in exchange for the issuance of 1,000,000 restricted shares of its common stock. The Agreement calls for all shares to be transferred to an escrow agent for up to six months until the $4,500,000 in cash is satisfied.


ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

(b) Reports on Form 8-K:

          Three Months Ended March 31, 2003

          The Company filed a Form 8-K on March 4, 2003 relating to events taken place on February 14, 2003 relating to the election of Stanley A. Young, and Christien A. Ducker to the board, and appointment of Michael Dewar as the Company's Treasurer and Attorney Jerry Gruenbaum as the Company's Secretary. Adam J. Cogley remained as the Company's Controller.

          The Company filed a Form 8-K on March 14, 2003 relating to events taken place on March 14, 2003 relating to the Letter of Intent with Mitsubishi Electric Corporation (MELCO).

          The Company filed a Form 8-K on March 14, 2003 relating to events taken place on March 14, 2003 relating to the appointment of Christien
          A. Ducker as the Company's Interim President.

          The Company filed a Form 8-K/A on March 18, 2003 relating to Form 8-K filed and events taken place on March 14, 2003 relating to the appointment of Christien A. Ducker as the Company's Interim President.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    INTERNATIONAL WIRELESS, INC.
                                                            (Registrant)


Date:    December 30, 2003                        By: /s/ THOMAS C. MILLER
                                                     ---------------------------
                                                     Thomas C. Miller
                                                     President and Chief
                                                     Executive Officer
                                                     (Duly Authorized Officer)


Date:    December 30, 2003                        By: /s/ JERRY GRUENBAUM
                                                     ---------------------------
                                                     Jerry Gruenbaum
                                                     Secretary and Chief
                                                     Financial Officer
                                                     (Principal Financial
                                                     and Accounting Officer)