Form 10QSB
period 2003-06-30
INTERNATIONAL WIRELESS INC
filed 2004-01-05
CIK 1084415

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of January 5, 2004, the Company had 13,094,593 issued, and outstanding shares of its $.009 par value common stock.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

Documents incorporated by reference:  None.

                          INTERNATIONAL WIRELESS, INC.

                                      INDEX

PART  I.  FINANCIAL  INFORMATION

     Item 1. Condensed Financial Statements

          Condensed Balance Sheet (Unaudited) - June 30, 2003 and December 31, 2002.

          Statements of Operations (Unaudited) - For the Six Months Ended June 30, 2003 and 2002 and for the Period September 27, 2000(Inception) Through June 30, 2003

          Statements of Operations (Unaudited) - For the Three Months Ended June 30, 2003 and 2002.

          Consolidated Statements of Cash Flows (Unaudited) - For the Six Months Ended June 30, 2003 and 2002 and for the Period September 27, 2001 (Inception) Through June 30, 2003

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


SIGNATURES

ITEM 1. FINANCIAL STATEMENTS

                   INTERNATIONAL WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                             June 30, 2003      December 31, 2002
                                                              (Unaudited)           (Audited)
                                                             -------------      -----------------
CURRENT ASSETS
   Cash and cash Equivalents                                                         $   24,966
   Prepaid expenses                                                                      88,610
                                                                                     ----------
        Total Current Assets                                                            113,576

SOFTWARE, net                                                                           715,898
PROPERTY AND EQUIPMENT, net                                                              96,692

OTHER ASSETS
   Security deposits                                                                     24,428
                                                                                     ----------

TOTAL ASSETS                                                                         $  950,594
                                                                                     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft                                             $     4,579
   Accounts payable                                               460,736            $  587,983
   Notes payable, related parties                                  77,188               168,473
   Accrued salaries                                                73,242               299,740
   Loans payable                                                   15,000                19,792
   Accrued payroll taxes                                          121,103               121,103
   Current portion of capital lease obligations                      -                   16,081
                                                              -----------            ----------
      Total Current Liabilities                                   751,848             1,213,172

LONG-TERM LIABILITIES
   Capital lease obligations, less current portion                                       14,018

    STOCKHOLDERS EQUITY
       Preferred stock $.001 par value, 5,000,000 shares
          authorized, none issued and
outstanding
       Common stock, $.009 par value,
        50,000,000 shares authorized;
        26,498,772 at June 30, 2003 and 23,249,442 at
        December 31, 2002 issued and outstanding                  238,489               209,245
      Paid-in-capital                                           9,279,489             8,612,489
      Deficit accumulated during development stage            (10,269,826)           (9,098,330)
                                                              -----------            ----------

TOTAL STOCKHOLDERS' EQUITY DEFICIT                               (751,848)             (276,596)
                                                              -----------            ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           -               $  950,594
                                                              ===========            ==========


   The accompanying notes are an integral part of these financial statements.

                   INTERNATIONAL WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                    For the Period
                                                                                  September 27, 2000
                                                            Six Months Ended         (Inception)
                                                                June 30                  to
                                                          2003           2002       June  30, 2003
                                                      --------------------------    --------------
REVENUE                                                                              $    31,093

OPERATING EXPENSES
   General and administrative expenses                $  441,604      $2,427,514       6,135,674
   Depreciation and amortization                         729,892         450,181         947,478
                                                      ----------      ----------     -----------

      Total Operating Expenses                         1,171,496       2,877,695       7,083,152

OPERATING LOSS                                         1,171,496       2,877,695       7,052,059

OTHER EXPENSES
   Unrealized loss on sale of marketable securities                       71,337       1,665,057
   Loss on sale of marketable securities                                               1,535,360
   Interest expense                                         -              6,424          17,350
                                                      ----------      ----------     -----------

     Total Other Expenses                                   -             77,761       3,217,767
                                                      ----------      ----------     -----------

   NET LOSS                                           $1,171,496      $2,955,456     $10,269,826
                                                      ==========      ==========     ===========

NET LOSS PER COMMON SHARE -
   BASIC AND DILUTED                                  $    (0.05)     $   (0.20)     $    (1.11)
                                                      ==========      =========      ==========

WEIGHTED AVERAGE SHARES
   OUTSTANDING                                        25,007,474      14,505,055       9,217,498
                                                      ==========      ==========       =========

   The accompanying notes are an integral part of these financial statements.

                   INTERNATIONAL WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)


                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                       Three Months Ended
                                                            June 30,
                                                     2003               2002
                                                  -----------------------------
OPERATING EXPENSES
   General and administrative expenses            $ (225,695)        $  849,347
   Depreciation and amortization                     678,151            225,733
                                                  ----------         ----------
      Total Operating Expenses                       455,456          1,075,080

OTHER EXPENSES
   Unrealized loss on sale of marketable
securities
   Loss on sale of marketable
securities
   Interest expense                                     -                 3,250
                                                  ----------         ----------
     Total Other Expenses                               -                 3,250
                                                  ----------         ----------
   NET LOSS                                       $  455,456         $1,078,330
                                                  ==========         ==========
NET LOSS PER COMMON SHARE -
   BASIC AND DILUTED                              $    (0.02)        $    (0.06)
                                                  ==========         ==========

   The accompanying notes are an integral part of these financial statements.

                          INTERNATIONAL WIRELESS, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                                  For the Period
                                                                                                September 27, 2001
                                                                  For the Six Months Ended         Inception to
                                                                          June 30,                   June 30,
                                                                  ------------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                  2003         2002                2003
                                                                      ----         ----                ----
   Net Loss                                                       $(1,171,496)  $(2,955,456)       $(10,269,826)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation                                                    13,994         6,997              52,605
       Amortization of intangible asset                               715,898       443,184             894,893
       Prepaid consulting amortization                                                                   83,067
       Conversion of loan receivable to consulting expenses                           3,075              20,500
       Loan receivable write off                                                                          6,324
       Unrealized loss on marketable securities                                      71,337           1,665,057
       Loss on sale of marketable securities                                                          1,535,360
       Stock based compensation                                       385,576     1,184,676           2,752,124
       Loan forgiveness                                                59,829                            59,829
     Changes in operating assets and liabilities:
       Decrease (increase) in prepaid expenses                         88,610        32,928
       Decrease (increase) in security deposits                        24,424         2,402
       Decrease (Increase) in accounts payable                       (127,427)      337,741             247,293
       (Decrease) increase in accrued salaries                       (226,498)                           73,242
       Increase in accrued payroll taxes                                 -             -                121,103
                                                                  -----------   -----------        ------------
                   Total adjustments                                  934,406     2,082,340           7,511,397
                                                                  -----------   -----------        ------------

       NET CASH USED IN OPERATING ACTIVITIES                         (237,090)     (873,116)         (2,758,429)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                              (32,060)            (79,025)
   Repayment of loans receivable, related parties                                    39,699              50,000
   Proceeds from sale of marketable securities                                                          202,892
   Advances under loans receivable to related parties                    -             -               (302,915)
                                                                  -----------   -----------        ------------
       NET CASH PROVIDED (USED IN ) INVESTING
         ACTIVITIES                                                      -            7,639            (129,048)
                                                                  -----------   -----------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from notes payable, related parties                   (16,667)      (24,445)            331,747
   Payments, increased obligations on capital lease obligations        (1,913)       (3,412)             11,853
   Net proceeds from issuance of common stock                         226,125       871,467           2,539,298
                                                                  -----------   -----------        ------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                        207,545       843,610           2,882,898
                                                                  -----------   -----------        ------------

     NET (DECREASE) INCREASE IN CASH AND CASH
       EQUIVALENTS                                                    (29,545)      (21,867)             (4,579)

CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR                            24,966        54,310                -
                                                                  -----------   -----------        ------------


CASH AND CASH EQUIVALENTS-END OF YEAR                             $    (4,579)  $    32,443        $     (4,579)
                                                                  ===========   ===========        ============


   The accompanying notes are an integral part of these financial statements.

                   INTERNATIONAL WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 1 BASIS OF PRESENTATION
       ---------------------

          The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the International Wireless, Inc. ("the Company") annual report on Form 10-KSB for the year ended December 31, 2002.

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

          GOING CONCERN AND MANAGEMENT'S PLAN
          -----------------------------------

          As shown in the accompanying financial statements, the Company incurred a net loss of $1,171,496 for the six months ended June 30, 2003 and a cumulative loss from inception to June 30, 2003 of $10,269,826. Additionally as noted above, the Company has ceased its operations and is looking for a merger partner. See Note 5 Subsequent Events.

          STATEMENT OF OPERATIONS
          -----------------------

          During the three month period ending June 30, 2003, the Company ceased its operations and as a result, final obligations were recorded and adjusted, the license agreement was considered to have no value and was written off and the principal officers agreed to waive their salary accruals. The effect of these adjustments caused the general and administrative expenses to be negative $222,695 and the depreciation and amortization to be $678,151.

NOTE 3 STOCKHOLDERS' EQUITY
       --------------------

          During the six months ended June 30, 2003 the Company issued 220,000 shares of the Company's common stock to a consultant for services provided. Stock based compensation expense of $32,575 was recorded during the six months ended June 30, 2003 in connection with this issuance.

          During the six months ended June 30, 2003 the Company issued 500,000 shares of common stock as payment of a loan payable. The shares were valued at $0.01 per share and the loan was reduced by $50,000.

          During the six months ended June 30, 2003, 70,000 shares were issued for the exercise of 70,000 non-qualified stock options having an exercise price of $0.01 per share. Total proceeds aggregated $7,000.

          During the six months ended June 30, 2003, the company received proceeds of $208,629 from the sale of 2,166,250 shares of its common stock under a private placement.

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

          On June 30, 2003, a judgment in the amount of 99,089, which included $50,000 security deposit replenishment, was entered against the company for breach of contract for non-payment of rent on the company's office facility in Woburn, Massachusetts. Additionally, the company is contingently liable for the balance of the lease which expires July 31, 2005. The total lease payments to July 31, 2005 approximate $428,000.

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

                   INTERNATIONAL WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


NOTE 5  SUBSEQUENT EVENTS(CONTINUED)
        -----------------

          On October 1, 2003, the Company entered into an agreement with Scanbuy Inc., to sell its intellectual property related to the identification, capture and decoding of 1D barcode by mobile devices equipped with digital cameras for $150,000. Under the terms of agreement, Scanbuy, Inc. will pay $50,000 at closing and the balance over 10 equal installments.

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


NOTE 5  SUBSEQUENT EVENTS(CONTINUED)
        -----------------

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

                           PART II. OTHER INFORMATION

ITEM  1.  LEGAL PROCEEDINGSS
          ------------------

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

ITEM  2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------

Sales of Equity Securities

During the six months ended June 30, 2003 the Company issued 220,000 shares of the Company's common stock to a consultant for services provided. Stock based compensation expense of $32,575 was recorded during the six months ended June 30, 2003 in connection with this issuance.

During the six months ended June 30, 2003 the Company issued 500,000 shares of common stock as payment of a loan payable. The shares were valued at $0.01 per share and the loan was reduced by $50,000.

During the six months ended June 30, 2003, 70,000 shares were issued for the exercise of 70,000 non-qualified stock options having an exercise price of $0.01 per share. Total proceeds aggregated $7,000.

During the six months ended June 30, 2003, the company received proceeds of $208,629 from the sale of 2,166,250 shares of its common stock under a private placement.

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

None

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

None

ITEM  5.  OTHER INFORMATION
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


ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a) Exhibits:

(b) Reports on Form 8-K:

          Three Months Ended June 30, 2003

          The Company filed a Form 8-K on May 23, 2003 relating to events taken place on May 19, 2003 relating to the Letter of Intent to merge the Registrant with Scanbuy, Inc.

          The Company filed a Form 8-K on June 2, 2003 relating to events taken place on May 30, 2003 relating to the Merger Agreement with Scanbuy, Inc. subject to certain conditions.

          The Company filed a Form 8-K on June 2, 2003 relating to events taken place on June 2, 2003 relating to the Registrant's Board of Directors approving an increase in the authorized number of common shares of the Registrant to 100,000,000.

          The Company filed a Form 8-K on June 12, 2003 relating to events taken place on June 12, 2003 relating to the Registrant's Shareholders approving an increase in the authorized number of common shares of the Registrant to 100,000,000.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    INTERNATIONAL WIRELESS, INC.
                                                                    (Registrant)


Date:    January 5, 2004                            By: /s/ THOMAS C. MILLER
                                                      --------------------------
                                                    Thomas C. Miller
                                                    President and Chief
                                                    Executive Officer
                                                    (Duly Authorized Officer)


Date:    January 5, 2004                             By: /s/ JERRY GRUENBAUM
                                                       -------------------------
                                                     Jerry Gruenbaum
                                                     Secretary and Chief
                                                     Financial Officer
                                                     (Principal Financial
                                                     and Accounting Officer)