Form 10QSB
period 2003-09-30
INTERNATIONAL WIRELESS INC
filed 2004-01-05
CIK 1084415

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 2003

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

                          INTERNATIONAL WIRELESS, INC.

                                      INDEX

PART  I.  FINANCIAL  INFORMATION

     Item 1. Condensed Financial Statements

          Condensed Balance Sheet (Unaudited) - September 30, 2003 and December 31, 2002.

          Statements of Operations (Unaudited) - For the Nine Months Ended September 30, 2003 and 2002 and for the Period September 27, 2000(Inception) Through September 30, 2003

          Statements of Operations (Unaudited) - For the Three Months Ended September 30, 2003 and 2002.

          Consolidated Statements of Cash Flows (Unaudited) - For the Nine Months Ended September 30, 2003 and 2002 and for the Period September 27, 2001 (Inception) Through September 30, 2003

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


SIGNATURES

ITEM 1. FINANCIAL STATEMENTS

                   INTERNATIONAL WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                           September 30, 2003      December 31, 2002
                                                              (Unaudited)           (Audited)
                                                             -------------      -----------------
CURRENT ASSETS
   Cash and cash Equivalents                                                         $   24,966
   Prepaid expenses                                                                      88,610
                                                                                     ----------
        Total Current Assets                                                            113,576

SOFTWARE, net                                                                           715,898
PROPERTY AND EQUIPMENT, net                                                              96,692

OTHER ASSETS
   Security deposits                                                                     24,428
                                                                                     ----------

TOTAL ASSETS                                                                         $  950,594
                                                                                     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft                                             $     4,625
   Accounts payable                                               484,366            $  587,983
   Notes payable, related parties                                  77,188               168,473
   Accrued salaries                                                73,242               299,740
   Loans payable                                                   15,000                19,792
   Accrued payroll taxes                                          121,103               121,103
   Current portion of capital lease obligations                      -                   16,081
                                                              -----------            ----------
      Total Current Liabilities                                   775,531             1,213,172

LONG-TERM LIABILITIES
   Capital lease obligations, less current portion                                       14,018

    STOCKHOLDERS EQUITY
       Preferred stock $.001 par value, 5,000,000 shares
          authorized, none issued and
outstanding
       Common stock, $.009 par value,
        50,000,000 shares authorized;
        26,498,772 at June 30, 2003 and 23,249,442 at
        December 31, 2002 issued and outstanding                  508,489               209,245
      Paid-in-capital                                           9,009,489             8,612,489
      Deficit accumulated during development stage            (10,293,502)           (9,098,330)
                                                              -----------            ----------

TOTAL STOCKHOLDERS' EQUITY DEFICIT                               (775,524)             (276,596)
                                                              -----------            ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           -               $  950,594
                                                              ===========            ==========


   The accompanying notes are an integral part of these financial statements.

                   INTERNATIONAL WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                    For the Period
                                                                                  September 27, 2000
                                                           Nine Months Ended         (Inception)
                                                             September 30                 to
                                                          2003           2002     September 30, 2003
                                                     ---------------------------  ------------------
REVENUE                                                                             $     31,093

OPERATING EXPENSES
   General and administrative expenses               $   465,280     $ 3,311,869       6,159,350
   Depreciation and amortization                         729,892         198,411         947,478
                                                     -----------     -----------    ------------

      Total Operating Expenses                         1,195,172       3,510,280       7,106,828

OPERATING LOSS                                         1,195,172       3,510,280       7,075,735

OTHER EXPENSES
   Unrealized loss on sale of marketable securities                       71,337       1,665,057
   Loss on sale of marketable securities                                               1,535,360
   Interest expense                                         -             11,528          17,350
                                                     -----------     -----------    ------------

     Total Other Expenses                                   -             82,865       3,217,767
                                                     -----------     -----------    ------------

   NET LOSS                                          $(1,195,172)    $(3,593,145)   $(10,293,502)
                                                     ===========     ===========    ============

NET LOSS PER COMMON SHARE -
   BASIC AND DILUTED                                 $     (0.05)    $     (0.24)   $      (1.11)
                                                     ===========     ===========    ============

WEIGHTED AVERAGE SHARES
   OUTSTANDING                                        25,172,239      14,869,273       9,296,541
                                                      ==========      ==========       =========

   The accompanying notes are an integral part of these financial statements.

                   INTERNATIONAL WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)


                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                       Three Months Ended
                                                         September 30,
                                                     2003               2002
                                                  -----------------------------
OPERATING EXPENSES
   General and administrative expenses            $   23,676         $  814,410
   Depreciation and amortization                        -                66,566
                                                  ----------         ----------
      Total Operating Expenses                        23,676            880,976

OTHER EXPENSES
   Unrealized loss on sale of marketable
securities
   Loss on sale of marketable
securities
   Interest expense                                     -                 5,104
                                                  ----------         ----------
     Total Other Expenses                               -                 5,104
                                                  ----------         ----------
   NET LOSS                                       $  (23,676)        $ (886,080)
                                                  ==========         ==========
NET LOSS PER COMMON SHARE -
   BASIC AND DILUTED                              $     -            $    (0.05)
                                                  ==========         ==========

   The accompanying notes are an integral part of these financial statements.

                          INTERNATIONAL WIRELESS, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                                  For the Period
                                                                                                September 27, 2001
                                                                 For the Nine Months Ended         Inception to
                                                                       September 30,               September 30,
                                                                 --------------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                  2003         2002                2003
                                                                      ----         ----                ----
   Net Loss                                                       $(1,195,172)  $(3,593,145)       $(10,293,502)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation                                                    13,994        20,991              52,605
       Amortization of intangible asset                               715,898       177,420             894,893
       Prepaid consulting amortization                                                                   83,067
       Conversion of loan receivable to consulting expenses                                              20,500
       Loan receivable write off                                                                          6,324
       Unrealized loss on marketable securities                                      71,337           1,665,057
       Loss on sale of marketable securities                                                          1,535,360
       Stock based compensation                                       385,576     1,260,843           2,752,124
       Loan forgiveness                                                59,829                            59,829
     Changes in operating assets and liabilities:
       Decrease (increase) in prepaid expenses                         88,610        61,247
       Decrease (increase) in security deposits                        24,424         4,491
       Decrease (Increase) in accounts payable                       (103,797)      564,767             270,923
       (Decrease) increase in accrued salaries                       (226,498)                           73,242
       Increase in accrued payroll taxes                                 -             -                121,103
                                                                  -----------   -----------        ------------
                   Total adjustments                                  958,036     2,161,093           7,535,027
                                                                  -----------   -----------        ------------

       NET CASH USED IN OPERATING ACTIVITIES                         (237,136)   (1,432,052)         (2,758,475)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                              (87,112)            (79,025)
   Repayment of loans receivable, related parties                                                        50,000
   Proceeds from sale of marketable securities                                                          202,892
   Advances under loans receivable to related parties                    -          286,162            (302,915)
                                                                  -----------   -----------        ------------
       NET CASH PROVIDED (USED IN ) INVESTING
         ACTIVITIES                                                      -          199,050            (129,048)
                                                                  -----------   -----------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from notes payable, related parties                   (16,667)      253,850             331,747
   Payments, increased obligations on capital lease obligations        (1,913)       (5,898)             11,853
   Net proceeds from issuance of common stock                         226,125       951,111           2,539,298
                                                                  -----------   -----------        ------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                        207,545     1,199,063           2,882,898
                                                                  -----------   -----------        ------------

     NET (DECREASE) INCREASE IN CASH AND CASH
       EQUIVALENTS                                                    (29,591)      (33,939)             (4,625)

CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR                            24,966        54,310                -
                                                                  -----------   -----------        ------------


CASH AND CASH EQUIVALENTS-END OF YEAR                             $    (4,625)  $    20,371        $     (4,625)
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

                   INTERNATIONAL WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 1 BASIS OF PRESENTATION
       ---------------------

          The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the International Wireless, Inc. ("the Company") annual report on Form 10-KSB for the year ended December 31, 2002.

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

          GOING CONCERN AND MANAGEMENT'S PLAN
          -----------------------------------

          As shown in the accompanying financial statements, the Company incurred a net loss of $1,195,172 for the nine months ended September 30, 2003 and a cumulative loss from inception to September 30, 2003 of $10,293,502. Additionally as noted above, the Company has ceased its operations and is looking for a merger partner. See Note 5 Subsequent Events.

          STATEMENT OF OPERATIONS
          -----------------------

          During the nine month period ending September 30, 2003, the Company ceased its operations and as a result, final obligations were recorded and adjusted, the license agreement was considered to have no value and was written off and the principal officers agreed to waive their salary accruals.

NOTE 3 STOCKHOLDERS' EQUITY
       --------------------

          During the nine months ended September 30, 2003 the Company issued 220,000 shares of the Company's common stock to a consultant for services provided. Stock based compensation expense of $32,575 was recorded during the six months ended September 30, 2003 in connection with this issuance.

          During the nine months ended September 30, 2003 the Company issued 500,000 shares of common stock as payment of a loan payable. The shares were valued at $0.01 per share and the loan was reduced by $50,000.

          During the nine months ended September 30, 2003, 70,000 shares were issued for the exercise of 70,000 non-qualified stock options having an exercise price of $0.01 per share. Total proceeds aggregated $7,000.

          During the nine months ended September 30, 2003, the company received proceeds of $208,629 from the sale of 2,166,250 shares of its common stock under a private placement.

                   INTERNATIONAL WIRELESS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


NOTE 3 STOCKHOLDERS EQUITY (CONTINUED)
       -------------------

          In August 2003, the Board of Directors authorized an increase of the Company's authorized shares by 50,000,000 to a miximum authorized of 100,000,000 shares. The shareholders ratified the increase at an August 29, 2003 shareholders' meeting.

          In August, the Board of Directors issued 30,000,000 shares to First Union Venture Group, LLC as consideration for their performance of duties related to managing and final disposition of the Company.

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

          On September 30, 2003, a judgment in the amount of 99,089, which included $50,000 security deposit replenishment, was entered against the company for breach of contract for non-payment of rent on the company's office facility in Woburn, Massachusetts. Additionally, the company is contingently liable for the balance of the lease which expires July 31, 2005. The total lease payments to July 31, 2005 approximate $428,000.

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
          -----------------------------------------

Increase in authorized Securities
---------------------------------

In August 2003, the Board of Directors authorized an increase of the Company's authorized shares by 50,000,000 to a miximum authorized of 100,000,000 shares. The shareholders ratified the increase at an August 29, 2003 shareholders' meeting.

Issue of Equity Securities
--------------------------

During the nine months ended September 30, 2003 the Company issued 220,000 shares of the Company's common stock to a consultant for services provided. Stock based compensation expense of $32,575 was recorded during the six months ended June 30, 2003 in connection with this issuance.

During the nine months ended September 30, 2003 the Company issued 500,000 shares of common stock as payment of a loan payable. The shares were valued at $0.01 per share and the loan was reduced by $50,000.

During the nine months ended September 30, 2003, 70,000 shares were issued for the exercise of 70,000 non-qualified stock options having an exercise price of $0.01 per share. Total proceeds aggregated $7,000.

During the nine months ended September 30, 2003, the company received proceeds of $208,629 from the sale of 2,166,250 shares of its common stock under a private placement.

In August, the Board of Directors issued 30,000,000 shares to First Union Venture Group, LLC as consideration for their performance of duties related to managing and final disposition of the Company.


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
          --------------------------------

(a) Exhibits:

(b) Reports on Form 8-K:

          Three Months Ended September 30, 2003

          The Company filed a Form 8-K on September 11, 2003 relating to events taken place on August 29, 2003 relating to the change in control of the registrant when it issued 30,000,000 common shares to First Union Venture Group, LLC as consideration for their services. In addition the board of directors consisting of Ira Weiss as Chairman, Stanley A. Young, and John Kelly resigned.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    INTERNIONAL WIRELESS, INC.
                                                                    (Registrant)


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