Form 10KSB
period 2003-12-31
INTERNATIONAL WIRELESS INC
filed 2004-05-25
CIK 1084415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

                [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ending December 31, 2003

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-27045

                          INTERNATIONAL WIRELESS, INC.
             ------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


              Maryland                                       36-4286069
     ----------------------------                           ------------
     (State or other jurisdiction                          (IRS Employer
          of Incorporation)                              Identification No.)


       25 Mound Park Drive
        Springboro, Ohio                                         45066
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)


                                 (937) 748-4217
                                ----------------
                           (Issuer's telephone number,
                              including area code)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were: none
                                                       ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the Issuer filed all documents and reports required to be filed by
Section 12, 13, or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.
Yes  [ ]  No  [ ]

                         APPLICABLE TO CORPORATE ISSUERS

On May 25, 2004, the Issuer had 13,353,606 outstanding shares of its $.009 par value common stock. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $30,982,372 at the closing quotation for the Registrant's common stock of $4.00 as of May 25, 2004.

Transitional Small Business Disclosure Format Used (check one):
Yes [ ]  No [X]

Documents incorporated by reference:  None.


                          INTERNATIONAL WIRELESS, INC.

                                TABLE OF CONTENTS
                                                                         PAGE

                                     PART I

Item 1.     Business of the Company . . . . . . . . . . . . . . . . .      4

Item 2.     Properties  . . . . . . . . . . . . . . . . . . . . . . .      9

Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . .      9

Item 4.     Submission of Matters to a Vote of Securities Holders . .     10

                                     PART II

Item 5.     Market for the Issuer's Common Equity and Related
              Shareholder Matters . . . . . . . . . . . . . . . . . .     11

Item 6.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . .     17

Item 7.     Financial Statements  . . . . . . . . . . . . . . . . . .     22

Item 8.     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosures . . . . . . . .     32

                                    PART III

Item 9.     Directors, Executive Officers, Promoters
              and Control Persons; Compliance with
              Section 16(a) of the Exchange Act . . . . . . . . . . .     32

Item 10.    Executive Compensation  . . . . . . . . . . . . . . . . .     36

Item 11.    Security Ownership of Certain Beneficial
              Owners and Management . . . . . . . . . . . . . . . . .     38

Item 12.    Certain Relationships and Related Transactions  . . . . .     39

Item 13.    Exhibits, and Reports on Form 8-K . . . . . . . . . . . .     40

            Signatures  . . . . . . . . . . . . . . . . . . . . . . .     42


                                     PART I

ITEM 1.   BUSINESS OF THE COMPANY

     FORWARD-LOOKING STATEMENTS. This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. In addition, the Company (International Wireless, Inc., a Maryland corporation), may from time to time make oral forward-looking statements. Actual results are uncertain and may be impacted by many factors. In particular, certain risks and uncertainties that may impact the accuracy of the forward-looking statements with respect to revenues, expenses and operating results include without imitation; cycles of customer orders, general economic and competitive conditions and changing customer trends, technological advances and the number and timing of new product introductions, shipments of products and components from foreign suppliers, and changes in the mix of products ordered by customers. As a result, the actual results may differ materially from those projected in the forward-looking statements.

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

     The Company's original investment strategy had been, since inception, to invest in a diverse portfolio of private companies that in some way build the Internet infrastructure by offering hardware, software and/or services which enhance the use of the Internet. Prior to it's reverse merger with International Wireless, the Company identified two eligible portfolio companies within which they entered into agreements to acquire interests within such companies and to further invest capital in these companies to further develop their business. However, on each occasion and prior to each closing, the Company was either unable to raise sufficient capital to consummate the transaction or discovered information which modified its understanding of the eligible portfolio company's financial status to such an extent where it was unadvisable for it to continue and consummate the transaction. During the 2002 fiscal year, the Company entered into a definitive share exchange agreement and investment agreement with Vivocom, Inc., a San Jose, California based software company that had developed a proprietary all media switching system which enables all forms of data to be sent over a single IP channel. The Company intended on investing a minimum of three million two hundred and fifty thousand dollars ($3,250,000) within Vivocom over several months. Due to the Company's inability to raise this money, the share exchange never took place and the agreement terminated.

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

     From December 27, 2001 through June 2003, the Company attempted to develop its bar code technology and bring it to market. To that extent, the Company moved its operations to Woburn, Massachusetts, hired numerous computer programmers, developers and sales people in addition to support staff. Due to the Company's inability to raise sufficient capital, the Company was unable to pay current operating expenses and by June, 2003 shut down its operations entirely.

     On August 29, 2003, a change in control of the Company occurred in conjunction with naming Attorney Jerry Gruenbaum of First Union Venture Group, LLC as attorney of record for the purpose of overseeing the proper disposition of the Company and its remaining assets and liabilities by any means appropriate, including settling any and all liabilities to the U.S. Internal Revenue Service and the Commonwealth of Massachusetts' Attorney General's office for unpaid wages.

     In conjunction with naming Attorney Jerry Gruenbaum of First Union Venture Group, LLC as attorney of record for the purpose of overseeing the proper disposition of the Company and its remaining assets and liabilities, the Company issued First Union Venture Group, LLC, a Nevada Limited Liability Company, Thirty Million (30,000,000) newly issued common shares as consideration for their services. In addition, the Company canceled any and all outstanding options, warrants, and/or debentures not exercised to date. The Company further nullified any and all salaries, bonuses, and benefits including severance pay and accrued salaries to Stanley A. Young and Michael Dewar.

     On November 12, 2003, the Company approved the spin-off of the two subsidiaries of the Company and any and all remaining assets of the Company, including any intellectual property, to enable the Company to pursue a suitable merger candidate. In addition, the Company approved a 30 to 1 reverse split of all existing outstanding common shares of the Company.

     On November 15, 2003, a change in control of the Company occurred whereby the Company entered into an Acquisition Agreement to acquire one hundred percent (100%) of PMI Wireless, Inc., a Delaware corporation with corporate headquarters located in Cordova, Tennessee. The acquisition, in the form of a reverse merger, took place on December 1, 2003 for the aggregate consideration of $50,000 in cash, all of which was paid to the U.S. Internal Revenue Service for the Company's prior obligations, plus assumption of the Company's existing debts, for 9,938,466 newly issued common shares of the Company.

     On December 10, 2003, the Company entered into an Acquisition Agreement to acquire one hundred percent (100%) of Mound Technologies, Inc. ("Mound"), a Nevada corporation with its corporate headquarters located in Springboro, Ohio. The acquisition was a stock for stock exchange in which the Company acquired all of the issued and outstanding common stock of Mound in exchange for 1,256,000 newly issued shares of its common stock. As a result of this transaction, Mound became a wholly owned subsidiary of the Company.

(B) BUSINESS OF THE ISSUER

     The Company is in the early stages of business formation and operation. In its present form, the Company's mission is to become a leading diversified company with business interests in well established service organizations and capital goods manufacturing companies. The Company plans to successfully grow by acquiring companies with historically profitable results, strong balance sheets, high profit margins, and solid management teams in place. By providing access to financial markets, expanded marketing opportunities and operating expense efficiencies, the Company expects to become the facilitator for future growth and higher long-term profits. In the process, the Company expects to develop new synergies among the acquired companies, which should allow for greater cost effectiveness and efficiencies, and thus further enhancing each individual company's strengths. To date, the Company has completed company acquisitions in the wireless technology, steel fabrication and heavy machinery industries.

     (1) PMI WIRELESS, INC.

     PMI Wireless, Inc. is an emerging technology company, incorporated in September 2003, which plans to deliver Customer Premise Equipment (CPE) for Broadband Wireless Access Systems in the ISM, WLL, MMDS and UNII frequency bands. PMI expects to provide a reduction of build-out costs for Broadband Wireless Access Systems while accelerating the speed of deployment. PMI also expects to deliver next-generation wireless services that support expanded coverage, seamless global roaming, higher voice quality, high-speed data and a full range of broadband multimedia services, including full motion video, video conferencing, and high-speed Internet access. Additional services are expected to include on-demand medical imaging, real-time road maps, and anytime, anywhere video conferencing.

     PMI is also a licensed reseller for Turbowave, Inc. Turbowave develops, manufactures, and markets certain hardware, software, and related materials for use with certain personal computers, wireline and wireless devices. PMI expects to utilize the Turbowave manufactured products in developing and marketing its products and services.

     To date, PMI has not produced or sold any products or services.

     (2) MOUND TECHNOLOGIES, INC.

     Mound was incorporated in the state of Nevada in November of 2002, with its corporate offices located in Springboro, Ohio. Mound is actively involved in the fabricated metals industry as well as property management. This business includes two divisions and Freedom Products of Ohio ("Freedom"), a wholly owned subsidiary.

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

     The Property Management Division is also located in Springboro, Ohio. This division presently owns two properties and manages three other properties, all in Ohio, which includes 37,000 square feet of light and heavy manufacturing buildings on approximately 6 acres. An additional 33 acres of industrial property is managed but not owned, all in Ohio.

     Freedom is a wholly owned subsidiary of Mound. Freedom manufactures products for the heavy machinery industry and has the ability to do complete assembly and testing if required. This includes machine bases, breeching, pollution control abatement fabrications and material handling fabrications. Freedom has the capacity to fabricate weldments and assemblies up to 50 tons total weight. Freedom is located in Middletown, Ohio.

     (3) STEEL FABRICATION DIVISION:

     The Steel Fabrication Division is focused on the fabrication of metal products. This Division produces structural steel, miscellaneous metals, steel stairs, railings, bar joists, metal decks and the erection thereof. This Division produced net sales of $4.4 million in 2003.

     The State of Ohio is the second largest producing state for fabricated metal products in the country. The fabricated metal component of the Ohio Gross State Product was $8.995 million for 2001. Over the past three years, from the first quarter of 2001 to the first quarter of 2003, the economic downturn has hit this manufacturing segment hard. A substantial number of factory jobs have been lost in this Division's operating region. During this time, nearly 60% of the durable goods manufacturers were concentrated in these two struggling industries - fabricated metal and machinery manufacturing. Along with the economic manufacturing downturn, intense competition from China also contributed to the challenging economic climate of this industry. With the economy emerging out of its doldrums in late 2003, coupled with steel tariffs being ended, business prospects for the metal fabrication industry have improved. For the first quarter of 2004, this Division has approximately $3,300,000 in order backlog.

     This Division's customers are typically U.S. based companies that require large structural steel fabrication, with needs such as building additions, new non-residential construction, etc. Customers are typically located within a one-day drive from the Company's facilities. The Company is able to reach 70% of the U.S. population, yielding a significant potential customer base. Marketing of our products is done by advertising in industry directories, word-of-mouth from existing customers, and by the dedicated efforts of in-house sales staff monitoring business developments opportunities within the Company's region. Large clients typically work with the Company on a continual basis for all their fabricated metal needs.

     Competition overall in the U.S. steel fabrication industry has been reduced by approximately 50% over the last few years due to economic conditions leading to the lack of sustained work. The number of regional competitors has gone from ten down to three over the past five years. Larger substantial work projects have declined dramatically with the downturn in the economy. Given the geographical operating territory of the Company, foreign competition is not a major factor. In addition to competition, steel pricing represents another significant challenge. The cost of steel, our highest input cost, has seen significant increases in recent years. The Company will manage this challenge by stockpiling the most common steel component products and incorporating price increases in job pricing as deemed appropriate.

     (4) PROPERTY MANAGEMENT DIVISION:

     The Property Management Division is focused on the ownership and management of industrial property, principally in Ohio. This Division owns two properties and manages three other properties, which include 37,000 square feet of light and heavy manufacturing buildings on approximately 6 acres. An additional 33 acres of industrial property is managed but not owned. All properties owned and/or managed are in the State of Ohio.

     The real estate component of the Ohio Gross State Product was $33.251 million for 2001. With the downturn in the economic climate in the most recent years, the volume of vacant industrial space has edged up slightly. As the economy rebounds, industrial construction is expected to improve as companies begin to occupy space in existing buildings. Increased construction is also expected for growing companies seeking improved facilities that include taller ceilings and other operating features.

     This Division faces competition from real estate investment trusts (REIT's), which are already among the largest commercial property owners in the United States. With over 300 public and private REIT's in the United States, they have slowly been growing their holdings through acquisitions. Most REIT's, however, do not specialize in industrial and office properties.

     (5) FREEDOM PRODUCTS OF OHIO, INC.:

     Freedom Products of Ohio ("Freedom") is a wholly owned subsidiary of Mound. Freedom manufactures products for the heavy machinery industry and has the ability to do complete assembly and testing if required. This includes machine bases, breeching, pollution control abatement fabrications and material handling fabrications. Freedom has the capacity to fabricate weldments and assemblies up to 50 tons total weight. Freedom is located in Middletown, Ohio.

     (6)  EMPLOYEES

     As of May 25, 2003, the Company, including its subsidiaries has forty-five employees, consisting of full-time officers and in-house-counsel The Company believes that our relationship with our current employees is good. The Company is however in dispute with former employees as to back salaries and severance pay. The Company's success is dependent, in part, upon our ability to attract and retain qualified management and technical personnel. Competition for these personnel is intense, and the Company will be adversely affected if it is unable to attract key employees. The Company presently does not have a stock option plan for key employees and consultants.

     (7) GOING CONCERN QUALIFICATION BY INDEPENDENT AUDITORS

     The Company's independent auditors have reported that the Company has suffered recurring net operating losses and has a working capital deficit and a shareholders' deficit that raises substantial doubt about our Company's ability to continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $809,596 during the year ended December 31, 2003 resulting in a deficit accumulated during the development stage of $9,907,926. Failure to raise capital or generate revenue in the future may result in the Company depleting its available funds, being unable to fund its investment pursuits and cause it to curtail or cease operations.
Additionally, even if the Company does raise sufficient capital or generate revenue, there can be no assurances that the net proceeds or the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.


ITEM 2.   PROPERTIES

     The Company's executive offices are located at 25 Mound Park Drive, Springboro, Ohio which is the office of Mound Technologies, Inc. the operating subsidiary of the Company. The Company does not pay any rent to Mound Technologies, Inc. for the space it utilizes and shares with Mound. Mound Technologies pays rent for the entire manufacturing facility and general office space.


ITEM 3.   LEGAL PROCEEDINGS

     On November 20, 2001 a judgment in the amount of $10,497 was entered against the Company, and Omar A. Rizvi, the former Chairman of the Board of Directors of Origin, by the Labor Commissioner in the State of California for past wages, interest and penalties owed to a former employee of the Company who alleged to have performed paralegal and bookkeeping services in California for Origin. To date the judgment has not been paid.

     In December, 2002 the Company was sued by Greg Laborde in U.S. District Court for the District of New Jersey for Breach of Employment Contract and Defamation seeking monetary damages including additional stocks and warrants. The Company has settled the dispute in May 2004 for 170,000 newly issued shares of the Company.

     On February 20, 2003 a judgment in the amount of $28,750 was entered against the Company for unpaid rent on behalf of Graham Paxton, the former President and CEO of the Company as part of his employee benefit plan. To date the judgment has not been paid.

     On March 20, 2003 a judgment in the amount of $2,000 was entered against the Company by Beyond Words Communication, Inc. for prior unpaid marketing services rendered to the Company. To date the judgment has not been paid.

     On March 31, 2003 a judgment in the amount of $99,090 was entered against the Company for breach of contract for non payment of rent on the Company's former office facility in Woburn, Massachusetts. To date the judgment has not been paid.

     In May, 2003 certain former employees filed complaints with the Commonwealth of Massachusetts Attorney General's office for unpaid salaries and accrued vacation pay. In accordance with Company's records, the Company owes a total of approximately $73,000 for back fees, gross salaries and accrued vacation. From its records, which the employees dispute, the Company owes the following to individuals who filed a complaint with the Attorney General's
Office:

Thomas C. Antognini                $12,273.03
John Poupolo                       $14,344.44
James K. Levinger                  $11,454.31
Tom Gosselin                       $ 5,332.40
                                   ----------
   Total                           $41,404.18
                                   ==========

     In April 2004, a judgment was obtained against Mound Technologies, Inc., a newly acquired subsidiary, in the amount of $175,000 by a vendor. The Company has recently negotiated a settlement agreement with payment of a reduced amount due by July 12, 2004.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 29, 2003, a majority of the shareholders of record by special meeting of the shareholders approved a change in control of the Company in conjunction with naming Attorney Jerry Gruenbaum of First Union Venture Group, LLC as attorney of record for the purpose of overseeing the proper disposition of the Company and its remaining assets and liabilities by any means appropriate, including settling any and all liabilities to the U.S. Internal Revenue Service and the Commonwealth of Massachusetts' Attorney General's office for unpaid wages.

     In conjunction with naming Attorney Jerry Gruenbaum of First Union Venture Group, LLC as attorney of record, the Company issued First Union Venture Group, LLC, a Nevada Limited Liability Company, Thirty Million (30,000,000) newly issued common shares as consideration for their services. In addition, the Company canceled any and all outstanding options, warrants, and/or debentures not exercised to date. The Company further nullified any and all salaries, bonuses, and benefits including severance pay and accrued salaries of Stanley A. Young and Michael Dewar.

     On November 12, 2003, at a Special meeting of the Shareholders, a majority of the Shareholders of the Company being present, approved the spin-off of the two subsidiaries of the registrant and any and all remaining assets of the registrant, including any intellectual property, to enable the registrant to pursue a suitable merger candidate. Also approved was a 30 to 1 reverse split of all existing outstanding common shares of the corporation.

     On November 15, 2003, a change in control of the Company occurred whereby the Company entered into a reverse merger Acquisition Agreement to acquire one hundred percent (100%) of PMI Wireless, Inc., a Delaware corporation with corporate headquarters located in Cordova, Tennessee. The acquisition, took place on December 1, 2003 for the aggregate consideration of $50,000 in cash, all of which was paid to the U.S. Internal Revenue Service for the Company's prior obligations, plus assumption of the Company's existing debts, for 9,938,466 common shares of the Company.


                                     PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUIY AND RELATED SHAREHOLDER MATTERS

     The Company common stock is currently trading on the Pink Sheet as a result of its failure to timely file its required annual and quarterly reports which it is now correcting. The Company was formed on April 6, 1999. In April 1999, the Company's common stock had been listed for trading on the OTC Bulletin Board under the symbol "OGNI." The trading market for the Company's stock is limited and sporadic and should not be deemed to constitute an "established trading market". In connection with the change of the Company's name to International Wireless, Inc., the Company's symbol was changed to "IWIN" on January 2, 2002. As a result of the 30-1 reverse split of the shares outstanding, the Company's symbol was changed to "IWLJ.PK" on November 12, 2003.

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

                                                  HIGH          LOW
                                                  ----          ----

FISCAL YEAR ENDED DECEMBER 31, 2002
First  Quarter                                    3.25          2.60
Second  Quarter                                   1.42          1.10
Third  Quarter                                    0.45          0.33
Fourth  Quarter                                   0.15          0.14

FISCAL YEAR ENDING DECEMBER 31, 2003

First  Quarter                                    0.04          0.04
Second  Quarter                                   0.02          0.02
Third  Quarter                                    0.02          0.02
Fourth  Quarter                                   5.00          5.00

     The closing bid price for the common stock as reported by the OTC Bulletin Board on May 25, 2004 was $4.00.

     As of May 25, 2004, there were approximately 557 holders of record of the Company's common stock.


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

RECENT SALES OF UNREGISTERED SECURITIES

     The following is information for all securities that the Company has sold since inception without registering the securities under the Securities Act. These securities do not reflect a one-for-nine reverse split of the total issued and outstanding common stock of the Company that took place in December 7, 2001, or the thirty-for-one reverse split of the total issued and outstanding common stock of the Company that took place November 12, 2003:

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

     On May 8, 2000 the Company offered to sell and on May 24, 2000 completed the sale of 142,000 units to private accredited investors for an aggregate of $106,500 or $0.75 per unit. We received net proceeds totaling $96,500 after payment of a 10% finder's fee to a non affiliated third party. Each Unit was comprised of one share of common stock (free trading pursuant to Rule 606 of Regulation E) and one Class A common stock purchase warrant. Each Class A common stock purchase warrant is exercisable for one restricted common stock upon payment of $.75 per warrant. The Class A warrants are exercisable for a five year period.

     On February 29, 2000 the Company offered for sale 16,000 shares of Series A Convertible Preferred Stock for $4,600,000 or $287.50 per share. The Series A
Convertible Preferred Stock was convertible into common stock in stages occurring at one months intervals over a ten month period. The Series A Convertible provided for (a) a liquidation preference of $1.00 per share (plus all declared but unpaid dividends); (b) full voting rights based upon the number of shares of common stock into which each share is convertible; (c) no conversion price per share of common stock; and (d) an automatic conversion into common stock on specified dates. Class 1 Series A investors received the above terms and had their funds placed into an escrow account which was set up where the aggregate proceeds deposited in this account was to be released to the Company when it reached $2,650,000. The use of proceeds was allocated for a proposed acquisition of Encore/Sigma and for working capital. If the funds did not reach that amount by a specified date, all principal and interest earned was to be returned to the Class 1 Series A Preferred holders. Class 2 Series A Convertible Preferred holders were offered one additional restricted common stock for every $10.00 they invested if they agreed to allow the Company to use their funds for current working capital rather than have their funds deposited in the escrow account.

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

     On August 29, 2000 the Company offered to sell and on September 12, 2000 completed the sale of 350,000 shares of common stock to an accredited investor for an aggregate of $507,500 or $1.45 per share. Net proceeds received were $456,750, net of direct related costs of $50,750. These shares were sold in connection with filing an offering circular pursuant to Rule 604 of Regulation E of the Securities Act. Use of proceeds from this offering include payment of accounting fees, legal fees associated the Alpha transaction and Vivocom transaction, and with the evaluation of Vivocom's patent application, and for general working and operating capital purposes.

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

     On August 20, 2001 the Company offered to sell pursuant to a private placement an aggregate of 5,400,000 shares of its common stock at $0.02 per share for an aggregate of $108,000. Said shares shall be restricted pursuant to Rule 144 of the Securities Act of 1933. Proceeds from the sale shall be used for covering outstanding liabilities of the company and to pay for costs associated with its continual listing on the NASDAQ OTC:BB exchange. At the time of filing of this Form 10-K, One investor had purchased 1,500,000 of these shares for an aggregate purchase price of $30,000.

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

     On October 12, 2001 the Company sold 375,000 shares of the Private Offering to an investor for an aggregate of $7,500. The investor was an accredited investor as that term is defined pursuant to Rule 501 of the Securities Act of 1933. The offering was done pursuant to Rule 606 of Regulation E.

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

     During the year ended December 31, 2002, $160,149 of notes payable to related parties was converted into 1,550,414 shares of common stock under the Company's private placement offering.

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

     During the year ended December 31, 2003 the Company issued 220,080 shares of the Company's common stock to a consultant for services provided at a price of $0.15 per share. Stock based compensation expense of $34,555 was recorded in connection with this issuance.

     During the year ended December 31, 2003 the Company issued 500,000 shares of common stock as payment of a loan payable to a related party. The shares were valued at $0.01 per share and the outstanding loan was reduced by $50,000.

     During the year ended December 31, 2003, 70,000 shares were issued in connection with the exercise of 70,000 non-qualified stock options at an exercise price of $0.01 per share. Total proceeds were $7,000.

     During the year ended December 31, 2003, the company received proceeds of $219,125 from the sale of 2,191,250 shares of its common stock under a private placement at $0.10 per share.

     During the year ended December 31, 2003, the Company issued 268,000 shares to private placement holders who had subscribed to the private placement at higher prices. The effect of this additional issuance was to reduce these holders' purchase price basis to $0.10 per share.

     In August, the Board of Directors issued 30,000,000 shares to First Union Venture Group, LLC as consideration for their performance of duties related to finalizing the Company's affairs.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION

     The following discussion and analysis provides certain information, which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the year ended December 31, 2003. This discussion and analysis should be read in conjunction with the Company's financial statements and related footnotes.

     The Company's auditors have issued a going concern opinion. The Company's auditors have reported that the Company has suffered net operating losses and has a working capital deficit that raises substantial doubt about our Company's ability to continue as a going concern.

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

     The Company was incorporated in the State of Maryland on April 6, 1999 as Origin Investment Group, Inc. ("Origin"). On December 27, 2001, the Company went through a reverse merger whereby it acquired all the outstanding shares of International Wireless, Inc. ("International Wireless"). Under the said reverse merger, the former Shareholders of International Wireless ended up owning an 88.61% interest in the Company. Thereafter on January 2, 2002, the Company changed its name from Origin to our current name, International Wireless, Inc.

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

However, on each occasion and prior to each closing, the Company was either unable to raise sufficient capital to consummate the transaction or discovered information which modified their understanding of the eligible portfolio company's financial status to such an extent where it was unadvisable for them to continue and consummate the transaction. During the 2002 fiscal year, the Company entered into a definitive share exchange agreement and investment agreement with Vivocom, Inc., a San Jose, California based software company that had developed a proprietary all media switching system which enables all forms of data to be sent over a single IP channel. The Company intended on investing a minimum of three million two hundred and fifty thousand dollars ($3,250,000) within Vivocom over several months. Due to the Company's inability to raise this money, the share exchange never took place and the agreement terminated.

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

     On January 15, 2002, the Company acquired Mitigo, Inc. a Delaware corporation with its corporate headquarters located in Woburn, Massachusetts. The Acquisition consisted of a stock for stock exchange in which the Company acquired all of the issued and outstanding common stock of Mitigo in exchange for the issuance of a total of 4,398,000 shares of its common stock. As a result of this transaction, Mitigo became a wholly-owned subsidiary of the Company. On November 12, 2003 Mitigo was spun out as a separate company to the existing shareholders at that time.

     From December 27, 2001 through June 2003, the Company attempted to develop its bar code technology and bring it to market. To that extent, the Company moved its operations to Woburn, Massachusetts, hired numerous computer programmers, developers and sales people in addition to support staff. Due to the Company's inability to raise sufficient capital, the Company was unable to pay current operating expenses and by June, 2003 shut down its operations entirely.

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

     In conjunction with naming Attorney Jerry Gruenbaum of First Union Venture Group, LLC as attorney of record for the purpose of overseeing the proper disposition of the Company and its remaining assets and liabilities, the Company issued First Union Venture Group, LLC, a Nevada Limited Liability Company, Thirty Million (30,000,000) newly issued common shares as consideration for their services. In addition, the Company canceled any and all outstanding options, warrants, and/or debentures not exercised to date. The Company further nullified any and all salaries, bonuses, and benefits including severance pay and accrued salaries to Stanley A. Young and Michael Dewar.

     On November 12, 2003, the Company approved the spin-off of the two subsidiaries of the Company and any and all remaining assets of the Company including any intellectual property, to enable the Company to pursue a suitable merger candidate. In addition, the Company approved a 30 to 1 reverse split of all existing outstanding common shares of the Company.

     On November 15, 2003, a change in control of the Company occurred whereby the Company entered into an Acquisition Agreement to acquire one hundred percent (100%) of PMI Wireless, Inc., a Delaware corporation with corporate headquarters located in Cordova, Tennessee. The acquisition, in the form of a reverse merger, took place on December 1, 2003 for the aggregate consideration of $50,000 in cash, all of which was paid to the U.S. Internal Revenue Service for the Company's prior obligations, plus assumption of the Company's existing debts, for 9,938,466 newly issued common shares of the Company.

     On December 10, 2003, the Company entered into an Acquisition Agreement to acquire one hundred percent (100%) of Mound Technologies, Inc., a Nevada corporation with its corporate headquarters located in Springboro, Ohio. The acquisition was a stock for stock exchange in which the Company acquired all of the issued and outstanding common stock of Mound in exchange for 1,256,000 newly issued shares of its common stock. As a result of this transaction, Mound became a wholly owned subsidiary of the Company.


RESULT OF OPERATIONS FOR FISCAL YEARS ENDED 2003 AND 2002

     We are a Development Stage Company, and had no revenues for the fiscal year ended December 31, 2003. Our net loss for the year ended December 31, 2003 was $809,596.

     On December 10, 2003, the Company acquired 100% of the issued and outstanding stock of Mound Technologies, Inc. ("Mound") for an aggregate purchase price of 1,256,000 newly issued shares of the Company's common stock. Mound, a Nevada corporation, is a steel fabricator meeting industrial and architectural standards for commercial buildings. The acquisition is being accounted for as a purchase under SFAS No. 141, Business Combinations. Since the acquisition occurred on December 10, 2003, it was included in the Company's financial statements as an investment in Mound and its financials were not fully consolidated into the Company's financial statements on an item by item basis since the period of inclusion was not deemed significant.

     Mound's condensed results of operations for the year ended December 31, 2003 was as follows:

         Net sales                                                 $  4,428,836
         Cost and expenses
           Cost of good sold                                          4,055,404
           Selling, general and administrative expenses               1,281,975
           Depreciation and amortization                                 64,400
                                                                    ------------
                 Total Cash and Expenses                              5,401,779
                                                                    ------------
           Operating loss                                              (972,943)
              Non-operating expenses                                   (537,507)
                                                                    ------------

                 Net Loss                                           $(1,510,450)
                                                                    ============

LIQUIDITY AND CAPITAL RESOURCES

     We are seeking to raise up to $10 million of additional capital from private investors and institutional money managers in the next few months, but there can be no assurance that we will be successful in doing so. If we are not successful in raising any of this additional capital, our current cash resources may not sufficient to fund our current operations. We intend to accelerate our development and infrastructure spending in the coming calendar quarters if we have sufficient capital resources available to do so, however, our ability to do so is highly uncertain at this time. Our independent auditors have noted in their report on our 2003 financial statements that there are existing uncertain conditions that we face relative to our capital raising activities, and these conditions raise substantial doubt as to our ability to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS:

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which the Company adopted during 2003. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill.

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

ITEM 7. FINANCIAL STATEMENTS


                  International Wireless, Inc. and Subsidiaries

                        Consolidated Financial Statements
                                December 31, 2003

Contents
--------------------------------------------------------------------------------

Independent Auditors' Report                                        Page     F 1

Consolidated Balance Sheet                                                   F 2
Consolidated Statement of Stockholders' Deficit                              F 3

Notes to Consolidated Financial Statements                                   F 5

                              MEYLER & COMPANY, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS
                                  ONE ARIN PARK
                                 1715 HIGHWAY 35
                              MIDDLETOWN, NJ 07748


                          Independent Auditors' Report

To the Board of Directors
International Wireless, Inc.
Springboro, Ohio

We have audited the accompanying consolidated balance sheet of International Wireless, Inc. and subsidiaries as of December 31, 2003 and the related consolidated statement of stockholders' deficit for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Wireless, Inc. and subsidiary as of December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has a negative working capital of $704,512 and there are existing uncertain conditions which the Company faces relative to its obtaining capital in the equity markets. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                           Meyler & Company, LLC


Middletown, NJ
April 11, 2004

                                       F1

                  INTERNATIONAL WIRELESS, INC. AND SUBISDIARIES

                           CONSOLIDATED BALANCE SHEET
                                December 31, 2003

                                     ASSETS

Investment in Mound Technologies, Inc.                                $  12,560
                                                                      =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft                                                     $   4,625
   Accounts payable                                                     427,228
   Notes payable to related parties                                      77,188
   Accrued salaries                                                      73,242
   Note payable to vendors                                               15,000
   Accrued payroll taxes                                                 71,103
   Accrued income taxes                                                  36,126
                                                                      ---------
      Total Current Liabilities                                         704,512

STOCKHOLDERS'DEFICIT
   Preferred stock $.001 par value, 5,000,000 shares
     authorized, none issued and
outstanding
   Common stock, $0.001 par value,
     100,000,000 shares authorized;
     13,077,758 at December 31, 2003                                     13,077
   Paid-in-capital                                                       11,304
    Accumulated deficit                                                (716,333)
                                                                      ---------

STOCKHOLDERS' DEFICIT                                                  (691,952)
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $  12,560
                                                                      =========

   The accompanying notes are an integral part of these financial statements.

                                       F2

                  INTERNATIONAL WIRELESS, INC. AND SUBISDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                      For the Year Ended December 31, 2003

                                       Capital Stock             Additional
                              ---------------------------        Paid - In        Accumulated
                                 Shares           Capital         Capital           Deficit          Total
                              -------------------------------------------------------------------------------
Balance December 31,
  2002                        23,249,442         $209,245        $8,612,489      $(9,098,330)    $  (276,596)
Issuance of stock in
private placement at
$0.10 per share                1,166,250           10,497           106,128                          116,625
Issuance of stock for
 the exercise of non-
 qualified stock options
 at $0.01 per share               70,000              630             6,370                            7,000
Issuance of stock to
 consultants for services
 provided at $0.15 per
 share                           220,080            1,981            32,574                           34,555
Issuance of stock for
  loan conversion at
  $0.10 per share                500,000            4,500            45,500                           50,000
Issuance of stock for
  adjustments in private
  placement                      268,000            2,411            (2,411)
Issuance of stock for loan
  conversion at $0.10 per
  share                        1,000,000            9,000            91,000                          100,000
Issuance of stock in
  private placement at
  $0.10 per share                 25,000              225             2,275                            2,500
Issuance of stock to
  investment banker as
  fee to finalize company
  affairs                     30,000,000          270,000          (270,000)
Net loss for the year
  ended December
  31, 2003                                                                        (  809,596)       (809,596)
                              ----------         --------        ----------       ----------        --------
          Subtotal            56,498,772          508,489         8,623,925       (9,907,926)       (775,512)

Reverse Merger:
  Revenue 30 to 1
    stock split, par
    value increases to
    $0.28 per share           54,615,480
  Adjustment of par
    value to $0.001 to
    recapitalize com-
    pany                                         (506,606)          506,606
                              ----------         --------         ---------       ----------        --------
          Subtotal             1,883,292            1,883         9,130,531       (9,907,926)       (775,512)

   The accompanying notes are an integral part of these financial statements.

                                       F3

                  INTERNATIONAL WIRELESS, INC. AND SUBISDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS'  DEFICIT  (CONTINUED) For the
                      Year Ended December 31, 2003


                                   Capital Stock                Additional
                           ----------------------------         Paid - In      Accumulated
                             Shares             Capital          Capital         Deficit            Total
                           ---------------------------------------------------------------------------------
Balance carried forward     1,883,292             1,883         9,130,531      (9,907,926)         (775,512)

Issuance of common
  stock to PMI Wireless,
    Inc.                    9,938,466             9,938            61,062                            71,000
Issuance of common
  stock to acquire Mound
  Technologies, Inc.        1,256,000             1,256            11,304                            12,560
Recapitalization of
  accumulated deficit
  in Reverse Merger                                            (9,191,593)      9,191,593

Balance, December
  31, 2003                 13,077,758           $13,077        $   11,304        (716,333)        $(691,952)


   The accompanying notes are an integral part of these financial statements.


                                       F4

                  INTERNATIONAL WIRELESS, INC. AND SUBISDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                                December 31, 2003

NOTE A -  DESCRIPTION OF BUSINESS,  GOING CONCERN  UNCERTAINTY AND  MANAGEMENT'S
          PLANS

          The Company and Nature of Business

          International Wireless, Inc. a Maryland corporation was previously involved with the development of wireless technology and acquisition of companies developing wireless technology for cell phones. The
          Company, after finding it difficult to obtain capital for its development efforts, ceased operation in 2003.

          Reverse Merger

          On December 1, 2003, PMI Wireless, Inc., a private company, acquired 9,938,466 shares of International Wireless, Inc. common stock for $50,000 cash and the assumption of the Company's liabilities, thereby obtaining control of the company. Subsequent to the merger and prior to December 31, 2003, an additional $21,000 was invested to liquidate liabilities. Simultaneously, the Company authorized a 30 for 1 reverse split. Subsequent to this split, PMI Wireless, Inc. controlled 84% of the outstanding common stock of the Company. As a result of the reverse merger, PMI Wireless, inc. became a wholly owned subsidiary of the Company. Prior to the merger, International Wireless, Inc. was a non-operating shell corporation. Pursuant to Securities and Exchange Commission rules, the merger of a private operating company (PMI Wireless, Inc.) into a non-operating public shell corporation with nominal net assets (International Wireless, Inc.) is considered a capital transaction. Accordingly, for accounting purposes, the merger has been treated as an acquisition of PMI Wireless, Inc. by the Company and a recapitalization of the Company. Since the merger is a recapitalization of the Company and not a business combination, pro-forma information is not presented.

          Going Concern Uncertainty and Management's Plans

          As reflected in the accompanying financial statements, the Company has liabilities of 704,512 and no current assets. It has a negative stockholder's equity of $691,952. Management's plans include the raising of capital and acquiring other companies. On December 10, 2003, the Company acquired Mound Technologies, Inc. ("Mound"), a structural steel fabricator. (See Note C to the financial statements.) Failure to raise capital or generate sufficient revenues through Mound will cause the Company to further increase its liabilities, negative working capital and negative stockholders' equity ultimately resulting in curtailment or ceasing of operations. Additionally, even if the Company does raise sufficient capital or generate sufficient revenue through Mound, there can be no assurances that the net proceeds or the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

NOTE B -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


                                       F5

                  INTERNATIONAL WIRELESS, INC. AND SUBISDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                                December 31, 2003

NOTE B -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Cash and Cash Equivalents

          The company considers all highly-liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

          Net Loss Per Common Share

          The Company computes per share amounts in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.

          Consolidated Financial Statements

          The consolidated financial statements include the Company and its investment in Mound Technologies, Inc. of $12,560 which was acquired on December 10, 2003. The assets and liabilities acquired and the results of operations have not been included in the accompanying financial statements since the period of inclusion is not deemed significant.

          Business Combinations and Goodwill

          In July 2001, the Financial Accounting Standards Board ("FSAB") issued SFAS NO. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

          In July 2001, the FASB issued SFAS NO. 142, "Goodwill and Other Intangible Assets", which the company adopted during 2003. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 changes the accounting for long-lived assets to be held and used by eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment, by providing a probability weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of possible future cash flows and by establishing a primary-asset approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for long-lived assets to be held and used. SFAS No. 144 changes the accounting for long-lived assets to be disposed of other than by sale by requiring that the depreciable life of a long-lived asset to be abandoned be revised to reflect a shortened useful life and by requiring the impairment loss to be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. SFAS No 144 changes the accounting for long-lived assets to be disposed of by sale

                                       F6

                  INTERNATIONAL WIRELESS, INC. AND SUBISDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                                December 31, 2003


NOTE B -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Business Combinations and Goodwill (Continued)

          by requiring that discontinued operations no longer be recognized in a net realizable value basis (but at the lower of carrying amount or fair value less costs to sell), by eliminating the recognition of future operating losses of discontinued components before they occur and by broadening the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes, from the rest of the entity.

NOTE C - ACQUISITION OF MOUND TECHNOLOGIES

          On December 10, 2003, the Company acquired 100% of the issued and outstanding stock of Mound Technologies, Inc. ("Mound") for an aggregate purchase price of 1,256,000 shares of the Company's common stock to be issued to the stockholders of Mound. Mound, a Nevada corporation, is a steel fabricator meeting industrial and architectural standards for commercial buildings. The acquisition is being accounted for as a purchase under SFAS No. 141, Business Combinations. Since the acquisition occurred on December 10, 2003, its operations have not been included in the accompanying financial statements since the period of inclusion was not deemed significant.

          The allocation of the purchase price was as follows:
            Value of 1,256,000 shares of common stock at $0.01 per share    $    12,560
                                                                            ===========
          Fair value of net assets allowed as follows:
            Cash                                                            $     4,923
            Marketable securities                                                 3,020
            Accounts receivable                                               1,120,182
            Inventory                                                           619,192
            Equipment                                                           982,502
            Deposits                                                              1,000
            Liabilities assumed                                              (3,304,315)
            Goodwill                                                            586,056
                                                                            -----------
                                                                            $    12,560
                                                                            ===========

          Condensed results of operations for the year ended December 31, 2003 of Mound are as follows:

            Net sales                                                       $ 4,428,836
            Cost and expenses
              Cost of good sold                                               4,055,404
              Selling, general and administrative expenses                    1,281,975
              Depreciation and amortization                                      64,400
                                                                            -----------
                        Total Cash and Expenses                               5,401,779
                                                                            -----------
            Operating loss                                                     (972,943)
            Non-operating expenses                                             (537,507)
                                                                            -----------

                        Net Loss                                            $(1,510,450)
                                                                            ===========
            Pro forma:
              Earnings per share (basic and diluted)                        $     (0.80)
                                                                            ===========
                Average shares outstanding, after reverse split               1,891,367
                                                                            ===========

                                       F7

                  INTERNATIONAL WIRELESS, INC. AND SUBISDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                                December 31, 2003


NOTE D -  NOTES PAYABLE TO RELATED PARTIES

          In 2002, a former President of International Wireless, Inc. loaned the Company $125,545 including interest. During the first quarter of 2003, he agreed to convert $50,000 of this debt into common stock of the Company. The balance remaining at December 31, 2003 is $77,188 including interest.

NOTE E -  STOCKHOLDERS' DEFICIT

          PRE-STOCK SPLIT AND REVERSE MERGER (See Consolidated Statement of Stockholders' Deficit)

          During the three months ended March 31, 2003 the Company issued 220,080 shares of the Company's common stock to a consultant for services provided at a price of $0.15 per share. Stock based compensation expense of $34,555 was recorded in connection with this issuance.

          During the three months ended March 31, 2003 the Company issued 500,000 shares of common stock as payment of a loan payable to a related party. The shares were valued at $0.01 per share and the outstanding loan was reduced by $50,000.

          During the three months ended March 31, 2003, 70,000 shares were issued in connection with the exercise of 70,000 non-qualified stock options at an exercise price of $0.01 per share. Total proceeds were $7,000.

          During the three months ended March 31, 2003, the company received proceeds of $219,125 from the sale of 2,191,250 shares of its common stock under a private placement at $0.10 per share.

          During the nine months ended September 30, 2003, the Company issued 268,000 shares to private placement holders had who had subscribed to the private placement at higher prices. The effect of this additional issuance was to reduce these holder's purchase price basis to $0.10 per share.

          In August 2003, the Board of Directors authorized an increase of the Company's authorized shares from 50,000,000 to a maximum authorized of 100,000,000 shares and cancelled all outstanding options, warrants and private placement offerings. The shareholders ratified the increase at an August 29, 2003 shareholders' meeting.

          In August, the Board of Directors issued 30,000,000 shares to First Union Venture Group, LLC as consideration for their performance of duties related to finalizing the Company's affairs.

          Reverse Merger

          On December 1, 2003, the Company reverse merged with PMF Wireless, Inc., effected a 30 for 1 reverse split, readjusted the par value of its common stock and simultaneously changed its name to International Wireless, Inc. See Note A to the Financial Statements - reverse Merger. In connection with the reverse merger, 9,938,466 shares of the company's common stock were issued for $50,000 in cash and the assumption of liabilities.

          On December 10, 2003, the Company issued $1,256,000 shares of its common stock, at a value of $0.01 per share, to acquire Mound Technologies, Inc.


                                       F8

                  INTERNATIONAL WIRELESS, INC. AND SUBISDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                                December 31, 2003


NOTE F - LITIGATION

          On November 20, 2001, a judgment in the amount of $10,497 was entered against the Company and Omar A. Rizvi, the former Chairman of the Board of Directors of Origin (a predecessor company of International Wireless, Inc.), by the Labor Commissioner in the State of California for past wages, interest and penalties owed to a former employee of the Company who claimed to have performed paralegal and bookkeeping services in California for Origin. To date, this judgment has not been paid.

          In December 2002, the Company was sued by Greg Laborde in U.S. District Court for the District of New Jersey for Breach of Employment Contract and Defamation. The suit seeks monetary damages including additional stocks and warrants. The Company, in response, has filed a counter-claim against Mr. Laborde seeking damages relating to his transaction selling Origin Investment Group, Inc., to International Wireless in its reverse merger in January 2002. The company believes the claim is without merit and has adequate defenses.

          On February 20, 2003, a judgment in the amount of $28,750 was entered against the Company for unpaid rent on behalf of Graham Paxton, the former President and CEO of the Company as part of his employee benefit plan.

          On March 11, 2003, the Company received notice from Omar A. Rizvi, the former Chairman of the Board of Origin, claiming breach of contract for failure to deliver to him 100,000 shares for professional services allegedly performed on behalf of the Company and wrongful cancellation of additional warrants to purchase 200,000 shares of International Wireless for which he claimed damages. No suit has been filed to date and the Company believes that if such a suit is filed, the Company has a good defense and proper grounds for a counter-suit.

          On March 20, 2003, a judgment in the amount of $2,000 was entered against the Company by Beyond Words Communication, Inc. for unpaid marketing services rendered to the company.

          On March 31, 2003, a judgment in the amount of $99,089, including $50,000 security deposit replenishment, was entered against the company for breach of contract for non-payment of rent on the company's office facility in Woburn, Massachusetts. The company is contingently liable for the balance of this lease in the total amount of $428,000 through the lease expiration date of July 31, 2005.

          In May 2003, certain former employees filed complaints with the Commonwealth of Massachusetts Attorney General's office for unpaid salaries and accrued vacation pay. The Company's records reflect a liability of approximately $73,000 for back fees, gross salaries and accrued vacation. Potential severance pay due to these employees in accordance with their employment agreement totals an additional $186,350 which the Company believes is not due.

          In April 2004, a judgment was obtained against Mound Technologies, Inc., a newly acquired subsidiary, in the amount of $175,000 by a vendor. The Company has recently negotiated a settlement agreement with payment of a reduced amount due by July 12, 2004.

                                       F9

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of December 31, 2003. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

      NAME                     AGE        POSITION
      ----                     ---        --------

Trent Sommerville               36        Chief Executive officer and
                                          Chairman of the Board and Director

Jerry Gruenbaum                 48        Secretary, General Counsel
                                          and Director

Dr. Kenneth B. Farris 45 Director

Jeff Brandeis                   49        President

Craig A. Pietruszewski          42        Chief Financial Officer

Dr. Ira W. Weiss                56        Chairman of the Board (resigned
                                          August 29, 2003)

Stanley A. Young                77        Director (resigned August 29,
                                          2003)

Michael Dewar                   28        Chief Financial Officer and
                                          Director (resigned August 29,
                                          2003)

Adam Young                      41        Director (resigned April 2003)

John B. Kelly                   69        Director (resigned August 29,
                                          2003)

Christien A. Ducker             52        President and Director
                                          (resigned April 2003)


         THE OFFICERS AND DIRECTORS OF THE COMPANY ARE SET FORTH BELOW.

     TRENT SOMMERVILLE was elected as Director, Chairman of the Board and appointed as Chief Executive Officer in December 1, 2003. Mr. Sommerville attended Perkingston College. Mr. Sommerville worked at Anjet where he obtained a NASD series 63 license. Following his experience there, Mr. Sommerville started IGE Capital where he has been actively involved in many venture capital opportunities including FYBX Corporation, Cyber Operations, WayCool 3D, and PMI Wireless.

     JERRY GRUENBAUM, ESQ., is the Corporate Secretary, General Counsel and member of the Board of Directors. He was appointed as Corporate Secretary and General Counsel in December 2001 and was elected to the board on November 12, 2003. He has been admitted to practice law since 1979 and is a licensed attorney in various states including the State of Connecticut where he maintains his practice as a member of SEC Attorneys, LLC, specializing in Securities Law, Mergers and Acquisitions, Corporate Law, Tax Law, International Law and

Franchise Law. He is the CEO of a licensed brokerage firm in New York City where he maintains a Series 7, 24, 27 and 63 licenses. He is a former President and Chairman of the Board of Directors of a multinational publicly-traded company with operations in Hong Kong and the Netherlands. He worked for the tax departments for Peat Marwick Mitchell & Co. (now KPMG Peat Marwick LLP) and Arthur Anderson & Co. (now Arthur Anderson LLP). He has served as Compliance Director for CIGNA Securities, a division of CIGNA Insurance. He has lectured and taught at various Universities throughout the United States in the areas of Industrial and financial Accounting, taxation, business law, and investments. Attorney Gruenbaum graduated with a B.S. degree from Brooklyn College - C.U.N.Y. Brooklyn, New York; has a M.S. degree in Accounting from Northeastern University Graduate School of Professional Accounting, Boston, Massachusetts; has a J.D. degree from Western New England College School of Law, Springfield, Massachusetts; and an LL.M. in Tax Law from the University of Miami School of Law, Coral Gables, Florida.

     DR. KENNETH B. FARRIS was appointed a director of the Company on January 8, 2004. Dr. Farris, a resident of New Orleans, Louisiana is a graduate of Tulane University's School of Medicine where he received his MD and MPH degrees in 1975. He is a graduate of Carnegie-Mellon University where he received his BS degree in 1971. Dr. Farris is board certified in Pathology. He has been teaching at Tulane University School of Medicine since 1975 where he has received numerous awards for outstanding teaching. Since 1991 he has held the position of Clinical Associate Professor, Department of Pathology and Clinical Associate Professor Department of Pediatrics. In addition, Dr Ferris holds the position of Director of Pathology at West Jefferson Medical Center in Marrero, Louisiana, and Medical Director, Laboratory at Pendleton Memorial Methodist Hospital. Dr. Farris is a member of various medical societies and has published extensively. Among his many accomplishments in his field, as of 1982 he holds the position of Laboratory Accreditation Program Inspector for the College of American Pathologists. He is a founding member and past President of the Greater New Orleans Pathology Society. He is currently a Delegate to the House of Delegates to the American Medical Association. He has held various positions including past President, Speaker to the House of Delegates, member of the Board of Governors and a current Delegate to the House of Delegates to the Louisiana State Medical Society. He has held the position of President, Vice President, Secretary and Treasurer for the Tulane Medical Alumni Association. He is a former Drug Control Crew Chief to the United States Olympic Committee.

     JEFF BRANDEIS was appointed President of the Company on April 20, 2004. Mr. Brandeis, a resident of Oldsmar, Florida, is a graduate of Baruch College in New York City with a BBA degree, and a graduate of Long Island University - CW Post, in New York with a MBA degree in Taxation. Mr. Brandeis worked five years combined at KPMG Peat Marwick, LLP and Hertz Herson CPA's, a midsize CPA firm in New York City in their tax departments. Over the past twenty 20 years, he has had a very successful career in sales and sales management for a multi billion dollar corporation. He has extensive experience managing and directing a sales staff that sold tax software, Engagement software, Practice Management, along with other financial accounting tools to major Accounting firms and corporations. This includes not only managing their activities, but includes budgeting, forecasting, planning, compensation plans.

     CRAIG A. PIETRUSZEWSKI was appointed Chief Financial Officer of the Company on April 20, 2004. Mr. Pietruszewski, a resident of Glen Allen, Virginia, is a graduate of the University of North Dakota with a BSBA degree in Accounting. He holds a license as a Certified Public Accountant and is a member of the Minnesota Society of CPA's. From 1985 to 1991, he worked in the audit department for KPMG Peat Marwick, LLP, ultimately managing audits primarily of insurance and manufacturing companies. In 1991, he joined the W. R. Berkley Corporation ("Berkley"), where for eleven years he served as the Chief Financial Officer for several different companies within Berkley's regional property and casualty group. From 1991 to 1997, he worked as the CFO for American West Insurance Company. From 1997 to 1999, he worked for the Presque Isle Insurance Division, a start-up property and casualty insurance operation. From 1999 to 2002, he served as the CFO of Berkley's Mid-Atlantic Group of Companies, participating in the reorganization and restructuring of this group of four organizations that had been previously run by separate management. Most recently in 2002, he joined The Reciprocal Group as CFO in their malpractice insurance operations.

     DR. IRA W. WEISS was appointed a director of the Company in January 2002 as part of the reverse merger with International Wireless, Inc. He assumed the position as Chairman of the Board from April 8, 2002 until August 29, 2003 when he submitted his resignation. Since 1994, he has been the Dean of the College of Business Administration of Northeastern University in Boston, Massachusetts. From January 1992 to July 1994, Dr. Weiss was the Dean of the Madrid School of Business, an education institution affiliated with the University of Houston, in Madrid Spain. From 1989 to 1991, Dr. Weiss was the Vice President and Associate Chancellor of Information Technology at the University of Houston. Dr. Weiss holds a PhD with Distinction from the Graduate School of Management of the University of California and has lectured and published widely in the areas of management and information systems.

     STANLEY A. YOUNG was appointed The Chief Executive Officer and the Chairman of the Board of Directors of the Company in January 2002 as part of the reverse merger with International Wireless, Inc. He resigned his position as Chairman of the Board on April 8, 2002 and as a Director on August 29, 2003 when he submitted his resignation. Mr. Young is a co-founder of International Wireless, Inc. He is an accomplished entrepreneur and venture capitalist who over the past 40 years has founded, financed, and directed many successful companies in a variety of industries. In 1996, Mr. Young was instrumental in the successful IPO of Compressent Corporation and, in early 1997, successfully brought out SEEC, Inc. through H.C. Wainwright. In 1994, he played a major role in the IPO of Andyne Computing, a developer of precision support software for end-users. In 1990, as a director of Jet Form, Inc., he helped the company secure financing and go public in 1993. In 1985, Mr. Young restructured and provided $700,000 of new capital to a small, insolvent garment manufacturer. Nutmeg Mills Industries went on to design and manufacture a popular line of apparel with valuable licensing rights from colleges and professional sports franchises. The company went public within a year of Mr. Young's involvement at a valuation of $16 million, besting even Microsoft's IPO performance that year. In 1991, Dow Jones recognized Nutmeg as the second best NYSE stock. In 1994, Nutmeg was acquired for $350 million. Also in 1985, Mr. Young invested the seed money and became a Director of Parametric Technology, a developer of CAD/CAM software. The company went public with Alex Brown in 1989 and today possesses a $1 billion market cap.

     MICHAEL DEWAR was appointed The Chief Operating Officer and a director of the Company in January 2002 as part of the reverse merger with International Wireless, Inc until August 29, 2003 when he submitted his resignation. He is the co-founder of International Wireless, Inc. Prior to his association with the Company, Mr. Dewar funded several portfolio companies through debt-equity and equity financing, as well as created a wide variety of offshore strategic partnerships as a General Partner at Atlantic Ventures Management. He has acted as a founder, financier and Director of several companies, particularly early stage technology start-up situations. Prior to Atlantic Ventures Management, Mr. Dewar spent several years working in Europe and Africa, where he continues to serve as a Director for Mercury Inter-Trade Ltd. Mr. Dewar earned his Bachelor of Arts from Rollins College, with a major in Economics, and his MBA in Management and Finance from Northeastern University.

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

     JOHN B. KELLY was appointed to the Board of Directors in April 2002 and served in that position until August 29, 2003 when he submitted his resignation. Mr. Kelly is currently a principal at Reid Eddison Inc., a Canadian technology mentoring company. Throughout his career, Mr. Kelly has been a pioneer within the Canadian high-technology industry. He was the President and CEO of JetForm Corporation from 1995 until 1999. A global leader in providing open, client/server and web-based E-Process software solutions, Jetform's revenues increased tenfold from $10 million to $100 million under his leadership. Mr. Kelly founded and was CEO of Why Interactive Inc., Canada's first interactive multimedia development company. He was also founder, President and CEO at Computer Innovation Distributors Inc. and Nabu Network Corporation, a cable-based software and information distributor. A founder of SHL Systemhouse Ltd., Canada's largest systems integrator, he served as Senior Vice-President and COO from the company's inception in 1974 until 1980. In 1997, Mr. Kelly was recognized as both the City of Ottawa's High Technology Citizen of the Year, and the Province of Ontario's Master Entrepreneur of the Year. In 1998 he won the Ottawa Business Journal's poll for the city's most respected CEO, and in 1999 he was presented with the Ottawa Centre for Research and Innovation (OCRI) Civic Entrepreneur of the Year Award. Mr. Kelly is Co-Chairman of the Board of Directors of the Canadian Advanced Technology Alliance (CATA) and past Chair of Innovators Alliance, an advisory council to the Government of Ontario with members representing Ontario's fastest growing companies. He also serves on the Boards of a number of private and public companies including AutoSkill International Inc., Burntsand Inc., Impatica Inc. and NexInnovations Inc. He holds an honors law degree and an honorary doctorate degree from the University of Ottawa, and an honors B.B.A. degree (Finance) from Iona College in New Rochelle, New York.

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


ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid during the fiscal years ended December 31, 2003, 2002, and 2001 to the Company's Chief Executive Officer. No officer of the Company received annual compensation in excess of US$100,000 per annum during such years.


                           SUMMARY COMPENSATION TABLE

      NAME AND PRINCIPAL POSITION                          YEAR      SALARY
      -----------------------------------------            ----     --------
     Trent Sommerville, Chairman and Chief                 2003       US$nil
       Executive Office
     Christien A. Ducker                                   2003       US$nil
     Graham F. Paxton (1)                                  2002       US$nil
     Stanley  A.  Young(2),  Chairman,  and Chief          2001     $107,258
     Executive  Officer
     Gregory  H.  Laborde(3),  Director,  and CEO          2001       US$nil
     Omar  A. Rizvi(4), Chairman, and                      2001       US$nil
     Chief  Executive Officer

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

(4) On August 11, 2001, Omar A. Rizvi resigned as President and Chairman of the Board of the Company for personal reasons.

COMPENSATION AGREEMENTS

     The Company has no employment agreement with employees and officers of the company as of this date.

BOARD OF DIRECTORS

     During the year ended December 31, 2003, all corporate actions were conducted by unanimous written consent of the Board of Directors. Directors receive no compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses incurred in attending board meetings. The Company had no audit, nominating or compensation committees, or committees performing similar functions, during the year ended December 31, 2003.

STOCK OPTION PLAN

     The Company has no Stock Option Plan as of this date.

WARRANTS

     The Company has no Warrants outstanding as of this date.

INDEMNIFICATION

     Under the Company's Articles of Incorporation and its Bylaws, the Company may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a matter he reasonably believed to be in the Company's best interest. The Company may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, the Company must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Maryland.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of December 31, 2003 with respect to the beneficial ownership of the common stock of the Company by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer and all executive officers and directors of the Company as a group, the number of shares of common stock owned by each such person and group and the percent of the Company's common stock so owned.

     As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. The address of those persons for which an address is not otherwise indicated is 25 Mound Park Drive, Springboro, Ohio 45066.

NAME OF BENEFICIAL OWNER      NUMBER OF SHARES            PERCENTAGE OF CLASS(1)
------------------------      -------------------         ----------------------
Trent Sommerville                    3,000,100                  22.94%
Kenneth B. Farris                       50,000                   0.38%
Jerry Gruenbaum, Esq.                  500,000(2)                3.82%
Jeffrey Brandeis                       230,000(3)                1.76%
Craig A. Pietruszewski                     -0-                    ---%
                                     ---------                  ------
All Directors and Executive Officers
as a group (4 persons)               3,780,100                  28.90%
                                     =========                  ======

5% Beneficial Owners
--------------------
The Good One Inc.                    1,500,000                  11.47%
Thomas C. Miller                     1,200,000(4)                9.18%
Lavonne Adams                        1,000,000                   7.65%
John Zavoral                         1,000,000                   7.65%
First Union Venture Group, LLC       1,000,000(5)                7.65%


(1) Calculations based upon 13,077,758 shares of common stock issued and outstanding on December 31, 2003.

(2) Atty. Jerry Gruenbaum holds 500,000 shares as a result of a 50% interest in First Union Venture Group, LLC.

(3)  Jeffrey  Brandeis had 230,000 shares as of December 31, 2003. As of May 19,
     2004 Mr. Brandeis has an additional 70,000 shares which he purchased from the Company, for a total of 300,000.

(4)  Thomas C. Miller, President of Mound Technologies, Inc. a subsidiary of the
     Company owns 800,000 directly and an additional 400,000 through relations and shares under his control.

(5)  First Union Venture Group,  LLC is owned one half by Atty. Jerry Gruenbaum,
     Secretary, General Counsel and Director of the Company and one half by another individual who is not related to Atty. Gruenbaum or under his control.

CHANGES IN CONTROL

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

     In conjunction with naming Attorney Jerry Gruenbaum of First Union Venture Group, LLC as attorney of record for the purpose of overseeing the proper disposition of the Company and its remaining assets and liabilities, the Company issued First Union Venture Group, LLC, a Nevada Limited Liability Company, Thirty Million (30,000,000) newly issued common shares as consideration for their services. In addition, the Company canceled any and all outstanding options, warrants, and/or debentures not exercised to date. The Company further nullified any and all salaries, bonuses, and benefits including severance pay and accrued salaries to Stanley A. Young and Michael Dewar.

     On November 15, 2003, a second change in control occurred when the Company entered into an Acquisition Agreement to acquire one hundred percent (100%) of PMI Wireless, Inc., a Delaware corporation with corporate headquarters located in Cordova, Tennessee. The acquisition, in the form of a reverse merger, took place on December 1, 2003 for the aggregate consideration of $50,000 in cash, all of which was paid to the U.S. Internal Revenue Service for the Company's prior obligations, plus assumption of the Company's existing debts, for 9,938,466 newly issued common shares of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.


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

     3.2 Amended Certificate of Incorporation of International Wireless, Inc. as filed with the Maryland Secretary of State on June 12, 2003, incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2003.

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

    10.2            Acquisition Agreement between  International  Wireless, Inc.
                    and PMI Wireless, Inc. to acquire PMI Wireless, Inc. Dated November 15, 2003, incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2003.

    10.3            Acquisition Agreement  between  International Wireless, Inc.
                    and Mound Technologies, Inc. to acquire Mound Technologies, Inc. date December 8, 2003, incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2003.

    31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act.

    31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act.

    32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

                    The Company filed a Form 8-K on March 4, 2003 relating to adding additional members to the Board of Directors of International Wireless, Inc.

                    The Company filed a Form 8-K on March 14, 2003 relating to executing a Letter of Intent with Mitsubishi.

                    The Company filed a Form 8-K on March 14, 2003 relating Appointment of Christien Ducker as President of the Company.

                    The Company filed a Form 8-K/A on March 18, 2003 relating to Form 8-K filed on March 14, 2003, filing a conforming a PDA file.

                    The Company filed a Form 8-K on May 23, 2003 relating to the Letter of Intent with Scanbuy, Inc.

                    The Company filed a Form 8-K on June 2, 2003 relating to the Merger Agreement with Scanbuy, Inc.

                    The Company filed a Form 8-K on June 2, 2003 relating to Board of Directors Resolution approving the merger with Scanbuy, Inc.

                    The Company filed a Form 8-K on June 12, 2003 relating to the shareholder approval of the merger with Scanbuy, Inc.

                    The Company filed a Form 8-K on September 11, 2003 relating to change in control with First Union Venture Group, LLC and cancel the merger with Scanbuy.

                    The Company filed a Form 8-K on November 17, 2003 relating to reversing the shares outstanding thirty-to-one and the signing of a Letter of Intent with PMI Wireless.

                    The Company filed a Form 8-K on November 17, 2003 relating to Acquisition with PMI Wireless.

                    The Company filed a Form 8-K on December 4, 2003 relating to the Change in Control with PMI Wireless.

                    The Company filed a Form 8-K on December 11, 2003 relating to the Acquisition of Mound Technologies, Inc.

                    The Company filed a Form 8-K on December 15, 2003 relating to an Acquisition Agreement with Precision Metal Industries, Inc.


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

                                      INTERNATIONAL WIRELESS INC.
                                      --------------------------------------
                                      (Registrant)

Date: 05/25/04                        By:  /s/  TRENT SOMMERVILLE
                                         -----------------------------------
                                         Trent Sommerville
                                         Chief Executive Officer

Date: 05/25/04                        By:  /s/  JEFFREY BRANDEIS
                                         -----------------------------------
                                         Jeffrey Brandeis, President

Date: 05/25/04                        By:  /s/ JERRY GRUENBAUM
                                         -----------------------------------
                                         Jerry Gruenbaum, Esq.
                                         Secretary and General Counsel

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 05/25/04                        By:  /s/ TRENT SOMMERVILLE
                                         -----------------------------------
                                         Trent Sommerville
                                         Chief Executive Officer, and
                                         Chairman of the Board

Date: 05/25/04                        By:  /s/       JEFFREY BRANDEIS
                                         -----------------------------------
                                         Jeffrey Brandeis, President

Date: 05/25/04                        By:  /s/ JERRY GRUENBAUM
                                         -----------------------------------
                                         Jerry Gruenbaum, Esq.
                                         Secretary, General Counsel and
                                         Director

Date: 05/25/04                        By:  /s/ CRAIG A.PIETRUSZEWSKI
                                         -----------------------------------
                                         Craig A. Pietruszewski,
                                         Chief Financial Officer

Date: 05/25/04                        By:  /s/ DR. KENNETH B. FARRIS
                                         -----------------------------------
                                         Dr. Kenneth B. Farris, Director