Form 10QSB
period 2004-03-31
INTERNATIONAL WIRELESS INC
filed 2004-06-07
CIK 1084415

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


                   25 Mound Park Drive, Springboro, Ohio 45066
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  (937) 748-4217
                           --------------------------
                           (Issuer's telephone number)

                                 Not applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 7, 2004, the Company had 13,523,606 issued, and outstanding shares of its $.009 par value common stock.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

Documents incorporated by reference:  None.

                          INTERNATIONAL WIRELESS, INC.

                                      INDEX

PART  I.  FINANCIAL  INFORMATION

     Item 1. Condensed Financial Statements

          Condensed  Balance Sheet (Unaudited) - March 31, 2004.

          Consolidated Statement of Operations (Unaudited) - For the Three Months Ended March 31,, 2004.

          Consolidated Statements of Cash Flows (Unaudited) - For the Three Months Ended March 31, 2004.

          Notes to Unaudited Condensed Financial Statements.

     Item  2.  Management's Discussion and Analysis or Plan of Operation


PART  II.  OTHER INFORMATION

     Item  1.  Legal Proceedings

     Item  2.  Changes in Securities and Use of Proceeds

     Item  3.  Defaults Upon Senior Securities

     Item  4.  Submission of Matters to a Vote of Security Holders

     Item  5.  Other Information

     Item  6.  Exhibits and Reports on Form 8-K


SIGNATURES

ITEM 1. FINANCIAL STATEMENTS

                  INTERNATIONAL WIRELESS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 March 31, 2004


                                     ASSETS

CURRENT ASSETS
   Cash                                                              $    1,229
   Marketable Securities                                                  3,020
   Accounts receivable,                                               1,074,083
   Inventory                                                            874,538
   Prepaid expenses                                                       1,000
                                                                      ---------

          Total Current Assets                                        1,953,870

EQUIPMENT, net of depreciation                                          954,584
GOODWILL                                                                586,056
                                                                      ---------
                                                                      $3,494,510
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                                 $   29,450
   Accounts payable                                                   1,774,655
   Notes payable to related party                                        77,188
   Accrued payroll taxes                                                528,633
   Billings in excess of cost                                            18,908
   Accrued payroll                                                       96,892
   Notes payable to vendors                                             208,479
   Accrued expenses                                                     207,106
                                                                      ---------

         Total Current Liabilities                                    2,941,311

LONG-TERM DEBT                                                          941,635

STOCKHOLDERS' EQUITY
   Preferred stock $0.01 par value, 5,000,000
       shares authorized, non issued and outstanding
   Common stock $0.001 par value, 100,000,000
      shares authorized, 13,077,758  issued and
      outstanding at March 31, 2004                                      13,077
   Paid-in-capital                                                       56,304
   Retained deficit                                                    (457,817)
                                                                      ---------
   Stockholders' deficit                                               (388,436)
                                                                      ---------
                                                                      $3,494,510
                                                                      =========

          See accompanying notes to consolidated financial statements.

                  INTERNATIONAL WIRELESS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                                                    Three Months
                                                                           Ended
                                                                  March 31, 2004
                                                                  --------------
NET SALES                                                           $ 1,819,991

COSTS AND EXPENSES
   Cost of goods sold                                                 1,363,461
   Selling, general and administrative                                  179,655
   Depreciation and amortization                                         27,918
                                                                     ----------

          Total Costs and Expenses                                    1,571,034
                                                                     ----------

NET OPERATING INCOME                                                    248,957

OTHER INCOME (EXPENSE)
   Rental income                                                         18,568
   Interest expense                                                      (9,009)
                                                                     ----------

          Total Other Income                                              9,559
                                                                     ----------

NET INCOME                                                          $   258,516
                                                                     ==========


NET INCOME PER COMMON SHARE                                         $      0.02
                                                                     ==========
   (Basic and diluted)


WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                                       13,077,758
                                                                     ==========

Comparable data for the three months ended March 31, 2003 is not available.

          See accompanying notes to consolidated financial statements.

                  INTERNATIONAL WIRELESS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                    Three Months
                                                                           Ended
                                                                  March 31, 2004
                                                                  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                         $ 258,516
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
     Depreciation                                                        27,918
  Changes in operating assets and liabilities:
     Accounts receivable                                                 46,099
     Inventory                                                         (255,346)
     Accounts payable                                                   232,357
     Accrued payroll taxes                                              (69,825)
     Billings in excess of cost                                        (137,599)
     Accrued payroll                                                    (14,750)
     Notes payable to vendors                                          (131,521)
       Accrued expenses                                                  15,750
                                                                      ---------

         Net Cash Used in Operating Activities                          (28,401)
                                                                      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Loan repayments                                                      (20,293)
   Additional capital investments                                        45,000
                                                                      ---------

         Net Cash Provided by Financing Activities                       24,707
                                                                      ---------

 NET DECREASE IN CASH                                                    (3,694)
CASH AND CASH EQUIVALENTS BEGINNING OF
   YEAR                                                                   4,923
                                                                      ---------
CASH AND CASH EQUIVALENTS END OF YEAR                                 $   1,229
                                                                      =========

          See accompanying notes to consolidated financial statements.

                  INTERNATIONAL WIRELESS, INC. AND SUBSIDIARIES

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the International Wireless, Inc. and Subsidiaries' annual report on Form 10-KSB for the year ended December 31, 2003 and its Form 8K-A filed on June 1, 2004 with the Securities and Exchange Commission.

NOTE B - ACQUISITION OF MOUND TECHNOLOGIES

     On December 15, 2003, the Company acquired 100% of the issued and outstanding stock of Mound Technologies, Inc. ("Mound") for an aggregate purchase price of 1,256,000 shares of the Company's common stock to be issued to the stockholders of Mound. Mound, a Nevada corporation, is a steel fabricator meeting industrial and architectural standards for commercial buildings. The acquisition is being accounted for as a purchase under SFAS No. 141, Business Combinations. Since the acquisition occurred on December 15, 2003, the results of operations were not included in the December 31, 2003 financial statements since the period of inclusion was not deemed significant. However, effective January 1, 2004, the results of operations for the three months ended March 31, 2004, have been included.

     The allocation of the purchase price was as follows:
     Value of 1,256,000 shares of common stock at $0.01 per share   $    12,560
                                                                     ==========
     Fair value of net assets allowed as follows:
     Cash                                                           $     4,923
     Marketable securities                                                3,020
     Accounts receivable                                              1,120,182
     Inventory                                                          619,192
     Equipment                                                          982,502
     Deposits                                                             1,000
     Liabilities assumed                                             (3,304,315)
     Goodwill                                                           586,056
                                                                     ----------

                                                                     $    12,560
                                                                     ==========

NOTE C - STOCKHOLDERS' EQUITY

     The principal shareholders of the Company have contributed an additional $45,000 to fund obligations of the company. The amount has been credited to additional paid-in capital.

NOTE D - LITIGATION

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

                  INTERNATIONAL WIRELESS, INC. AND SUBSIDIARIES

NOTE D - LITIGATION (CONTINUED)

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

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

The interim financial statements have been prepared by International Wireless, Inc. and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the most recent annual financial statements included in the Company's Form 10-KSB for the year ended December 31, 2003, have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the December 31, 2003 financial statements, the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results for the full fiscal year.

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

                           PART II. OTHER INFORMATION

ITEM  1.  LEGAL PROCEEDINGS
          ------------------

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

None


ITEM  3.  DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

None


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

None

ITEM  5.  OTHER INFORMATION
          -----------------

None


ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a) Exhibits:

(b) Reports on Form 8-K:

          Three Months Ended March 31, 2004

          The Company filed a Form 8-K on January 8, 2004 appointing Dr. Kenneth Farris to the Board of Directors.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   INTERNIONAL WIRELESS, INC.
                                                     (Registrant)


Date:    June 7, 2004                              By: /s/ TRENT SOMMERVILLE
                                                     --------------------------
                                                   Trent Sommerville
                                                   Chief Executive Officer, and
                                                   Chairman of the Board


Date:    June 7, 2004                              By: /s/ JEFFREY BRANDEIS
                                                      -------------------------
                                                    Jeffrey Brandeis
                                                    President



Date:    June 7, 2004                              By: /s/ CRAIG A.PIETRUSZEWSKI
                                                     --------------------------
                                                   Craig A. Pietruszewski
                                                   Chief Financial Officer


Date:    June 7, 2004                              By: /s/ JERRY GRUENBAUM
                                                      -------------------------
                                                    Jerry Gruenbaum
                                                    Secretary