Form 10QSB
period 2004-06-30
HEARTLAND, INC.
filed 2004-08-24
CIK 1084415

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

                        Commission File Number: 000-27045

                                 HEARTLAND, INC.
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

                          INTERNATIONAL WIRELESS, INC.
               ---------------------------------------------------
              (Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 24, 2004, the Company had 14,664,109 issued, and 13,977,299 outstanding shares of its $.001 par value common stock.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

Documents incorporated by reference:  None.

                          INTERNATIONAL WIRELESS, INC.

                                      INDEX

PART  I.  FINANCIAL  INFORMATION

     Item 1. Consolidated Financial Statements

          Consolidated  Balance Sheet (Unaudited) - June 30, 2004.

          Consolidated Statement of Operations (Unaudited) - For the Three Months Ended June 30, 2004 and Six Months Ended June 30, 2004.

          Consolidated Statements of Cash Flows (Unaudited) - For the Three Months Ended June 30, 2004 and Six Months Ended June 30, 2004.

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


SIGNATURES

ITEM 1. FINANCIAL STATEMENTS


                        HEARTLAND, INC. AND SUBSIDIARIES
                     (Formerly International Wireless, Inc.)

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  June 30, 2004


                                     ASSETS

CURRENT ASSETS
   Cash                                                              $   46,233
   Marketable Securities                                                  3,020
   Accounts receivable,                                                 941,726
   Inventory                                                            801,806
   Prepaid expenses                                                       1,000
                                                                     ----------

          Total Current Assets                                        1,793,785

PROPERTY AND EQUIPMENT, net of depreciation                           2,131,673
GOODWILL                                                                586,056
                                                                     ----------
                                                                      $4,511,514
                                                                     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                                 $   33,103
   Accounts payable                                                   1,519,094
   Notes payable to related party                                       543,000
   Accrued payroll taxes                                                527,207
   Accrued payroll                                                       96,892
   Notes payable to vendors                                             130,000
   Accrued expenses                                                     186,113
                                                                     ----------

         Total Current Liabilities                                    3,035,409

LONG-TERM DEBT                                                          676,549

STOCKHOLDERS' EQUITY
   Preferred stock $0.01 par value, 5,000,000
       shares authorized, non issued and outstanding
   Common stock $0.001 par value, 100,000,000
      shares authorized, 14,164,106  issued and
      outstanding at June 30, 2004                                       14,164
   Paid-in-capital                                                    1,193,905
   Retained deficit                                                    (408,513)
                                                                     ----------
   Stockholders' deficit                                                799,556
                                                                     ----------

                                                                      $4,511,514
                                                                     ==========

          See accompanying notes to consolidated financial statements.

                        HEARTLAND, INC. AND SUBSIDIARIES
                     (Formerly International Wireless, Inc.)

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                                Three Months        Six Months
                                                   Ended               Ended
                                                June 30, 2004      June 30, 2004
                                                -------------      -------------
NET SALES                                        $1,673,258         $3,493,249

COSTS AND EXPENSES
   Cost of goods sold                             1,511,555          2,875,016
   Selling, general and administrative              127,658            347,957
   Stock based compensation                           6,188              6,188
   Depreciation                                       2,749             30,667
                                                 ----------         ----------

          Total Costs and Expenses                1,648,150          3,259,828
                                                 ----------         ----------

NET OPERATING INCOME                                 25,108            233,421

OTHER INCOME (EXPENSE)
   Rental income                                     38,569             97,781
   Interest income                                      439                439
   Interest expense                                 (12,323)           (21,332)
   Loss on disposal of equipment                     (2,489)            (2,489)
                                                 ----------         ----------

          Total Other Income                         24,196             74,399
                                                 ----------         ----------

NET INCOME                                       $   49,304         $  307,820
                                                 ==========         ==========

NET INCOME PER COMMON SHARE
   (Basic and diluted)                           $    0.004         $     0.02
                                                 ==========         ==========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                   13,572,710         13,505,322
                                                 ==========         ==========

                  Comparable  data for the three and six  months  ended June 30,
                      2003 is not available.

          See accompanying notes to consolidated financial statements.

                        HEARTLAND, INC. AND SUBSIDIARIES
                     (Formerly International Wireless, Inc.)

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                              Three Months       Six Months
                                                                  Ended            Ended
                                                              June 30, 2004    June 30, 2004
                                                              -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                   $ 49,304          $307,820
   Adjustments to reconcile net loss to net cash provided
       by operating activities:
     Depreciation                                                  2,749            30,667
     Loss on deposit of equipment                                  2,489             2,489
       Stock based compensation                                    6,188             6,188
  Changes in operating assets and liabilities:
     Accounts receivable                                         132,357           178,456
     Inventory                                                    72,732          (182,614)
     Accounts payable                                           (255,561)          (23,204)
     Accrued payroll taxes                                        (1,426)          (71,251)
     Billings in excess of cost                                  (18,908)         (156,507)
     Accrued payroll                                                 -             (14,750)
     Notes payable to vendors                                    (78,479)         (210,000)
     Accrued expenses                                            (20,993)           (5,243)
                                                                --------          --------

         Net Cash Used in Operating Activities                  (109,548)         (137,949)
                                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Loan proceeds                                                  19,118            19,118
   Loan repayments                                               (14,066)          (34,359)
   Additional capital investments                                152,500           197,500
                                                                --------          --------

          Net Cash Provided by Financing Activities              157,552           182,259
                                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments for property and equipment                            (3,000)           (3,000)
                                                                --------          --------

NET INCREASE IN CASH                                              45,004            41,310
CASH BEGINNING OF PERIOD                                           1,229             4,923
                                                                --------          --------
CASH  END OF PERIOD                                             $ 46,233          $ 46,233
                                                                ========          ========

          See accompanying notes to consolidated financial statements.

                        HEARTLAND, INC. AND SUBSIDIARIES
                     (Formerly International Wireless, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

          The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Heartland, Inc. and Subsidiaries' annual report on Form 10-KSB for the year ended December 31, 2003 and its Form 8K-A filed on June 1, 2004 with the Securities and Exchange Commission.

NOTE B - ACQUISITION OF MOUND TECHNOLOGIES

          On December 15, 2003, the Company acquired 100% of the issued and outstanding stock of Mound Technologies, Inc. ("Mound") for an aggregate purchase price of 1,256,000 shares of the Company's common stock to be issued to the stockholders of Mound. Mound, a Nevada corporation, is a steel fabricator meeting industrial and architectural standards for commercial buildings. The acquisition is being accounted for as a purchase under SFAS No. 141, Business Combinations. Since the acquisition occurred on December 15, 2003, the results of operations were not included in the December 31, 2003 financial statements since the period of inclusion was not deemed significant. However, effective January 1, 2004, the results of operations for the three and six months ended June 30, 2004, have been included.

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
                                                                             ==========

NOTE C - STOCKHOLDERS' EQUITY

          The Company authorized the issuance of 322,098 shares as a correction of previously issued shares in connection with the reverse merger which occurred in December 2003.

          On June 14, 2004, the company issued 245,500 shares for property contributed to the Company having a fair market value of $980,000. The shares were issued at a price of $4.00 per share.

          On March 4, 2004, the company issued 123,750 shares in connection with the settlement of a lawsuit against the company.

          On June 30, 2004, the company approved the issuance of 395,000 shares of its common stock for capital contributed by investors at a price of $0.50 per share.

                        HEARTLAND, INC. AND SUBSIDIARIES
                     (Formerly International Wireless, Inc.)

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


NOTE D - LITIGATION

          On November 20, 2001, a judgment in the amount of $10,497 was entered against the Company and Omar A. Rizvi, the former Chairman of the Board of Directors of Origin (a predecessor company of Heartland, Inc.), by the Labor Commissioner in the State of California for past wages, interest and penalties owed to a former employee of the Company who claimed to have performed paralegal and bookkeeping services in California for Origin. To date, this judgment has not been paid.

          On February 20, 2003, a judgment in the amount of $28,750 was entered against the Company for unpaid rent on behalf of Graham Paxton, the former President and CEO of the Company as part of his employee benefit plan.

          On March 11, 2003, the Company received notice from Omar A. Rizvi, the former Chairman of the Board of Origin, claiming breach of contract for failure to deliver to him 100,000 shares for professional services allegedly performed on behalf of the Company and wrongful cancellation of additional warrants to purchase 200,000 shares of International Wireless, Inc. for which he claimed damages. No suit has been filed to date and the Company believes that if such a suit is filed, the Company has a good defense and proper grounds for a counter-suit.

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

          Mound Technologies, Inc., a wholly owned subsidiary of the Company, leases its manufacturing facility from Mound Properties, an organization owned by the President of Mound Technologies, Inc. The financial institution, which has a mortgage on the property, has obtained a judgment on the property and the owners of Mound Technologies, Inc. Should the financial institution institute foreclosure procedures, the Company may be forced to relocate its manufacturing facility. To date, the financial institution has not instituted foreclosure procedures and the Company is working with Mound Properties to refinance the mortgage.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

The interim financial statements have been prepared by Heartland, Inc. and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the most recent annual financial statements included in the Company's Form 10-KSB for the year ended December 31, 2003, have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the December 31, 2003 financial statements, the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended June 30, 2004 and for the six months ended June 30, 2004 are not necessarily indicative of the operating results for the full fiscal year.

(A) THE COMPANY

     The Company was incorporated in the State of Maryland on April 6, 1999 as Origin Investment Group, Inc. On December 27, 2001, the Company went through a reverse merger with International Wireless, Inc. Thereafter on January 2, 2002, the Company changed its name from Origin to International Wireless, Inc. On December 1, 2003, the Company went through another reverse merger with PMI Wireless, Inc. Thereafter on June 14, 2004, the Company changed its name from International Wireless, Inc. to Heartland, Inc.

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

     Mound Technologies, Inc., a wholly owned subsidiary of the Company, leases its manufacturing facility from Mound Properties, an organization owned by the President of Mound Technologies, Inc. The financial institution, which has a mortgage on the property, has obtained a judgment on the property and the owners of Mound Technologies, Inc. Should the financial institution institute foreclosure procedures, the Company may be forced to relocate its manufacturing facility. The Company is working on acquiring the manufacturing facilities from Mound Properties. On August 24, 2004 the Company, received a commitment letter from a lending institution for up to $1,300,000 to acquire said properties. The Company is working with the financial institution that currently has the mortgage on said properties to close this transaction in the very near future.

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
          -----------------------------------------

     The Company has entered into agreements to acquire four commercial parcels of real estate for newly issued stock of the Company. The first parcel located at 109 Industrial Drive, Ripley, Tennessee, consisted of 31,000 + sq. ft. of commercial property on 6 acres for which the Company will be paying $650,000.00 by assuming $155,000.00 of existing first loan, plus issue 123,750 newly restricted shares of the Company. The second parcel located at 306 Demers, East Grand Forks, Minnesota, consists of commercial retail and residential facility valued at around $365,000.00. The third parcel located at Walle Township, Grand Forks County, North Dakota consists of 2.75 acres with frontage on 21st Street SE which has been appraised for $60,000.00. The fourth parcel located at Edgewood Estates, Addition to City Grand Forks, North Dakota consists of 2.7 acres with frontage on Belmont Road which has been appraised for $60,000.00. The Registrant has agreed to pay 121,750 newly restricted shares of the Registrant for the Minnesota and North Dakota properties.


ITEM  3.  DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

None


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     A Special Meeting of the Shareholders of the Company was held at the Company's corporate office at 25 Mound Park Drive, Springboro, Ohio 45066, on the 11th day of June, 2004 at 10 o'clock A.M. pursuant to call to meeting by the directors of the Company on June 1, 2004, fixing said time and place. A quorum, representing 8,700,000 issued shares was present in person or by telephone which represents a majority authorized to vote at such meeting.

     At the meeting, the shareholders by unanimous vote approved the Articles of Amendment that has been prior approved by the officers and directors of the Company by a similar unanimous vote, to change the name of the Company from International Wireless, Inc. to Heartland, Inc. to reflect the true nature of the business of the Company. Said change in name was filed with the State Department of Assessments and Taxation of Maryland on June 14, 2004, and became effective immediately upon approval of said change and receiving the new trading symbol from the National Association of Securities Dealers. The trading symbol as a consquence changed from IWLJ.PK to HTLJ.PK.

     In addition, the shareholders approved the change in the par value of the Common Stock from $0.009 to $0.001. Said change in par value has been filed with the State Department of Assessments and Taxation of Maryland on June 14, 2004 and becomes effective immediately.


ITEM  5.  OTHER INFORMATION
          -----------------

     The  Company is in the  process of filing Form  15c-211  with the  National
Association  of  Securities  Dealers  ("NASD") to be quoted on the OTC  Bulletin
Board. The Company is working with Public Securities, Inc. of Spokane, Washington, a firm qualified to act as the Company's market maker to accomplish said goal.


ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a) Exhibits:

(b) Reports on Form 8-K:

          Three Months Ended June 30, 2004

          The Company filed a Form 8-K on April 23, 2004 announcing it cancelled the Acquisition Agreement entered into on December 11, 2003, to acquire one hundred percent of Precision Metal Industries.

          The Company filed a Form 8-K on April 23, 2004 approved Jeffrey Brandeis as president of the Company and Craig Pietruszewski as the Chief Financial Officer of the Company

          The Company filed a Form 8-K/A on May 26, 2004 providing audited financials of the December 11, 2003 acquisition of Mound Technologies, Inc.

          The Company filed a Form 8-K on June 14, 2004 announcing change of name from International Wireless, Inc. to Heartland, Inc.

          The Company filed a Form 8-K on June 17, 2004 anouncing it acquired four commercial parcels of real estate for newly issued stock of the Company.. In addition, Craig Pietruszewski resigned as the Company's CFO.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   INTERNIONAL WIRELESS, INC.
                                                     (Registrant)


Date:    August 24, 2004                           By: /s/ TRENT SOMMERVILLE
                                                     --------------------------
                                                   Trent Sommerville
                                                   Chief Executive Officer, and
                                                   Chairman of the Board


Date:    August 24, 2004                           By: /s/ JEFFREY BRANDEIS
                                                      -------------------------
                                                    Jeffrey Brandeis
                                                    President


Date:    August 24, 2004                           By: /s/ JERRY GRUENBAUM
                                                      -------------------------
                                                    Jerry Gruenbaum
                                                    Interim Chief Financial
                                                    Officer, Secretary and
                                                    Director.