Form 10QSB
period 2004-09-30
HEARTLAND, INC.
filed 2004-11-22
CIK 1084415

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 2004

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


                   25 Mound Park Drive, Springboro, Ohio 45066
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (937) 748-4217
                           --------------------------
                           (Issuer's telephone number)


               ---------------------------------------------------
              (Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 22, 2004, the Company had 14,481,688 issued and outstanding shares of its $.001 par value common stock.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

Documents incorporated by reference:  None.

                          INTERNATIONAL WIRELESS, INC.

                                      INDEX

PART  I.  FINANCIAL  INFORMATION

     Item 1. Consolidated Financial Statements

          Consolidated  Balance Sheet (Unaudited) - September 30, 2004.

          Consolidated Statement of Operations (Unaudited) - For the Three Months Ended September 30, 2004 and nine Months Ended September 30, 2004.

          Consolidated Statements of Cash Flows (Unaudited) - For the Nine Months Ended September 30, 2004.

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


SIGNATURES

ITEM 1. FINANCIAL STATEMENTS

                        HEARTLAND, INC. AND SUBSIDIARIES
                     (Formerly International Wireless, Inc.)

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               September 30, 2004


                                     ASSETS


CURRENT ASSETS
   Cash                                                              $  218,620
   Marketable Securities                                                  3,020
   Accounts receivable, net                                           1,995,103
   Costs in excess of billings                                          172,906
   Inventory                                                            624,750
   Prepaid expenses                                                       1,000
                                                                     ----------

          Total Current Assets                                        3,015,399

PROPERTY AND EQUIPMENT, net of depreciation                           2,115,891
GOODWILL                                                                586,056
                                                                     ----------
                                                                     $5,717,346
                                                                     ==========

                      LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
   Convertible promissory notes payable                              $  438,000
   Current portion of long-term debt                                     33,688
   Accounts payable                                                   2,084,455
   Note payable to accounts receivable factoring agent                  320,016
   Notes payable to related party                                       543,000
   Accrued payroll taxes                                                545,807
   Accrued payroll                                                       96,892
   Notes payable to vendors                                              76,471
   Accrued expenses                                                     227,930
   Billings in excess of costs                                           64,648
                                                                     ----------
         Total Current Liabilities                                    4,430,907

LONG-TERM DEBT                                                          667,905


STOCKHOLDERS EQUITY
   Preferred stock $0.01 par value, 5,000,000
       shares authorized, none issued and outstanding
   Common stock $0.001 par value, 100,000,000
      shares authorized, 14,164,106  issued and
      outstanding at September 30, 2004                                  14,164
   Paid-in-capital                                                    1,193,905
   Retained deficit                                                    (589,535)
                                                                     ----------
   Stockholders deficit                                                618,534
                                                                     ----------

                                                                     $5,717,346
                                                                     ==========

          See accompanying notes to consolidated financial statements.

                        HEARTLAND, INC. AND SUBSIDIARIES
                     (Formerly International Wireless, Inc.)

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                              Three Months         Nine Months
                                                  Ended              Ended
                                          September 30, 2004  September 30, 2004
                                          ------------------  ------------------
NET SALES                                    $ 2,171,238            $ 5,664,487

COSTS AND EXPENSES
   Cost of goods sold                          1,969,974              4,844,990
   Selling, general and administrative           430,776                778,733
   Stock based compensation                                               6,188
   Depreciation                                   15,777                 46,444
                                             -----------            -----------

          Total Costs and Expenses             2,416,527              5,676,355
                                             -----------            -----------

NET OPERATING LOSS                              (245,289)               (11,868)

OTHER INCOME (EXPENSE)
   Rental income                                  74,582                172,363
   Interest income                                    78                    517
   Interest expense                              (10,393)               (31,725)
   Loss on disposal of equipment                                         (2,489)
                                             -----------            -----------

          Total Other Income                      64,267                138,666
                                             -----------            -----------

NET  (LOSS) INCOME                           $  (181,022)           $   126,798
                                             ===========            ===========


NET (LOSS) INCOME PER COMMON SHARE
   Basic                                     $     (0.01)           $      0.01
                                             ===========            ===========
   Diluted                                   $     (0.01)           $      0.01
                                             ===========            ===========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                14,164,106             13,726,884
                                             ===========            ===========

FULLY DILUTED WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                         14,170,063             13,728,884
                                             ===========             ==========


Comparable data for the three and nine months ended September 30, 2003 is not available.

          See accompanying notes to consolidated financial statements.

                        HEARTLAND, INC. AND SUBSIDIARIES
                     (Formerly International Wireless, Inc.)

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                               Nine Months
                                                                                 Ended
                                                                           September 30, 2004
                                                                           ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net  (loss) income                                                           $126,798
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation                                                                 46,444
     Loss on deposit of equipment                                                  2,489
     Stock based compensation                                                      6,188
   Changes in operating assets and liabilities:
     Accounts receivable                                                        (874,921)
     Costs in excess of billings                                                (172,906)
     Inventory                                                                    (5,558)
     Accounts payable                                                            542,162
     Accrued payroll taxes                                                       (52,651)
     Billings in excess of cost                                                  (91,859)
     Accrued payroll                                                             (14,750)
     Notes payable to vendors                                                   (263,529)
     Accrued expenses                                                             36,574
                                                                                --------
         Net Cash Used in Operating Activities                                  (715,519)
                                                                                --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments for property and equipment                                            (3,000)
                                                                                --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Due to factor                                                                 320,016
   Loan proceeds                                                                  21,089
   Loan repayments                                                               (44,389)
   Additional capital investments                                                197,500
   Proceeds from issuance of convertible promissory
     notes payable                                                               438,000
                                                                                --------


         Net Cash Provided by Financing Activities                               932,216
                                                                                --------


NET INCREASE IN CASH                                                             213,697
CASH BEGINNING OF PERIOD                                                           4,923
                                                                                --------
CASH  END OF PERIOD                                                             $218,620
                                                                                ========

          See accompanying notes to consolidated financial statements.

                        HEARTLAND, INC. AND SUBSIDIARIES
                     (Formerly International Wireless, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Heartland, Inc. and Subsidiaries annual report on Form 10-KSB for the year ended December 31, 2003.

NOTE B - ACQUISITION OF MOUND TECHNOLOGIES

     On December 15, 2003, the Company acquired 100% of the issued and outstanding stock of Mound Technologies, Inc. (Mound) for an aggregate purchase price of 1,256,000 shares of the Companys common stock to be issued to the stockholders of Mound. Mound, a Nevada corporation, is a steel fabricator meeting industrial and architectural standards for commercial buildings. The acquisition is being accounted for as a purchase under SFAS No. 141, Business Combinations. Since the acquisition occurred on December 15, 2003, the results of operations were not included in the December 31, 2003 financial statements since the period of inclusion was not deemed significant. However, effective January 1, 2004, the results of operations for the three and nine months ended September 30, 2004, have been included. Quarterly data prior to December 31, 2004 is not accurately available.

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

NOTE C - STOCKHOLDERS EQUITY

     The Company authorized the issuance of 322,098 shares as a correction of previously issued shares in connection with the reverse merger which occurred in December 2003.

     On September 14, 2004, the company issued 245,500 shares for property contributed to the Company having a fair market value of $980,000. The shares were issued at a price of $4.00 per share.

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

                        HEARTLAND, INC. AND SUBSIDIARIES
                     (Formerly International Wireless, Inc.)

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


NOTE D -  FACTOR AGREEMENT

     On May 7, 2004, the Company entered into a factoring agreement whereby the Company will pledge its accounts receivable. The maximum annual cap is $3,000,000 with a maximum advance percentage of 70% and a minimum annual fee of $30,000. The agreement expires in May 2005 and is presently guaranteed by the Chief Executive Officer and President of the Company.

NOTE E  CONVERTIBLE PROMISSORY NOTES PAYABLE

     In August and September 2004, the company entered into several convertible note payable agreements. The notes bear interest at the rate of 10% per year and are due and payable one year from the date executed at which time the notes, at the option of the note holder, can be converted into 438,000 shares of common stock of which $328,000 will be converted at $1.00 per share and $110,000 will be converted at $0.50 per share.

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

     On March 31, 2003, a judgment in the amount of $99,089, including $50,000 security deposit replenishment, was entered against the company for breach of contract for non-payment of rent on the companys office facility in Woburn, Massachusetts. The company is contingently liable for the balance of this lease in the total amount of $428,000 through the lease expiration date of July 31, 2005.

     Mound Technologies, Inc., a wholly owned subsidiary of the Company, leases its manufacturing facility from Mound Properties, an organization owned by the President of Mound Technologies, Inc. The financial institution, which has a mortgage on the property, has obtained a judgment on the property and the owners of Mound Technologies, Inc. Should the financial institution institute foreclosure procedures, the Company may be forced to relocate its manufacturing facility. At September 30, 2004, the financial institution has not instituted foreclosure procedures and the Company is working with Mound Properties to refinance the mortgage.

                        HEARTLAND, INC. AND SUBSIDIARIES
                     (Formerly International Wireless, Inc.)

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


NOTE G -  SUBSEQUENT EVENT

     In October 2004, the Company entered into additional convertible promissory notes payable in the amount of $45,000.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

     This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

     The interim financial statements have been prepared by Heartland, Inc. and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the most recent annual financial statements included in the Company's Form 10-KSB for the year ended December 31, 2003, have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the December 31, 2003 financial statements, the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended September 30, 2004 and for the nine months ended September 30, 2004 are not necessarily indicative of the operating results for the full fiscal year.

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

     Mound Technologies, Inc., a wholly owned subsidiary of the Company, leases its manufacturing facility from Mound Properties, an organization owned by the President of Mound Technologies, Inc. The financial institution, which has a mortgage on the property, has obtained a judgment on the property and the owners of Mound Technologies, Inc. Should the financial institution institute foreclosure procedures, the Company may be forced to relocate its manufacturing facility. The Company is working on acquiring the manufacturing facilities from Mound Properties. The Company, received a commitment letter from a lending institution for up to $1,100,000 to acquire said properties. The Company is working with the financial institution that currently has the mortgage on said properties to close this transaction in the next few weeks.

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
          -----------------------------------------

     On September 14, 2004 the Company issued 245,500 shares for property contributed to the Company having a fair market value of $980,000. The shares were issued at a price of $4.00 per share. The first parcel located at 109 Industrial Drive, Ripley, Tennessee, consisted of 31,000 + sq. ft. of commercial property on 6 acres for which the Company payed $650,000.00 by assuming $155,000.00 of existing first loan, plus issue 123,750 newly restricted shares of the Company. The second parcel located at 306 Demers, East Grand Forks, Minnesota, consisted of commercial retail and residential facility valued at around $365,000.00. The third parcel located at Walle Township, Grand Forks County, North Dakota consisted of 2.75 acres with frontage on 21st Street SE which has been appraised for $60,000.00. The fourth parcel located at Edgewood Estates, Addition to City Grand Forks, North Dakota consisted of 2.7 acres with frontage on Belmont Road which has been appraised for $60,000.00. The Company payed 121,750 newly restricted shares of the Company for the Minnesota and North Dakota properties.


ITEM  3.  DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

None

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

None


ITEM  5.  OTHER INFORMATION
          -----------------

     The Company has filed Form 15c-211 with the National Association of Securities Dealers ("NASD") to be quoted on the OTC Bulletin Board. The Company is working with Public Securities, Inc. of Spokane, Washington, a firm qualified to act as the Company's market maker to accomplish said goal.


ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a) Exhibits:

None

(b) Reports on Form 8-K:

          Three Months Ended June 30, 2004

None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   INTERNIONAL WIRELESS, INC.
                                                     (Registrant)


Date:    November 22, 2004                         By: /s/ TRENT SOMMERVILLE
                                                     --------------------------
                                                   Trent Sommerville
                                                   Chief Executive Officer, and
                                                   Chairman of the Board


Date:    November 22, 2004                         By: /s/ JEFFREY BRANDEIS
                                                      -------------------------
                                                    Jeffrey Brandeis
                                                    President


Date:    November 22, 2004                         By: /s/ JERRY GRUENBAUM
                                                      -------------------------
                                                    Jerry Gruenbaum
                                                    Interim Chief Financial
                                                    Officer, Secretary and
                                                    Director.