Form 10KSB
period 2004-12-31
HEARTLAND, INC.
filed 2005-03-31
CIK 1084415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For Fiscal Year Ended December 31, 2004


                                 HEARTLAND INC.
                   ------------------------------------------
                      (Name of small issuer in its charter)


          Maryland                                     36-4286069
---------------------------------       --------------------------------------
  (State or other jurisdiction          (I.R.S. Employer Identification Number)
of incorporation or organization)


                               3300 Fernbrook Lane
                               Plymouth, MN 55447
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (763) 557-2900
                ------------------------------------------------
                (Registrant's telephone no., including area code)

                               25 Mound Park Drive
                             Springboro, Ohio 45066
               ---------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

    Securities registered pursuant to Section 12(b) of the Exchange Act: None
                                                                        ------

Securities registered pursuant to Section 12(g) of the Exchange Act:
                                                   Common Stock, $.001 par value

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [ ]

Issuer's  revenues for its most recent fiscal year ended December 31, 2004 were:
$49,996,683

The aggregate market value of the Registrant's voting common stock held by non-affiliates of the registrant as of March 30, 2005, was approximately:
$22,706,520 at $1.15 price per share.

Number of shares of the registrant's common stock outstanding as of March 30, 2005 was: 19,744,801

Transfer Agent as of March 30, 2005:

                         Securities Transfer Corporation
                         2591 Dallas Parkway, Suite 102
                                Frisco, TX 75034

                                 HEARTLAND INC.

                                   FORM 10-KSB
                                TABLE OF CONTENTS

Item #                        Description                           Page Numbers
------                        -----------                           ------------

                                     PART I
ITEM 1.    Business of the Company . . . . . . . . . . . . . . . . . . . .     3
ITEM 2.    Properties  . . . . . . . . . . . . . . . . . . . . . . . . . .    15
ITEM 3.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .    16
ITEM 4.    Submissions of Matters to a Vote of Security Holders  . . . . .    16

                                     PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters, and Issuer Purchases of Equity Securities  . . . . . .    17
ITEM 6.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . . .    24
ITEM 7.    Financial Statements and Supplementary Data . . . . . . . . . .    31
ITEM 8.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure  . . . . . . . . . . . . . . . . . . .    55
ITEM 8A.   Controls and Procedures . . . . . . . . . . . . . . . . . . . .    55
ITEM 8B.   Other Information . . . . . . . . . . . . . . . . . . . . . . .    55

                                    PART III

ITEM 9.    Directors, Executive Officers, Promoters and Control Persons:
           Compliance with Section 16(A) of the Exchange Act . . . . . . .    56
ITEM 10.   Executive Compensation  . . . . . . . . . . . . . . . . . . . .    58
ITEM 11.   Security Ownership of Certain Beneficial Owners and Management.    60
ITEM 12.   Certain Relationships and Related Transactions  . . . . . . . .    62
ITEM 13.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .    62
ITEM 14.   Principal Accountant Fees and Services. . . . . . . . . . . . .    63
           Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . .    65

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

FORWARD-LOOKING STATEMENTS. This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. In addition, the Company (Heartland, Inc., a Maryland corporation), may from time to time make oral forward-looking statements. Actual results are uncertain and may be impacted by many factors. In particular, certain risks and uncertainties that may impact the accuracy of the forward-looking statements with respect to revenues, expenses and operating results include without imitation; cycles of customer orders, general economic and competitive conditions and changing customer trends, technological advances and the number and timing of new product introductions, shipments of products and components from foreign suppliers, and changes in the mix of products ordered by customers. As a result, the actual results may differ materially from those projected in the forward-looking statements.

     Because of these and other factors that may affect the Company's operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.


(A) THE COMPANY

     The Company was incorporated in the State of Maryland on April 6, 1999 as Origin Investment Group, Inc. ("Origin"). On December 27, 2001, the Company went through a reverse merger with International Wireless, Inc. Thereafter on January 2, 2002, the Company changed its name from Origin to International Wireless, Inc. On November 15, 2003, the Company went through a reverse merger with PMI Wireless, Inc. Thereafter in May 2004, the Company changed its name from International Wireless, Inc. to our current name, Heartland Inc.

     The Company was originally formed as a non-diversified closed-end management investment company, as those terms are used in the Investment Company Act of 1940 ("1940 Act"). The Company at that time elected to be regulated as a business development company under the 1940 Act. In December 7, 2001 the Company's shareholders voted on withdrawing the Company from being regulated as a business development company and thereby no longer be subject to the 1940 Act.

     Unless the context indicates otherwise, the terms "Company," "Corporate", "Heartland," and "we" refer to Heartland, Inc. and its subsidiaries. Our executive offices are located at 3300 Fernbrook Lane Plymouth, MN 55447, telephone number (763) 557.2900. Our Internet address is www.heartlandholdingsinc.com for the corporate information. Additionally, the following divisions of the company currently maintain Internet addresses:
1)Evans Columbus, www.evanscolumbusllc.com, 2)Monarch Homes, www.monarchhomesmn.com, 3) Karkela www.karkela.com and 4) Mound Technologies www.moundtechnologies.com . The information contained on our web site(s) or connected to our web site is not incorporated by reference into this Annual Report on Form 10-KSB and should not be considered part of this report.

     We classify our operations into four reportable segments: steel fabrication, construction and property management, manufacturing, and agriculture (currently idle but available for future use). A fifth segment called "other" consists of corporate functions. Sales of our segments accounted for the following approximate percentages of our consolidated sales for fiscal years 2004: Steel Fabrication, 14.78 percent; Construction and Property Management, 69.38 percent; Manufacturing 15.84 percent, Agriculture 0 percent and Other, 0 percent.

     We emphasize quality and innovation in our services, products, manufacturing, and marketing. We strive to provide well-built, dependable products supported by our service network. We have committed funding for engineering and research in order to improve existing products and develop new products. Through these efforts, we seek to be responsive to trends that may affect our target markets now and in the future.


(B) BUSINESS DEVELOPMENT

     The Company's original investment strategy when it was regulated as a business development company under the 1940 Act. was to invest in a diverse portfolio of private companies that could be used to build an Internet infrastructure by offering hardware, software and/or services which enhance the use of the Internet. Prior to it's reverse merger with International Wireless, the Company identified two eligible portfolio companies within which they entered into agreements to acquire interests within such companies and to further invest capital in these companies to further develop their business. However, on each occasion and prior to each closing, the Company was either unable to raise sufficient capital to consummate the transaction or discovered information which modified its understanding of the eligible portfolio company's financial status to such an extent where it was unadvisable for it to continue and consummate the transaction. During the 2002 fiscal year, the Company entered into a definitive share exchange agreement and investment agreement with Vivocom, Inc., a San Jose, California based software company that had developed a proprietary all media switching system which enables all forms of data to be sent over a single IP channel. The Company intended on investing a minimum of three million two hundred and fifty thousand dollars ($3,250,000) within Vivocom over several months. Due to the Company's inability to raise this money, the share exchange never took place and the agreement terminated.

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

     On November 12, 2003, the Company approved the spin-off of the two subsidiaries of the Company and any and all remaining assets of the Company, including any intellectual property, to enable the Company to pursue a suitable merger candidate. In addition, the Company approved a 30 to 1 reverse split of all existing outstanding common shares of the Company. Following the 30 to 1 reverse split, the Company had 1,857,137 shares of common stock outstanding.

     On November 15, 2003, a change in control of the Company occurred when the Company went through a reverse merger with PMI Wireless, Inc., a Delaware corporation with corporate headquarters located in Cordova, Tennessee. The acquisition, took place on December 1, 2003 for the aggregate consideration of fifty thousand dollars ($50,000) which was paid to the U.S. Internal Revenue Service for the Company's prior obligations, plus assumption of the Company's existing debts, for 9,938,466 newly issued common shares of the Company. Under the said reverse merger, the former Shareholders of PMI Wireless ended up owning an 84.26% interest in the Company.

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

     In May 2004, the Company changed its name from International Wireless, Inc. to our current name, Heartland, Inc and Subsidiaries.

     On December 27, 2004, the Company entered into an Acquisition Agreement to acquire one hundred percent (100%) of Monarch Homes, Inc. ("Monarch"), a Minnesota corporation with its corporate headquarters located in Ramsey, MN for five million dollars ($5,000,000). The acquisition price was made up of: 1) $100,000 at closing, 2) a promissory note of $1,900,000 payable on or before February 15, 2005 which, if not paid by that date, interest shall be due from then to actual payment at 8%, simple interest, compounded annually and 3) six hundred sixty-seven thousand (667,000) restricted newly issued shares of the Company's common stock provided at closing. In the event the common stock of the Company not is trading at a minimum of $5.00 as of December 27, 2005, the Company is required to compensate the original Monarch shareholders for the difference in additional stock. As a result of this transaction, Monarch became a wholly owned subsidiary of the Company.

     On December 30, 2004, the Company entered into an Acquisition Agreement to acquire one hundred percent (100%) of Evans Columbus, LLS ("Evans"), an Ohio corporation with its corporate headquarters located in Blacklick, OH for three million five thousand dollars ($3,005,000). The acquisition price was made up of: 1) $5,000 at closing, and 2) six hundred thousand (600,000) restricted newly issued shares of the Company's common stock provided at closing. In the event the common stock of the Company is not trading at a minimum of $5.00 as of December 30, 2005, the Company is required to compensate the original Evans shareholders for the difference in additional stock. As a result of this transaction, Evans became a wholly owned subsidiary of the Company.

     On December 31, 2004, the Company entered into an Acquisition Agreement to acquire one hundred percent (100%) of Karkela Construction, Inc. ("Karkela"), a Minnesota corporation with its corporate headquarters located in St. Louis Park, MN for three million dollars ($3,000,000). The acquisition price was made up of:
1) $100,000 at closing, 2) a short term promissory note payable of $50,000 on or before January 31, 2005, 3) a promissory note of $1,305,000 payable on or before March 31, 2005 which, if not paid by that date, interest is due from December 31, 2004 to actual payment at 8%, simple interest, compounded annually and 4) five hundred thousand (500,000) restricted newly issued shares of the Company's common stock provided at closing. In the event the common stock of the Company is not trading at a minimum of $4.00 as of December 31, 2005, the Company is required to compensate the original Karkela shareholders for the difference in additional stock. As a result of this transaction, Karkela became a wholly owned subsidiary of the Company.


(C) BUSINESS

     The Company's mission is to become a leading diversified company with business interests in well established service organizations and capital goods manufacturing companies focusing in the areas of 1) Steel Fabrication, 2) Construction and Property Management (residential and commercial), 3) Agriculture(currently idle), and 4) Manufacturing. The Company plans to successfully grow its' revenue by acquiring companies with historically profitable results, strong balance sheets, high profit margins, and solid management teams in place. By providing access to financial markets, expanded marketing opportunities and operating expense efficiencies, the Company expects to become the facilitator for future growth and higher long-term profits. In the process, the Company expects to develop new synergies among the acquired companies, which should allow for greater cost effectiveness and efficiencies, and thus further enhancing each individual company's strengths. To date, the Company has completed acquisitions in steel fabrication, residential and commercial construction facilities, and heavy machinery industries.

     The Company is headquartered in Plymouth, MN and currently trades on the OTC Bulletin Board under the symbol HTLJ.OB. Including the senior management team, Heartland currently employs 101 people.

Currently, the Company operates four major subsidiaries in the following segments:

1) Mound Technologies, Inc. of Springboro, OH acquired in December 2003 (Steel Fabrication)
2) Evans Columbus, LLC of Columbus, OH acquired in December of 2004 (Manufacturing)
3) Monarch Homes, Inc. of Ramsey, MN, acquired in December of 2004 (Construction and Property Management).
4) Karkela Construction, Inc. of St. Louis Park, MN, acquired in December of 2004 (Construction and Property Management).

     These subsidiaries have an average operational history of more than 35 years, and each is characterized by a track record of consistent and stable growth.

     Excluding corporate expenses, the complementary nature of the operations of the four segments offers the Company the opportunity to increase its top line revenue through cross selling opportunities and expanded marketing opportunities. Furthermore, the Company expects it will be able reduce overall expenses through cost savings associated with reductions in raw materials costs and corporate and administrative expenses.

Steel Fabrication
-----------------

     Mound Technologies, Inc. ("Mound") was incorporated in the state of Nevada in November of 2002, with its corporate offices located in Springboro, Ohio. This business includes a Steel Fabrication ("Steel Fabrication"), a Property Management Division ("Property Management") and a wholly owned subsidiary, Freedom Products of Ohio ("Freedom").

     The Steel Fabrication Division and Property Management Division are both located in Springboro, Ohio. The Steel Fabrication Division is a full service structural and miscellaneous steel fabricator. It also manufactures steel stairs and railings, both industrial and architectural quality. The present capacity of the facility is approximately 6,000 tons per year of structural and miscellaneous steel. This division had been previously known as Mound Steel Corporation, which was started at the same location in 1964.

     Freedom is a wholly owned subsidiary of Mound located in Middletown, Ohio. Freedom manufactures products for the heavy machinery industry and has the ability to do complete assembly and testing if required. This includes machine bases, breeching, pollution control abatement fabrications and material handling fabrications. Freedom has the capacity to fabricate weldments and assemblies of up to 50 tons total weight.

1a) Steel Fabrication Division:

     The Steel Fabrication Division is focused on the fabrication of metal products. This Division produces structural steel, miscellaneous metals, steel stairs, railings, bar joists, metal decks and the erection thereof. This Division produced gross sales of approximately $7.4 million in 2004. In the steel products segment, steel joists and joist girders, and steel deck are sold to general contractors and fabricators throughout the United States. Substantially all work is to order and no unsold inventories of finished products are maintained. All sales contracts are firm fixed-price contracts and are normally competitively bid against other suppliers. Cold finished steel and steel fasteners are manufactured in standard sizes and inventories are maintained.

     This Division's customers are typically U.S. based companies that require large structural steel fabrication, with needs such as building additions, new non-residential construction, etc. Customers are typically located within a one-day drive from the Company's facilities. The Company is able to reach 70% of the U.S. population, yielding a significant potential customer base. Marketing of the Division's products is done by advertising in industry directories, word-of-mouth from existing customers, and by the dedicated efforts of in-house sales staff monitoring business developments opportunities within the Company's region. Large clients typically work with the Company on a continual basis for all their fabricated metal needs.

     Competition overall in the U.S. steel fabrication industry has been reduced by approximately 50% over the last few years due to economic conditions leading to the lack of sustained work. The number of regional competitors has gone down from ten (10) to three (3) over the past five years. Larger substantial work projects have declined dramatically with the downturn in the economy. Given the geographical operating territory of the Company, foreign competition is not a major factor. In addition to competition, steel pricing represents another significant challenge. The cost of steel, our highest input cost, has seen significant increases in recent years. The Company will manage this challenge by stockpiling the most common steel component products and incorporating price increases in job pricing as deemed appropriate.

1b) Freedom Products of Ohio, Inc.:

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

     The primary raw material for the steel mills segment is ferrous scrap, which is acquired from numerous sources throughout the country. The steel mills are also large consumers of electricity and natural gas. The primary raw material for the steel products segment is steel, which is primarily purchased from the steel mills segment. Supplies of raw materials and energy have been, and are expected to be, adequate to operate the facilities.

Competition and Other Factors
-----------------------------

     We are subject to a wide variety of federal, state, and international environmental laws, rules, and regulations. These laws, rules, and regulations may affect the way we conduct our operations, and failure to comply with these regulations could lead to fines and other penalties.

     Competition within the steel industry, both in the United States and globally, is intense and expected to remain so. Mound competes with large U.S. competitors such as United States Steel Corporation, Nucor Corporation, AK Steel Holding Corporation, Ispat Inland Inc. and IPSCO Inc along with a number of local supplies. The steel market in the United States is also served by a number of non-U.S. sources and U.S. supply is subject to changes in worldwide demand and currency fluctuations, among other factors.

     More than 35 U.S. companies in the steel industry have declared bankruptcy since 1997 and have either ceased production or more often continued to operate after being acquired or reorganized. In addition, many non-U.S. steel producers are owned and subsidized by their governments and their decisions with respect to production and sales may be influenced by political and economic policy considerations rather than by prevailing market conditions. The steel industry is highly cyclical in nature and subject to significant fluctuations in demand as a result of macroeconomic changes in global economies, including those resulting from currency volatility. The global steel industry is also generally characterized by overcapacity, which can result in downward pressure on steel prices and gross margins.

     Mound competes with other flat-rolled steel producers (both integrated steel mills and mini-mills) and producers of plastics, aluminum, ceramics, carbon fiber, concrete, glass, plastic and wood that can be used in lieu of flat-rolled steels in manufactured products. Mini-mills generally offer a narrower range of products than integrated steel mills but can have some cost advantages as a result of their different production processes.

     Price, quality, delivery and service are the primary competitive factors in all markets that Mound serves and vary in relative importance according to the product category and specific customer.

     In some areas of our business, we are primarily an assembler, while in others we serve as a fully integrated manufacturer. We have strategically identified specific core manufacturing competencies for vertical integration and have chosen outside vendors to provide other products and services. We design component parts in cooperation with our vendors, contract with them for the development of tooling, and then enter into agreements with these vendors to purchase component parts manufactured using the tooling. Operations are also designed to be flexible enough to accommodate product design changes required to respond to market demand.

Raw Materials
-------------

     Mound's business depends on continued access to reliable supplies of various raw materials. Mound believes there will be adequate sources of its principal raw materials to meet its near term needs, although probably at higher prices than in the past.

Unfair Trade Practices and Trade Remedies
-----------------------------------------

     Under international agreement and U.S. law, remedies are available to domestic industries where imports are "dumped" or "subsidized" and such imports cause material injury to a domestic industry. Dumping involves selling for export a product at a price lower than the same or similar product is sold in the home market of the exporter or where the export prices are lower than a value that typically must be at or above the full cost of production. Subsidies from governments (including, among other things, grants and loans at artificially low interest rates) under certain circumstances are similarly actionable. The remedy available is an antidumping duty order or suspension agreement where injurious dumping is found and a countervailing duty order or suspension agreement where injurious subsidization is found. When dumping or subsidies continue after the issuance of an order, a duty equal to the amount of dumping or subsidization is imposed on the importer of the product. Such orders and suspension agreements do not prevent the importation of product, but rather require either that the product be priced at an undumped level or without the benefit of subsidies or that the importer pay the difference between such undumped or unsubsidized price and the actual price to the U.S. government as a duty.

Section 201 Tariffs
-------------------

     On March 20, 2002, in response to an investigation initiated by the office of the President of the United States under Section 201 of the Trade Act of 1974, the President of the United States imposed a remedy to address the serious injury to the domestic steel industry that was found. The remedy was an additional tariff on specific products up to 30% (as low as 9%) in the first year and subject to reductions each year. The remedy provided was potentially for three years and a day, subject to an interim review after 18 months as to continued need. On December 4, 2003 by Proclamation 7741, the President of the United States terminated the import relief provided under this law pursuant to
Section 204(b) (1) (A) of the Trade Act of 1974 on the basis that "the effectiveness of the action taken under Section 203 has been impaired by changed economic circumstances" based upon a report from the U.S. International Trade Commission and the advice from the Secretary of Commerce and the Secretary of Labor. Thus, no relief under this law was provided to domestic producers during 2004.

Environmental Matters
---------------------

     Mounds operations are subject to a broad range of laws and regulations relating to the protection of human health and the environment. Mound expects to expend in the future, substantial amounts to achieve or maintain ongoing compliance with U.S. federal, state, and local laws and regulations, including the Resource Conservation and Recovery Act (RCRA), the Clean Air Act, and the Clean Water Act. These environmental expenditures are not projected to have a material adverse effect on Mound's financial position or on Mound's competitive position with respect to other similarly situated U.S. steelmakers subject to the same environmental requirements.

Construction and Property Management
------------------------------------

a) Monarch Homes, Inc.
   -------------------

     Monarch Homes, Inc., ("Monarch") was acquired in December 2004, is a builder of custom residential homes in the state of Minnesota. Monarch is located in Ramsey, MN, and was acquired in December of 2004. Our domestic homebuilding operations currently involve the purchase and development of land or lots and the construction and sale of single-family homes, town homes and low-rise condominiums. Monarch was founded in 1995 and had annual sales of approximately $23 million during the current fiscal year. Over the course of the past ten years, Monarch has become one of the region's premier builders of quality homes in planned communities in the northern and northwestern suburbs of Minneapolis and St. Paul, Minnesota. In fiscal 2004, Monarch sold 87 homes, including first-time, move-up and, in some markets, custom homes, ranging in price from approximately $160,000 to $600,000. The average sales price in fiscal 2004 was approximately $275,000.

     Our practice has been to acquire land, build homes on the land and sell the homes within 24 to 36 months from the date of land acquisition. Generally, this involves acquiring land that is properly zoned and is either ready for development or, to some degree, already developed. We control a substantial amount of our land, including lots and land to be developed into lots, through option agreements that we can exercise over specified time periods or, in certain cases, as the land or lots are needed. At December 31, 2004, Monarch owned approximately 20 lots and has two exclusive agreements with developers. Our growth strategy for Monarch has been focused primarily on organic growth opportunities through land acquisition and development in existing business units and markets.

     It is the intent of the Company to expand this business unit into the construction of super energy efficient homes using new EPS technology that allows for custom construction, with greatly increased "R" ratings. An agreement is in process to have exclusive rights to this type of construction product in the area of Central America. The company believes that this will reduce the seasonality associated with the construction industry.

b) Karkela Construction, Inc.
   --------------------------

     Karkela Construction, Inc. ("Karkela") was acquired in December 2004 and located in St. Louis Park, MN. Karkela was acquired in December 2004 and is a general contractor in the greater St. Paul and Minneapolis, Minnesota area specializing in commercial, industrial, hospitality or multi-family space. More specifically, Karkela is a designer and builder of custom office buildings for medical, financial and other service type businesses. Karkela was originally founded in 1983 and incorporated in 1990. During fiscal year 2004 Karkela had revenues of approximately $11.8 million . It is the intent of Heartland to expand that territory to include those geographies where the company can benefit from its reputation.

c) Mound Property Management Division
   ----------------------------------

     The Property Management Division is both located in Springboro, Ohio. The Mound Property Management Division is focused on the ownership and management of industrial property, in Ohio. The Property Management Division presently owns two (2) properties and manages three (3) other properties which are all located in Ohio. The two owned properties include 37,000 square feet of light and heavy manufacturing buildings on approximately 6 acres. The Company manages 33 acres of industrial property in Ohio, which is not owned.

Competition and Other Factors
------------------------------

     The conventional construction industry is essentially a "local" business and is highly competitive. The top 10 builders, in the United States, in calendar year 2003 accounted for approximately 15.1% of the total for-sale attached and detached housing permits in the United States. Monarch and Karkela compete in each market with numerous other homebuilders and general construction companies, including national, regional and local builders. The industries top six competitors based on revenues for their most recent fiscal year-end are as follows: Beazer Homes USA, Inc., D. R. Horton, Inc., KB Homes, Lennar Corporation, Pulte Homes, Inc. and The Ryland Group, Inc. The main competitive factors affecting Monarch and Karkela operations are location, price, availability of mortgage financing for customers, construction costs, design and quality of homes, customer service, marketing expertise, availability of land, price of land and reputation. We believe that Monarch and Karkela competes effectively by building high quality units, maintaining geographic diversity, responding to the specific demands of each market and managing the operations at a local level.

     The construction industry is affected by changes in national and local economic conditions, job growth, long-term and short-term interest rates, consumer confidence, governmental policies, zoning restrictions and, to a lesser extent, changes in property taxes, energy costs, federal income tax laws, federal mortgage financing programs and various demographic factors. The political and economic environments affect both the demand for construction and the subsequent cost of financing. Unexpected climatic conditions, such as unusually heavy or prolonged rain or snow, may affect operations in certain areas.

     The construction industry is subject to extensive regulations. The Company and its subcontractors must comply with various federal, state and local laws and regulations, including worker health and safety, zoning, building standards, erosion and storm water pollution control, advertising, consumer credit rules and regulations, and the extensive and changing federal, state and local laws, regulations and ordinances governing the protection of the environment, including the protection of endangered species. The Company is also subject to other rules and regulations in connection with its manufacturing and sales activities, including requirements as to incorporate building materials and building designs. All of these regulatory requirements are applicable to all construction companies, and, to date, compliance with these requirements has not had a material impact on the operation. We believe that the Company is in material compliance with these requirements.

     We purchase materials, services and land from numerous sources (primarily local vendors), and believe that we can deal effectively with the challenges we may experience relating to the supply or availability of materials, services and land.

     The results of operations of our Property Management segment may be adversely affected by increases in interest rates. Any significant increase in mortgage interest rates above currently prevailing low levels could affect the ability or willingness of prospective buyers to finance their purchases. Although we expect that we would be able to make adjustments in our operations to mitigate the effects of any increase in interest rates, there can be no assurances that these efforts would be successful.

     This Property Management segment faces competition from real estate investment trusts (REIT's), which are already among the largest commercial property owners in the United States. With over 300 public and private REIT's in the United States, they have slowly been growing their holdings through acquisitions. Most REIT's, however, do not specialize in industrial and office properties.

Manufacturing
-------------

     Evans Columbus, LLC, ("Evans") acquired in December 2004, that manufactures 55-gallon steel drums at a production rate of approximately 3,000 drums per day. Evans Columbus, which was founded in1955, generated revenues of approximately $8 million in 2004. Manufacturing is carried out in a fully equipped 70,000 square foot facility located in Columbus, Ohio. This facility is able to do various coated products as well as standard painted drums. Prior to its acquisition by Heartland, Evans Columbus was a family owned and operated business.

     In order to utilize manufacturing facilities and technology more effectively, we pursue continuous improvements in manufacturing processes. We have some flexible assembly lines to deliver products when customers require them. Additionally, considerable effort is spent to reduce manufacturing costs through process improvement, product and platform design, application of advanced technology, enhanced environmental management systems, and better supply-chain management.

     Our production levels and inventory management goals are based on estimates of demand for our products, taking into account production capacity, timing of shipments, and field inventory levels. We also periodically shut down production to allow for maintenance, rearrangement, and capital equipment installation at the manufacturing facilities.

     Incorporated into our Quality Policy, Evans maintains a regular preventative maintenance and calibration schedule. Our dedicated maintenance crew is "on-the-job" at all times. During manufacturing shifts, we are testing to make sure drums are manufactured to meet customer specification and governmental regulations. Regular preventative maintenance protects the plant equipment and assures reliability and continuity of supply.

Competition and Other Factors
-----------------------------

     The steel container industry is the third-largest steel user, next to the automobile industry and the appliance industry. Steel drum-makers, who manufacture 55-gallon drums that hold products ranging from chocolate for ice cream bars to coatings for jelly beans, make up about 40 percent of the steel container industry. The steel drum industry mainly uses cold-rolled steel.

     There are approximately 14 manufacturers of 55 gallon steel drums nationwide. The three major competitors of the company are North Coast Container (Cleveland, Ohio), Berenfield Containters (Mason, OH), and Grief Bros Corporation (Delaware, Ohio) which are all larger than Evans. The region where Evans is located is one of the more heavily concentrated areas for 55 gallon drum manufactures and users.

     Attention to environmental compliance is practiced throughout the plant. Working in concert with the Ohio and Federal EPA, we continue to incorporate safe manufacturing processes. Rigorous testing throughout the plant ensures safety for our employees, neighbors and the environment.

     Evans is subject to the risks associated with the steel industry, in particular to the cost of raw materials, energy and labor supply all of which are managed effectively. The company is reliant upon several distributors through out the Ohio Valley region. Evans sells it products to customers based upon superior quality and service and not specifically on price which leads to repeat business and less impact on economical affects (i.e. interest rates).

Other
-----

     The Company's mission is to become a leading diversified company with business interests in well established service organizations and capital goods manufacturing companies.

Competition and Other Factors
-----------------------------

     In addition to the risks identified above the Company also faces risks of its own. The Company is reliant upon identifying, contracting and financing each of acquisition it identifies. Since the Company, is in its early stages, it may not be able to obtain the necessary funding to continue its growth plan. Additionally, the potential synergies identified with each of the acquisitions may not materialize to the extend, if at all, as initially identified.

     We will need to secure a minimum of $5,000,000 to satisfy such requirements for the next 12 months, which funds will be used for debt payment, facilities acquisition, lease obligations and personnel costs including salaries and benefits. We are pursing many financing options which can be any combination of debt or securities. We hope to be able to raise funds from an offering of our stock. However, we may not raise any funds from an offering. We have no source of funding identified at this time and our failure to raise funds in the future will impair and delay our ability to implement our business plan further.

     Collectively, our officers and directors on a fully diluted basis beneficially own voting rights to 7,100,100 or 36% of our outstanding voting stock. As such, our officers and directors have a significant voice in the control the outcome of all matters submitted to a vote by the holders of our voting stock, including the election of our directors, amendments to our certificate of incorporation and approval of significant corporate transactions. Additionally, our officers and directors could delay, deter or prevent a change in our control that might be beneficial to our other stockholders.

     By providing access to financial markets, expanded marketing opportunities and operating expense efficiencies, the Company expects to become the facilitator for future growth and higher long-term profits of the businesses we acquire. In the process, the Company expects to develop new synergies among the acquired companies, which should allow for greater cost effectiveness and efficiencies, and thus further enhancing each individual company's strengths.

Employees
---------

     As of December 31, 2004, we employed 101 employees. From time to time, we also retain consultants, independent contractors, and temporary and part-time workers.

     The Company believes its relationship with its current employees is good. Our employees are not represented by a labor union. However, the Company is in dispute with former employees as to back salaries and severance pay as disclosed in the footnotes below. The Company's success is dependent, in part, upon our ability to attract and retain qualified management technical personnel and subcontractors. Competition for these personnel is intense, and the Company will be adversely affected if it is unable to attract key employees. The Company presently does not have a stock option plan for key employees and consultants.

Customers
---------

     Overall, management believes that long-term we are not dependent on a single customer for any of the segments results. While the loss of any substantial customer could have a material short-term impact on a segment, we believe that our diverse distribution channels and customer base should reduce the long-term impact of any such loss.

Available Information
---------------------

     We are a reporting company under the Securities Exchange Act of 1934, as amended, and file reports, proxy statements, and other information with the Securities and Exchange Commission (SEC). Copies of these reports, proxy statements, and other information can be inspected and copied at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Because we make filings to the SEC electronically, you may also access this information from the SEC's home page on the Internet at http://www.sec.gov.

     The information contained on our web site(s) or connected to our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report. We have attached the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosures as Exhibits 31(a) and 31(b) to this report.

Forward Looking Statements
--------------------------

     The statements contained in this report that are not historical fact are forward-looking statements that which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations, thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We have made the forward-looking statements with management's best estimates prepared in good faith.

     Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are effected by significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize and unanticipated events and circumstances may occur subsequent to the date of this prospectus.

     These forward-looking statements are based on current expectations, and we will not update this information other than required by law. Therefore, the actual experience of Heartland, Inc ("Company"), and results achieved during the period covered by any particular projections and other forward-looking statements should not be regarded as a representation by the Company, or any other person, that we will realize these estimates and projections, and actual results may vary materially. We cannot assure you that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate. Section 27A(b)(1)(C) of the Securities Act and
Section 21E(b)(1)(C) provide that the safe harbor for forward looking statements does not apply to statements made by companies such as ours that issue penny stock.

ITEM 2. DESCRIPTION OF PROPERTY

The following properties are used in the operation of our business:

     Our principal executive and administrative offices are located at 3300 Fernbrook Lane Plymouth, MN 55447. Our phone number is (763) 557.2900. Our executive offices are leased from St. Paul Properties, Inc., 385 Washington Street, St. Paul, Minnesota 55102. We are renting approximately 2,048 square feet of an 85,232 square feet building. We pay our proportionate share of utilities and real estate tax based upon our percentage of occupancy as the building is shared with a number of tenants.

     The term of the lease is for 60 months beginning January 1, 2005 but we have an option in January 2007 to provide notice to the landlord that we wish to terminate agreement as of December 2007. The lease required an initial security deposit of $11,500. The lease requires payments of:

                 --------------------- -------------------------
                             Months Monthly Payment
                 --------------------- -------------------------
                           1-12                  $2,219
                 --------------------- -------------------------
                          13-24                  $2,261
                 --------------------- -------------------------
                          25-36                  $2,304
                 --------------------- -------------------------
                          37-48                  $2,347
                 --------------------- -------------------------
                          49-60                  $2,389
                 --------------------- -------------------------

     This space is not sufficient for us as we add employees to the corporate staff. In light of this the corporation will evaluate its office needs and determine the best option as we continue to grow.

     In Springboro, Ohio we lease approximately 39,000 square feet on a month to month lease for $8,500 per month from Mound Properties, LLP at 25 Mound Park Drive, Springboro, Ohio. The facilities include 34,000 square feet which is used for manufacturing and 5,000 square feet for office space. The space is used by Mound.

     In Columbus, Ohio we lease approximately 70,000 square feet on a five (5) year term from January 1, 2002 through December 31, 2007 for $20,000 per month from Par Investments. The facilities include approximately 67,000 square feet for manufacturing and 3,000 square feet for offices. The space is used by Evans.

     In Ramsey, Minnesota we lease approximately 3,000 square feet on a month to month lease for $7,000 per month from Brad Fritch. The facilities include approximately 1,800 square feet of office space and 1,200 square feet for storage. The space is used by Monarch.

     In St. Louis Park, Minnesota we lease approximately 6,975 square feet on a 63 month lease beginning January 1, 2005. The facilities are used as offices for our Karkela employees. The lessor is Larry Karkela dba Karkela properties. The lease required an initial security deposit of $5,356. We pay our proportionate share of utilities and real estate tax based upon our percentage of occupancy which is 60.1%. The lease requires payments of:

                 --------------------- -------------------------
                             Months Monthly Payment
                 --------------------- -------------------------
                         1-12                   $3,272
                 --------------------- -------------------------
                        13-24                   $3,403
                 --------------------- -------------------------
                        25-36                   $3,573
                 --------------------- -------------------------
                        37-48                   $3,752
                 --------------------- -------------------------
                        49-60                   $3,938
                 --------------------- -------------------------
                        61-63                   $4,136
                 --------------------- -------------------------

     The Property Management Division presently owns two (2) properties in Ohio and manages three (3) other properties in Minnesota and North Dakota. The two owned properties include 37,000 square feet of light and heavy manufacturing buildings on approximately 6 acres. The Company manages 33 acres of industrial property in Ohio, which is not owned. At the current time, we generate approximately $12,000 per month in rental charges with the terms on the leases being a rolling three months to three years.

ITEM 3. LEGAL PROCEEDINGS

     In the normal course of our business, we and/or our subsidiaries are named as defendants in suits filed in various state and federal courts. We believe that none of the litigation matters in which we, or any of our subsidiaries, are involved would have a material adverse effect on our consolidated financial condition or operations.

     On February 20, 2003 a judgment in the amount of $28,750 was entered against the Company for unpaid rent on behalf of Graham Paxton, the former President and CEO of the Company as part of his employee benefit plan. To date the judgment has not been paid.

     On March 31, 2003, a judgment in the amount of $99,089, including $50,000 security deposit replenishment, was entered against the company for breach of contract for non-payment of rent on the company's office facility in Woburn, Massachusetts. The company is contingently liable for the balance of this lease in the total amount of $428,000 through the lease expiration date of July 31, 2005. To date the judgment has not been paid.

     Mound Technologies, Inc., a wholly owned subsidiary of the Company, leases its manufacturing facility from Mound Properties, an organization owned by the President of Mound Technologies, Inc. The financial institution, which has a mortgage on the property, has obtained a judgment on the property and the owners of Mound Technologies, Inc. The Company is in the process of purchasing and refinancing the property which is anticipated to close on or around April 11, 2005.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 15, 2004, a majority of the shareholders of record by special meeting of the shareholders approved a change in the name of the Company from International Wireless, Inc. to Heartland, Inc.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

     On March 30, 2005, there were approximately 571 shareholders of record of our common stock. Our common stock currently available for trading on the NASDAQ OTC Electronic Bulletin Board under the symbol "HTLJ.OB."

     The Company was formed on April 6, 1999. In April, 1999, the Company's common stock had been listed for trading on the OTC Bulletin Board under the symbol "OGNI." The trading market for the Company's stock is limited and sporadic and should not be deemed to constitute an "established trading market". In connection with the change of the Company's name to International Wireless, Inc., the Company's symbol was changed to "IWIN" on January 2, 2002. As a result of the 30-1 reverse split of the shares outstanding, the Company's symbol was changed to "IWLJ" on November 12, 2003. Subsequently, the Company changed its name to Heartland Holdings, Inc in April 2004.

     The following table sets forth the range of high and low bid prices of the Company's common stock during the periods indicated. Such prices reflect prices between dealers in securities and do not include any retail markup, markdown or commission and may not necessarily represent actual transactions. The information set forth below was provided by NASDAQ Trading & Market Services.

                                                  HIGH          LOW
                                                  ----          ----

FISCAL YEAR ENDED DECEMBER 31, 2003

First  Quarter                                    0.04          0.04
Second  Quarter                                   0.02          0.02
Third  Quarter                                    0.02          0.02
Fourth  Quarter                                   5.00          5.00

FISCAL YEAR ENDING DECEMBER 31, 2004

First  Quarter                                    1.00          0.70
Second  Quarter                                   1.00          0.70
Third  Quarter                                    1.00          0.70
Fourth  Quarter                                   1.60          1.60

(1) The quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.
(2) During fiscal year ended 2004, the Company was not in compliance with the reporting requirements and was not on the OTC BB. The Company began trading as HTLJ.OB on December 21, 2004 at $1.00 per share.

The closing bid price for the common stock as reported by the OTC Bulletin Board on March 30, 2004 was $1.15.

Preferred Stock
---------------

     The company has 5,000,000 of preferred stock authorized with a par value of $.001. None of these securities are issue or outstanding.

Transfer Agent
--------------

     The Company's transfer agent and registrar of the common stock is:

                         Securities Transfer Corporation
                         2591 Dallas Parkway, Suite 102
                              Frisco, Texas 75034.

Warrants
--------

     The Company has no Warrants outstanding as of this date.

Options
-------

     The Company has no Stock Option Plan as of this date.

Penny Stock Considerations
--------------------------

     Because our shares trade at less than $5.00 per share, they are "penny stocks" as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

     Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

o Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;
o Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
o Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and
o Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

     Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Dividends
---------

     We do not anticipate paying dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities
---------------------------------------

The following is information for all securities that the Company sold during its current fiscal year ended December 31, 2004. Information with respect to previously reported sales prior to January 1, 2004 may be found in the Company's prior year filings.

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

     In August 2003, the Board of Directors issued 30,000,000 shares to First Union Venture Group, LLC as consideration for their performance of duties related to finalizing the Company's affairs.

     In June 2004, the Board of Directors issued 500,000 shares to Jerry Gruenbaum as consideration for services rendered to the Company.

     During the year ended December 31, 2004, the company issued 16,835 shares to Simon Pelman to settle an outstanding $15,000 loan at a price of $0.89 per share.

     During the year ended December 31, 2004, the Board of Directors issued 467,730 shares to Jack Gracik as consideration for services rendered to the Company.

     During the year ended December 31, 2004, the Board of Directors issued 140,000 shares to Ross Haugen as consideration for services rendered to the Company.

     During the year ended December 31, 2004, the company received proceeds of $345,000 from the sale of 1,204,396 shares of its common stock under a private placement at prices ranging between $0.16 and $1.00 per share.

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

     During the year ended December 31, 2004, the company entered into fifty-five (55) convertible note payable agreements for a total value of $1,026,500. The notes bear interest at the rate of 10% per year and are due and payable one year from the date executed at which time the notes, at the option of the note holder, can be converted into 1,357,550 restricted newly issued shares of common stock of which $695,550 will be converted at $1.00 per share and $662,000 will be converted at $0.50 per share.

     We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

o None of these issuances involved underwriters, underwriting discounts or commissions;
o We placed restrictive legends on all certificates issued; o No sales were made by general solicitation or advertising; o Sales were made only to accredited investors or investors who were sophisticated enough to evaluate the risks of the investment.

In connection with the above transactions, although some of the investors may have also been accredited, we provided the following to all investors:

o Access to all our books and records.
o    Access to all material contracts and documents relating to our operations.
o The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

     The following discussion should be read in conjunction with the financial statements for the period ended December 31, 2004 included with this Form 10-KSB.

     The following discussion and analysis provides certain information, which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the year ended December 31, 2004. This discussion and analysis should be read in conjunction with the Company's financial statements and related footnotes.

     The statements contained in this section that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in our various filings with the SEC, or press releases or oral statements made by or with the approval of our authorized executive officers.

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

     The Company was incorporated in the State of Maryland on April 6, 1999 as Origin Investment Group, Inc. ("Origin"). On December 27, 2001, the Company went through a reverse merger with International Wireless, Inc. Thereafter on January 2, 2002, the Company changed its name from Origin to International Wireless, Inc. On November 15, 2003, the Company went through a reverse merger with PMI Wireless, Inc. Thereafter in May 2004, the Company changed its name from International Wireless, Inc. to our current name, Heartland Inc.

     The Company was originally formed as a non-diversified closed-end management investment company, as those terms are used in the Investment Company Act of 1940 ("1940 Act"). The Company at that time elected to be regulated as a business development company under the 1940 Act. In December 7, 2001 the Company's shareholders voted on withdrawing the Company from being regulated as a business development company and thereby no longer be subject to the 1940 Act.

     The Company's original investment strategy when it was regulated as a business development company under the 1940 Act. was to invest in a diverse portfolio of private companies that could be used to build an Internet infrastructure by offering hardware, software and/or services which enhance the use of the Internet. Prior to it's reverse merger with International Wireless, the Company identified two eligible portfolio companies within which they entered into agreements to acquire interests within such companies and to further invest capital in these companies to further develop their business. However, on each occasion and prior to each closing, the Company was either unable to raise sufficient capital to consummate the transaction or discovered information which modified its understanding of the eligible portfolio company's financial status to such an extent where it was unadvisable for it to continue and consummate the transaction.

     On December 7, 2001, the Company held a special meeting of its shareholders whereby the shareholders voted on withdrawing the Company from being regulated as a business development company and thereby no longer be subject to the Investment Company Act of 1940 and to effect a one-for-nine reverse split of its total issued and outstanding common stock. On December 14, 2001 the Company filed with the Securities and Exchange Commission formally notifying its withdrawal from being regulated as a business development company.

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

     On November 12, 2003, the Company approved the spin-off of the two subsidiaries of the Company and any and all remaining assets of the Company, including any intellectual property, to enable the Company to pursue a suitable merger candidate. In addition, the Company approved a 30 to 1 reverse split of all existing outstanding common shares of the Company. Following the 30 to 1 reverse split, the Company had 1,857,137 shares of common stock outstanding.

     On November 15, 2003, a change in control of the Company occurred when the Company went through a reverse merger with PMI Wireless, Inc., a Delaware corporation with corporate headquarters located in Cordova, Tennessee. The acquisition, took place on December 1, 2003 for the aggregate consideration of fifty thousand dollars ($50,000) which was paid to the U.S. Internal Revenue Service for the Company's prior obligations, plus assumption of the Company's existing debts, for 9,938,466 newly issued common shares of the Company. Under the said reverse merger, the former Shareholders of PMI Wireless ended up owning an 84.26% interest in the Company.

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

     In May 2004, the Company changed its name from International Wireless, Inc. to our current name, Heartland, Inc and Subsidiaries.

     On December 27, 2004, the Company entered into an Acquisition Agreement to acquire one hundred percent (100%) of Monarch Homes, Inc. ("Monarch"), a Minnesota corporation with its corporate headquarters located in Ramsey, MN for five million dollars ($5,000,000). The acquisition price was made up of: 1) $100,000 at closing, 2) a promissory note of $1,900,000 payable on or before February 15, 2005 which, if not paid by that date, interest shall be due from then to actual payment at 8%, simple interest, compounded annually and 3) six hundred sixty-seven thousand (667,000) restricted newly issued shares of the Company's common stock provided at closing. In the event the common stock of the Company not is trading at a minimum of $5.00 as of December 27, 2005, the Company is required to compensate the original Monarch shareholders for the difference in additional stock. As a result of this transaction, Monarch became a wholly owned subsidiary of the Company.

     On December 30, 2004, the Company entered into an Acquisition Agreement to acquire one hundred percent (100%) of Evans Columbus, LLS ("Evans"), an Ohio corporation with its corporate headquarters located in Blacklick, OH for three million five thousand dollars ($3,005,000). The acquisition price was made up of: 1) $5,000 at closing, and 2) six hundred thousand (600,000) restricted newly issued shares of the Company's common stock provided at closing. In the event the common stock of the Company is not trading at a minimum of $5.00 as of December 30, 2005, the Company is required to compensate the original Evans shareholders for the difference in additional stock. As a result of this transaction, Evans became a wholly owned subsidiary of the Company.

     On December 31, 2004, the Company entered into an Acquisition Agreement to acquire one hundred percent (100%) of Karkela Construction, Inc. ("Karkela"), a Minnesota corporation with its corporate headquarters located in St. Louis Park, MN for three million dollars ($3,000,000). The acquisition price was made up of:
1) $100,000 at closing, 2) a short term promissory note payable of $50,000 on or before January 31, 2005, 3) a promissory note of $1,305,000 payable on or before March 31, 2005 which, if not paid by that date, interest is due from December 31, 2004 to actual payment at 8%, simple interest, compounded annually and 4) five hundred thousand (500,000) restricted newly issued shares of the Company's common stock provided at closing. In the event the common stock of the Company is not trading at a minimum of $4.00 as of December 31, 2005, the Company is required to compensate the original Karkela shareholders for the difference in additional stock. As a result of this transaction, Karkela became a wholly owned subsidiary of the Company.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2004 AND 2003

OVERVIEW
--------

     Heartland, Inc. is an operating conglomerate with operations in steel fabrication, manufacturing, construction and property management. Total consolidated revenues for the year ended December 31, 2004 was $49,996,683 versus $4,428,836 for the year ended December 31, 2003. The Company incurred operating expenses of $49,280,468 for the year ended December 31, 2004 and $5,401,779 for the year ended December 31, 2003.

     In fiscal year ended December 31, 2004 the company incurred a net income from continuing operations of $742,199 or a gain of $0.04 per share compared to a net loss of $ (1,510,450) or a loss of $(0.12) per share in fiscal year ended December 31, 2003. The primary factor contributing to the net earnings increase were from higher sales from the acquisitions of Monarch Homes, Karkela and Evans and improved leverage of selling, general and administrative expenses.

                                                        2004           2003
                                                   -------------   ------------
Net sales                                          $  49,996,683   $  4,428,836
    Cost and expenses
      Cost of good sold                               44,969,599      4,055,404
      Selling, general and administrative expense      4,007,550      1,281,975
      Stock Based Compensation                            63,787            -
      Depreciation and amortization                      239,532         64,400
                                                   -------------   ------------
            Total Cash and Expenses                   49,280,468      5,401,779
                                                   -------------   ------------
      Operating Income                                   716,215       (972,943)
         Net Other Income                                 25,984       (537,507)
                                                   -------------   ------------
      Net Income(loss)from continuing operations         742,199     (1,510,450)
      Total Discontinued Operations - Loss                           (1,120,853)
                                                   -------------   ------------
      Income before taxes                                742,199     (2,631,303)

      Income Taxes                                      412,410            -
                                                   -------------   ------------
      Income prior to adjustment
          For acquisition earnings                       329,789            -
      Elimination of preacquisition earnings            (733,458)     2,631,303
                                                   -------------   ------------
            Net Loss                               $    (403,669)  $        -
                                                   =============   ============

SALES
-----

     Sales increased 1029% during fiscal ended December 31, 2004 to $49,996,683 from $4,428,836 in fiscal ended December 31, 2003. Sales increased primarily due to the acquisitions of Evans Columbus, Karkela Construction and Monarch Homes. Sales also increased at Mound Technology and subsidiaries in fiscal year ended December 31, 2004 by 67% to $7,389,064 from $4,428,836 in fiscal year ended December 31, 2003.

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM
-------------------------------------------------

     Pre-tax income before extraordinary item was $742,199 in fiscal year ended December 31, 2004 and $(1,510,450) in fiscal year ended December 31, 2003. Reflecting the acquisitions of Evans Columbus, Karkela Construction and Monarch Homes which occurred in the final month of fiscal year ended December 31, 2004.

     Operating losses at Mound Technologies and Subsidiaries decreases to $(91,884) in fiscal ended December 31, 2004 from $ (972,943) in fiscal ended December 31, 2003, reflecting higher sales and better cost controls.

     Corporate and other expenses were $457,259 in fiscal year ended December 31, 2004 as compared to none in fiscal ended December 31, 2003 due principally to the parent company beginning to pay expenses on its own behalf.

INTEREST EXPENSE
----------------

     Interest expense was $165,718 during the fiscal year ended December 31, 2004 as compared to $351,801 in fiscal year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As presented in the Consolidated Statement of Cash Flows, net cash used by operating activities was $(939,753) in fiscal 2004. The significant changes in working capital were an $960,809 increase in accounts receivable, a $3,804,140 increase in inventory. Working capital requirements are not anticipated to increase substantially in fiscal 2005.

     During fiscal 2004, the Company used cash of $205,000 to acquire companies. The Company received net cash of $1,026,550 from the issue of certain promissory convertible notes.

     The level of capital expenditures is expected to increase moderately in fiscal 2005, and the source of funds for such expenditures is expected to be cash from operations.

     At December 31, 2004 the Company's total debt was $13,442,8218 as compared to $4,008,827 at December 31, 2003. The Company believes that its funding sources are adequate for its anticipated requirements.

     Shareholders' equity was $252,656 at December 31, 2004 compared to $(691,952) at December 31, 2003. The increase is due to the decrease in net loss at Mound Technologies and Subsidiaries and the positive shareholders equity from the acquisitions.

     Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, capital expenditures, expansion and upgrading of existing facilities, as well as for financing receivables from customers. We believe that cash generated from operations, together with our bank credit lines, and cash on hand, will provide us with a majority of our liquidity to meet our operating requirements. We believe that the combination of funds available through future anticipated financing arrangements, as discussed below, coupled with forecasted cash flows, will be sufficient to provide the necessary capital resources for our anticipated working capital, capital expenditures, and debt repayments for at least the next twelve months.

     We are seeking to raise up to $5 million of additional capital from private investors and institutional money managers in the next few months, but there can be no assurance that we will be successful in doing so. If we are not successful in raising any of this additional capital, our current cash resources may not sufficient to fund our current operations.

     We may experience problems, delays, expenses, and difficulties sometimes encountered by an enterprise in our stage of development, many of which are beyond our control. For potential acquisitions, these include, but are not limited to, unanticipated problems relating to the identifying partner(s), obtaining financing, culminating the identified partner due to a number of possibilities (prices, dates, terms, etc). Due to limited experience in operating the combined entities for the Company, we may experience production and marketing problems, incur additional costs and expenses that may exceed current estimates, and competition.

     Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, capital expenditures, expansion and upgrading of existing facilities, as well as for financing receivables from customers.

During the year ended December 31, 2004, the Company has not engaged in:

o Material off-balance sheet activities, including the use of structured finance or special purpose entities;
o Trading activities in non-exchange traded contracts; or o Transactions with persons or entities that benefit from their non-independent relationship with the Company.

Inflation
---------

     We are subject to the effects of inflation and changing prices. As previously mentioned, we experienced rising prices for steel and other commodities during fiscal 2004 that had a negative impact on our gross margins and net earnings. In fiscal 2005, we expect average prices of steel and other commodities to be higher than the average prices paid in fiscal 2004. We will attempt to mitigate the impact of these anticipated increases in steel and other commodity prices and other inflationary pressures by actively pursuing internal cost reduction efforts and introducing price increases.

Critical Accounting Policies and Estimates
------------------------------------------

     In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we must make decisions that impact the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances, historical experience, and actuarial valuations. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared.

     Our significant accounting policies are described in Note 1 to the consolidated financial statements. Some of those significant accounting policies require us to make difficult subjective or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates that reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

     Accounts Receivable Valuation. We value accounts receivable, net of an allowance for doubtful accounts. Each quarter, we estimate our ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts. In doing so, we evaluate the age of our receivables, past collection history, current financial conditions of key customers, and economic conditions. Based on this evaluation, we establish a reserve for specific accounts receivable that we believe are uncollectible, as well as an estimate of uncollectible receivables not specifically known. A deterioration in the financial condition of any key customer or a significant slow down in the economy could have a material negative impact on our ability to collect a portion or all of the accounts and notes receivable. We believe that an analysis of historical trends and our current knowledge of potential collection problems provide us with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since we cannot predict with certainty future changes in the financial stability of our customers, our actual future losses from uncollectible accounts may differ from our estimates. In the event we determined that a smaller or larger uncollectible accounts reserve is appropriate, we would record a credit or charge to selling, general, and administrative expense in the period that we made such a determination.

ITEM 7. FINANCIAL STATEMENTS


                        HEARTLAND, INC. AND SUBSIDIARIES
                     (Formerly International Wireless, Inc.)

                          AUDITED FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2004

CONTENTS
--------------------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm             Page    F  1

Consolidated Balance Sheets                                                 F  2

Consolidated Statements of Operations                                       F  4

Consolidated Statements of Cash Flows                                       F  5

Consolidated Statements of Stockholders' Equity (Deficit)                   F  7

Notes to Consolidated Financial Statements                                  F  9

                              MEYLER & COMPANY, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS
                                  ONE ARIN PARK
                                 1715 HIGHWAY 35
                              MIDDLETOWN, NJ 07748


             Report of Independent Registered Public Accounting Firm


To the Board of Directors
Heartland, Inc.
Plymouth, MN

We have audited the accompanying consolidated balance sheets of Heartland, Inc. and subsidiaries (formerly International Wireless, Inc.) as of December 31, 2004 and 2003 (restated) and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003 (restated), and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has negative working capital of $2,744,135, an accumulated deficit of $1,120,002, and there are existing uncertain conditions which the Company faces relative to its obtaining capital in the equity markets. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                          /s/ Meyler & Company, LLC

Middletown, NJ
March 20, 2005

                                       F 1

                        HEARTLAND, INC. AND SUBSIDIARIES
                     (Formerly International Wireless, Inc.)

                           CONSOLIDATED BALANCE SHEETS


                                                                      December 31,
                                                            -----------------------------
                                                                2004              2003
                                                            -----------        ----------
                                                                               (Restated)
CURRENT ASSETS
  Cash                                                      $   578,354        $    4,923
  Accounts receivable net of allowance for doubtful
    accounts of $684,829 and $550,336, respectively           3,450,970         1,123,202
  Costs in excess of billings on uncompleted contracts          258,161
  Inventory                                                   4,932,629           619,192
  Prepaid expenses and other                                    110,163
                                                            -----------        ----------
        Total Current Assets                                  9,330,277         1,747,317
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $723,761 and $510,218, respectively         1,876,685           982,502

OTHER ASSETS
  Advances to related party                                     281,122
  Goodwill                                                    2,193,613           586,056
  Security deposits                                              13,787             1,000
                                                            -----------        ----------
                                                              2,488,522           587,056
                                                            -----------        ----------
         Total Assets                                       $13,695,484        $3,316,875
                                                            ===========        ==========

                 See accompanying notes to financial statements.

                                       F 2

                        HEARTLAND, INC. AND SUBSIDIARIES
                     (Formerly International Wireless, Inc.)

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                              December 31,
                                                       ------------------------
                                                            2004         2003
                                                       -----------   ----------
                                                                      (Restated)
CURRENT LIABILITIES
  Bank lines of credit                                 $   810,989
  Notes payable - land purchases                         1,965,698
  Convertible promissory  notes payable                  1,026,550
  Current portion of notes payable                          45,133   $   29,450
  Current portion of capitalized lease obligations         115,423
  Accounts payable                                       2,864,312    1,886,923
  Acquisition notes payable to related parties           3,300,000
  Obligations to related parties                           670,907      543,480
  Accrued payroll taxes                                    693,630      598,458
  Accrued expenses                                         477,868      298,373
  Billings in excess of costs on uncompleted contracts      82,839      156,507
  Customer deposits                                         21,063
                                                       -----------   ----------
       Total Current Liabilities                        12,074,412    3,513,191

LONG-TERM OBLIGATIONS
  Notes payable, less current portion                      541,313      495,636
  Capitalized lease obligations, less current portion      269,100
  Notes payable to an individual                           150,000
  Deferred income taxes                                    408,003
                                                       -----------   ----------
        Total Long Term Liabilities                      1,368,416      495,636

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock $0.001 par value 5,000,000 shares
   authorized, none issued and outstanding
  Common stock, $0.001 par value 100,000,000
   shares authorized; issued and outstanding
   18,244,801 and 13,077,758 shares at
   December 31, 2004 and 2003, respectively                 18,244       13,077
  Additional paid-in capital                             1,354,414       11,304
  Accumulated deficit                                   (1,120,002)    (716,333)
                                                       -----------   ----------
     Total Stockholders' Equity (Deficit)                  252,656     (691,952)
                                                       -----------   ----------
  Total Liabilities and Stockholders' Equity (Deficit) $13,695,484   $3,316,875
                                                       ===========   ==========

                 See accompanying notes to financial statements.

                                       F 3

                        HEARTLAND, INC. AND SUBSIDIARIES
                     (Formerly International Wireless, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    For the Year Ended December 31,
                                                    -------------------------------
                                                           2004         2003
                                                    --------------   --------------
                                                                     (Restated)
REVENUE - SALES                                        $49,996,683   $4,428,836

COSTS AND EXPENSES
   Cost of goods sold                                   44,969,599    4,055,404
   Selling, general and administrative expenses          4,007,550    1,281,975
   Stock based compensation                                 63,787
   Depreciation and amortization                           239,532       64,400
                                                       -----------   ----------
         Total Costs and Expenses                       49,280,468    5,401,779
                                                       -----------   ----------
NET OPERATING INCOME (LOSS)                                716,215     (972,943)

OTHER INCOME (EXPENSE)
   Rental income                                           197,806
   Other income                                             11,371        4,480
   Loss on disposal of equipment                           (17,475)     (39,237)
   Interest expense                                       (165,718)    (351,801)
   Realized loss on sale of marketable securities                      (150,949)
                                                       -----------   ----------
         Total Other Income (Expense)                       25,984     (537,507)
                                                       -----------   ----------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS               742,199   (1,510,450)
DISCONTINUED OPERATIONS
   Loss from operations of discontinued subsidiary                     (457,853)
   Loss on disposal of operating assets                                (663,000)
                                                       -----------   ----------

         Total Discontinued Operations - Loss                        (1,120,853)
                                                       -----------   ----------

INCOME (LOSS) BEFORE TAXES                                 742,199   (2,631,303)
DEFERRED FEDERAL AND STATE INCOME TAXES                    412,410
                                                       -----------   ----------

INCOME (LOSS) PRIOR TO ADJUSTMENT FOR
   PREACQUISITION EARNINGS                                 329,789   (2,631,303)
ELIMINATION OF PREACQUISITION EARNINGS (LOSS)             (733,458)   2,631,303
                                                       -----------   ----------
NET LOSS                                               $  (403,669)
                                                       ===========   ==========

NET LOSS PER COMMON SHARE
   Basic                                                     $(.03)
   Fully diluted                                             $(.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   Basic                                                13,744,692
   Fully diluted                                        15,101,692

                 See accompanying notes to financial statements.

                                       F 4

                        HEARTLAND, INC. AND SUBSIDIARIES
                     (Formerly International Wireless, Inc.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                     For the Year Ended December 31,
                                                                     -------------------------------
                                                                           2004            2003
                                                                     -------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                               $ (403,669)
Adjustments to reconcile net loss to cash flows
   used in operating activities:
     Stock based compensation                                              63,787
     Loss on disposal of equipment                                          2,489
     Depreciation and amortization                                         58,336
     Increase in accounts receivable                                     (243,757)
     Increase in costs in excess of billings on uncompleted contracts    (113,724)
     Decrease in inventory                                                109,895
     Increase in prepaids and other                                        (6,990)
     Decrease in accounts payable                                        (453,649)
     Increase in accrued payroll taxes                                     95,172
     Increase in accrued expenses                                          63,976
     Decrease in billings in excess of costs on uncompleted contracts    (147,565)
     Increase in deferred income taxes                                     36,126
                                                                       ----------
         NET CASH FLOWS USED IN OPERATING ACTIVITIES                     (939,573)

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for acquisition of subsidiaries                             (205,000)
   Proceeds on disposition of property and equipment                        7,450
   Cash paid for security deposits                                        (10,520)
                                                                       ----------
         NET CASH FLOWS USED IN INVESTING ACTIVITIES                     (208,070)
                                                                       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash received in acquisition of subsidiaries                           458,433
   Proceeds from issuance of promissory convertible
     notes payable                                                      1,026,550
   Payments on notes payable                                              (46,241)
   Payments on obligations to related parties                             (62,668)
   Proceeds from issuance of common stock                                 345,000
                                                                       ----------
         NET CASH FLOWS FROM FINANCING ACTIVITIES                       1,721,074
                                                                       ----------

   INCREASE IN CASH                                                       573,431
   CASH, BEGINNING OF PERIOD                                                4,923
                                                                       ----------
   CASH, END OF PERIOD                                                 $  578,354
                                                                       ==========


                 See accompanying notes to financial statements

                                       F 5

                        HEARTLAND, INC. AND SUBSIDIARIES
                     (Formerly International Wireless, Inc.)

                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)


                                                               For the Year Ended December 31,
                                                               -------------------------------
                                                                   2004            2003
                                                               ------------     --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                                  $164,347
  Taxes paid                                                       40,533

NON-CASH INVESTING AND FINANCING ACTIVITIES
  Land acquired by:
    Assuming loan payable                                         150,000
    Issuance of common stock                                       94,000
  Transportation equipment acquired with notes payable             61,094
  Issuance of common stock in payment of obligation to
    related party                                                  15,000
  Issuance of common stock as stock based compensation             63,787
  Assets acquired and liabilities assumed in acquisition of
    subsidiaries:
    Cash acquired                                                 458,433           4,923
    Accounts receivable                                         2,084,011       1,123,202
    Costs in excess of billings on uncompleted contracts          144,437
    Inventory                                                   4,423,332         619,192
    Prepaids and other                                            103,173
    Property, plant and equipment                                 452,364         982,502
    Advance to related party                                      281,122
    Goodwill                                                    1,607,557         586,056
    Security deposits                                               2,267           1,000
    Line of credit                                               (810,989)
    Notes payable                                              (2,012,205)       (525,086)
    Obligation under capital lease                               (384,523)
    Accounts payable                                           (1,431,038)     (1,440,070)
    Acquisition notes payable                                  (3,300,000)
    Obligations to related parties                               (205,095)       (466,292)
    Accrued expenses                                             (115,519)       (189,005)
    Billings in excess of costs on uncompleted contracts          (73,897)       (156,507)
    Customer deposits                                             (21,063)
    Deferred income taxes                                        (371,877)
    Issuance of common stock                                     (830,490)        (12,560)
    Accrued payroll taxes                                                        (527,355)

                 See accompanying notes to financial statements

                                       F 6

                        HEARTLAND, INC. AND SUBSIDIARIES
                     (Formerly International Wireless, Inc.)

            CONSOLIDATED STATEMENT OF  STOCKHOLDERS'  EQUITY  (DEFICIT)
                      For the Year Ended December 31, 2004

                                                                      Additional
                                        Capital Stock               Paid - In       Accumulated
                                 ---------------------------
                                   Shares           Capital          Capital          Deficit            Total
                                 -------------------------------------------------------------------------------

Balance December 31,
  2002                           23,249,442         $209,245        $8,612,489      $(9,098,330)    $  (276,596)
Issuance of stock in
private placement at
$0.10 per share                   1,166,250           10,497           106,128                          116,625
Issuance of stock for
 the exercise of non-
 qualified stock options
 at $0.01 per share                  70,000              630             6,370                            7,000
Issuance of stock to
 consultants for services
 provided at $0.15 per
 share                              220,080            1,981            32,574                           34,555
Issuance of stock for
  loan conversion at
  $0.10 per share                   500,000            4,500            45,500                           50,000
Issuance of stock for
  adjustments in private
  placement                         268,000            2,411            (2,411)
Issuance of stock for loan
  conversion at $0.10 per
  share                           1,000,000            9,000            91,000                          100,000
Issuance of stock in
  private placement at
  $0.10 per share                    25,000              225             2,275                            2,500
Issuance of stock to
  investment banker as
  fee to finalize company
  affairs                        30,000,000          270,000          (270,000)
Net loss for the year
  ended December
  31, 2003-pre-merger                                                                  (809,596)       (809,596)
                                -----------         --------        ----------       ----------       ---------
          Subtotal               56,498,772          508,489         8,623,925       (9,907,926)       (775,512)

Reverse Merger:
  Revenue 30 to 1
    stock split, par
    value increases to
    $0.28 per share              54,615,480
  Adjustment of par
    value to $0.001 to
    recapitalize com-
    pany                                            (506,606)          506,606
                                -----------         --------        ----------       ----------       ---------
          Subtotal                1,883,292            1,883         9,130,531       (9,907,926)       (775,512)


                 See accompanying notes to financial statements.

                                       F 7

                        HEARTLAND, INC. AND SUBSIDIARIES
                     (Formerly International Wireless, Inc.)

       CONSOLIDATED   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)(CONTINUED) For
                      the Year Ended December 31, 2004

                                                                      Additional
                                        Capital Stock               Paid - In       Retained
                                 ---------------------------
                                   Shares           Capital          Capital        Earnings             Total
                                 -------------------------------------------------------------------------------

Balance carried forward           1,883,292            1,883         9,130,531       (9,907,926)       (775,512)

Issuance of common
  stock to PMI Wireless,
    Inc.                          9,938,466            9,938            61,062                           71,000
Issuance of common
  stock to acquire Mound
  Technologies, Inc.              1,256,000            1,256            11,304                           12,560
Recapitalization of
  accumulated deficit
  in Reverse Merger                                                 (9,191,593)       9,191,593
                                 ----------          -------       -----------      -----------       ---------

Balance, December
  31, 2003                       13,077,758           13,077            11,304         (716,333)       (691,952)

Correction of shares
   issued in reverse
   merger                           703,082              703              (703)
Shares issued for
   services rendered
   at $0.05 per share             1,105,730            1,106            54,181                           55,287
Shares issued in
   connection with
   law suit settlement              170,000              170             8,330                            8,500
Shares issued for cash
   at a price ranging
   from $0.16 to $1.00            1,204,396            1,204           343,796                          345,000
Shares issued to acquire
   property at $0.47
   per share                        200,000              200            93,800                           94,000
Shares issued to settle
   loan @ $0.89 per share            16,835               17            14,983                           15,000
Issuance of common
   stock in connection
   with acquisitions at
   $0.47 per share                1,767,000            1,767           828,723                          830,490
Net loss for the year
   ended December 31,
   2004                                                                                (403,669)       (403,669)
                                 ----------          -------       -----------      -----------       ---------
                                 18,244,801          $18,244        $1,354,414      $(1,120,002)        252,656
                                 ==========          =======       ===========      ===========       =========

                 See accompanying notes to financial statements.

                                       F 8

                        HEARTLAND, INC. AND SUBSIDIARIES
                     (Formerly International Wireless, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004


NOTE A - PRINCIPLES OF CONSOLIDATION AND NATURE OF BUSINESS

          The consolidated financial statements include the accounts of Heartland, Inc. (formerly International Wireless, Inc.) ("Heartland") and its wholly owned subsidiaries, Mound Technologies, Inc. ("Mound") a steel fabricator acquired in December 2003, Evans Columbus, LLC ("Evans") a steel drum manufacturer, Monarch Homes, Inc. ("Monarch") a residential home builder and Karkela Construction, Inc. ("Karkela") a commercial construction contractor, all of which were acquired in December 2004. Heartland was previously involved with the development of wireless technology and acquisition of companies developing wireless technology for cell phones. The company, after finding it difficult to obtain capital for its development efforts, ceased operations in 2003. The 2004 financial statements have been prepared as though the acquisitions occurred as of the beginning of the year. The 2003 financial statements have been restated to reflect the acquisition in December 2003 as though it occurred as of the beginning of the year.

          Reverse Merger
          --------------

          On December 1, 2003, PMI Wireless, Inc., a private company, acquired 9,938,466, subsequently adjusted to 10,641,548 shares of International Wireless, Inc. common stock for $71,000 cash and the assumption of the Company's liabilities, thereby obtaining control of the company. Simultaneously, the Company authorized a 30 for 1 reverse split. Subsequent to this split, PMI Wireless, Inc. controlled 84% of the outstanding common stock of the Company. In this connection, the Company became a wholly owned subsidiary of PMI Wireless, Inc. PMI Wireless, Inc.'s officers and directors replaced the Company's and changed its name to International Wireless, Inc. Prior to the merger, International Wireless, Inc. was a non-operating shell corporation. Pursuant to Securities and Exchange Commission rules, the merger of a private operating company (PMI Wireless, Inc.) into a non-operating public shell corporation with nominal net assets (International Wireless, Inc.) is considered a capital transaction. Accordingly, for accounting purposes, the merger has been treated as an acquisition of PMI Wireless, Inc. by the Company and a recapitalization of the Company.

          Going Concern Uncertainty and Management's Plans
          ------------------------------------------------

          As reflected in the accompanying financial statements, the Company has current liabilities of $2,744,135 in excess of current assets, resulting in negative working capital. Management is presently seeking to raise permanent equity capital in the capital markets or some form of long-term debt instrument to eliminate the negative working capital. Additionally, the Company is seeking to acquire additional profitable companies. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit. However, there are no assurances, that the Company will succeed in the obtaining of equity financing or some form of long-term debt instrument.

NOTE B -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Use of Estimates
          ----------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                       F 9

                        HEARTLAND, INC. AND SUBSIDIARIES
                     (Formerly International Wireless, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004


NOTE B -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Cash and Cash Equivalents
          -------------------------

          The company considers all highly-liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

          Net Loss Per Common Share
          -------------------------

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

          Business Combinations and Goodwill
          ----------------------------------

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

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 changes the accounting for long-lived assets to be held and used by eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment, by providing a probability weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of possible future cash flows and by establishing a primary-asset approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for long-lived assets to be held and used. SFAS No. 144 changes the accounting for long-lived assets to be disposed of other than by sale by requiring that the depreciable life of a long-lived asset to be abandoned be revised to reflect a shortened useful life and by requiring the impairment loss to be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. SFAS No 144 changes the accounting for long-lived assets to be disposed of by sale by requiring that discontinued operations no longer be recognized in a net realizable value basis (but at the lower of carrying amount or fair value less costs to sell), by eliminating the recognition of future operating losses of discontinued components before they occur and by broadening the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes from the rest of the entity.

                                       F 10

                        HEARTLAND, INC. AND SUBSIDIARIES
                     (Formerly International Wireless, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004


NOTE B -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Property, Plant and Equipment and Depreciation
          ----------------------------------------------

          Property, plant and equipment is stated at cost and is depreciated using the straight line method over the estimated useful lives of the respective assets. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When property, plant and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

          Stock-Based Compensation
          ------------------------

          SFAS No. 123, "Accounting for Stock-Based Compensation" prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires employee compensation expense to be recorded (1) using the fair value method or (2) using the intrinsic value method as prescribed by accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been if the Company adopted the fair value method. The Company accounts for employee stock based compensation in accordance with the provisions of APB 25. For non-employee options and warrants, the company uses the fair value method as prescribed in SFAS 123.

          Allowance for Doubtful Accounts
          -------------------------------

          It is the company's policy to provide an allowance for doubtful accounts when it believes there is a potential for non-collectibility.

          Inventories
          -----------

          Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method.

          Revenue Recognition
          -------------------

          The Company recognizes revenue when the product is manufactured and shipped. Revenues from fixed-price and modified fixed-price construction contracts are recognized on the percentage-of-completion method, measured by the percentage of total cost incurred to date to estimated total cost for each contract. This method is used because management considers expended total cost to be the best available measure of progress on these contracts. Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned, measured by the cost-to-cost method.

          Contracts to manage, supervise, or coordinate the construction activity of others are recognized only to the extent of the fee revenue. The revenue earned in a period is based on the ratio of total cost incurred to the total estimated total cost required by the contract.

          Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job

                                       F 11

                        HEARTLAND, INC. AND SUBSIDIARIES
                     (Formerly International Wireless, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004


NOTE B -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Revenue Recognition (Continued)
          -------------------------------

          conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated.

          The asset, "Costs in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs on uncompleted contracts," represents billings in excess of revenues recognized.

NOTE C - ACQUISITIONS

          In December 2003, the Company acquired 100% of the issued and outstanding stock of Mound Technologies ("Mound") for an aggregate purchase price of 1,256,000 shares of the Company's common stock.

          On December 27, 2004, the Company acquired 100% of Monarch Homes Inc. ("Monarch"). The acquisition price consisted of 1) $100,000 in cash,
          2) a promissory note of $1,900,000 payable on or before February 15, 2005 which, if not paid by that date will include interest at 8% to payment date, and 3) 667,000 restricted shares of the Company's common stock. Should the common stock of the Company not be trading at a minimum of $5 per share as of December 27, 2005, the Company must compensate the seller for the difference in additional shares of common stock.

          On December 30, 2004, the Company acquired 100% of Evans Columbus, LLC ("Evans"). The acquisition price consisted of 1) $5,000 in cash, and
          2) 600,000 restricted shares of the Company's common stock. Should the common stock not be trading at a minimum of $5 per share as of December 30, 2005, the Company must compensate the seller for the difference in additional shares of common stock.

          On December 31, 2004, the Company acquired 100% of Karkela Construction, Inc. ("Karkela"). The acquisition price consisted of 1) $100,000 in cash, 2) a promissory note payable of $50,000 due on or before January 31, 2005, 3) a promissory note of $1,350,000 payable on or before March 31, 2005 which if not paid by that date, will include interest from December 31, 2004 at 8% to payment date, and 4) 500,000 restricted shares of the Company's common stock. Should the common stock of the Company not be trading at a minimum of $4 per share as of December 31, 2005, the company must compensate the seller for the difference in additional shares of common stock.


                                      F 12

                        HEARTLAND, INC. AND SUBSIDIARIES
                     (Formerly International Wireless, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004


NOTE C - ACQUISITIONS (CONTINUED)

          The allocation of the purchase price for these acquisitions was as follows:

                                                 Mound            Monarch            Evans           Karkela
                                              -----------       ----------       -----------       ----------
          Cash payment                                          $  100,000       $     5,000       $  100,000
          Promissory notes                                      $1,900,000                         $1,400,000
          Common stock shares                   1,256,000          667,000           600,000          500,000
          Value per share                     $      0.01       $     0.47       $      0.47       $     0.47
                                              -----------       ----------       -----------       ----------
          Total Common Stock                       12,560          313,490           282,000          235,000
                                              -----------       ----------       -----------       ----------
          Total Purchase Price                $    12,560       $2,313,490       $   287,000       $1,735,000
                                              ===========       ==========       ===========       ==========

          Fair value of net assets acquired:

          Cash                                $     4,923       $  150,996       $   114,016       $  193,421
          Loan receivable                                          202,965            78,157
          Accounts receivable                   1,123,202                            637,060        1,446,951
          Costs in excess of billings                                                                 144,437
          Inventory                               619,192        3,843,570           579,762           65,994
          Property, plant and equipment           982,502          160,834           460,586           35,944
          Other assets                              1,000                             39,446
          Liabilities assumed                  (3,304,315)      (2,556,762)       (1,622,027)      (1,247,417)
          Goodwill                                586,056          511,887                          1,095,670
                                              -----------       ----------        ----------       ----------

                                              $    12,560       $2,313,490       $   287,000       $1,735,000
                                              ===========       ==========       ===========       ==========

NOTE D - INVENTORY

          Inventory consists of the following at December 31,

                                                        2004             2003
                                                    ----------         --------
          Raw material                              $  959,692         $505,652
          Work in process - manufacturing              125,658          113,540
          Work in process - home construction        1,108,892
          Land held for development                  2,734,677
          Finished goods                                 3,710
                                                    ----------         --------
                                                    $4,932,629         $619,192
                                                    ==========         ========

                                      F 13

                        HEARTLAND, INC. AND SUBSIDIARIES
                     (Formerly International Wireless, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004


NOTE E - PROPERTY, PLANT, AND EQUIPMENT

          Property,  plant, and equipment  consists of the following at December
          31,

                                                                           Years of
                                                                           Average
                                                  2004          2003      Useful Life
                                            ----------     ---------      -----------

           Land                             $  317,400     $  73,400
           Leasehold improvements               44,724        33,134          5
           Buildings                           762,600       762,600         30
           Furniture and fixtures              194,074       120,388         10
           Machinery and equipment             950,587       397,580      10-15
           Automotive equipment                331,061       105,618          7
                                            ----------    ----------
                                             2,600,446     1,492,720
           Less: accumulated depreciation      723,761       510,218
                                            ----------    ----------
                                            $1,876,685    $  982,502
                                            ==========    ==========

NOTE F - BANK LINES OF CREDIT

          A Company subsidiary has a $2,000,000 revolving line of credit with a bank through July 2005 of which $1,189,011 is available at December 31, 2004. The line bears interest at 1.85% plus the London InterBank Offered Rate ("LIBOR"). At December 31, 2004, the LIBOR was 3.10%. The line is limited to 80% of eligible accounts receivable plus 50% of eligible inventory. The line is collateralized by substantially all of the subsidiary's assets and a $1,500,000 life insurance policy on the life of a stockholder. At December 31, 2004, the Company had an outstanding balance due of $810,989 on this line.

NOTE G - NOTES PAYABLE - LAND PURCHASES

          The Monarch Homes, Inc. subsidiary acquires improved building lots for future home construction. The purchases are financed through a financial institution - Contractors Capital Corporation. At December 31, 2004, the Company's outstanding indebtedness aggregated $1,965,698. The loans are secured by the land. See Note D - Inventory
          - land held for development. The notes bear interest at a rate of 2.5% to 3.0% and are repayable at the time the constructed homes are sold.


NOTE G - CONVERTIBLE PROMISSORY NOTE PAYABLE

          The Company, between August and December 31, 2004, issued $1,026,550 in convertible promissory notes to various individuals and organizations. The notes are unsecured, due within 1 year from date of issue, and bear interest at the rate of 10%. The notes can be converted into common stock of the Company. Of the $1,026,550 outstanding, $695,550 are convertible at $1.00 per share and $331,000 are convertible at $.50 per share.


                                       F 14

                        HEARTLAND, INC. AND SUBSIDIARIES
                     (Formerly International Wireless, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004


NOTE H - NOTES PAYABLE

          Notes payable consist of the following at December 31:
                                                                               2004       2003
                                                                            ---------   ---------
          Notes  payable  to bank due  December  2009,  payable  in 59 monthly  principal  installments  of $775 plus  interest  at
          prime   (5.25%  at   December   31,   2004).   The  note  is
          collateralized  by  substantially  all of  the  subsidiary's assets and a $1,500,000  life insurance  policy on a Company
          stockholder.                                                      $ 46,507

          Notes  payable to banks due  February  2010 and March  2010,
          payable  in  72  monthly   installments  of  $734  and  $284
          including  interest  at 6.18% and 6.27%,  respectively.  The
          notes are collateralized by transportation equipment.               54,645

          Mortgage  notes  payable  to a bank due  March  2017 and May
          2017,  payable  in 180  monthly  installments  of $2,260 and
          $2,739 including interest at 7.50% and 7.25%,  respectively.
          The notes are collateralized by buildings.                         485,294    $508,700

          Note payable to a bank due April 2006, payable in 60 monthly installments  of $512  bearing  no  interest.  The  note was
          collateralized   by   transportation   equipment   and   was
          paid-in-full in 2004.                                                           16,386
                                                                            --------    --------
                                                                             586,446     525,086
          Less: current portion                                               45,133      29,450
                                                                            --------    --------

          Long-term portion                                                 $541,313    $495,636
                                                                            ========    ========

          Minimum future principal payments on notes over the next five years and in the aggregate are as follows:

                        Year                         Amount
                        ----                         ------
                        2005                       $ 45,133
                        2006                         46,084
                        2007                         47,765
                        2008                         52,643
                        2009                         54,738
                     Thereafter                     340,083
                                                   --------

                        Total                      $586,446

NOTE I - NOTE PAYABLE TO AN INDIVIDUAL

          In June 2004, an individual contributed four parcels of land to the Company in exchange for 200,000 shares of the Company's common stock and the assumption of a note in the amount of $150,000. The note is non-interest bearing and has no specific repayment date.

                                      F 15

                        HEARTLAND, INC. AND SUBSIDIARIES
                     (Formerly International Wireless, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004


NOTE J - CAPITAL LEASE OBLIGATION

          A subsidiary of the Company entered into a sale/leaseback arrangement with a bank in November 2004 for all of its property and equipment. The arrangement was for 36 monthly payments of $11,141 each including interest at an effective rate of 5.5% with a final payment of $40,500 due November 2007.

                                                                          2004
                                                                       --------
          Total minimum lease payments                                 $419,294
          Less: amount representing interest                             34,771
                                                                       --------
          Net minimum lease payments                                    384,523
          Less: current maturities                                      115,423
                                                                       --------

          Long-term portion                                            $269,100
                                                                       ========

          Minimum future lease payments as of December 31, 2004 were as follows:

                           Year                         Amount
                           ----                         ------
                           2005                       $133,692
                           2006                        133,692
                           2007                        151,910
                                                      --------

                          Total                       $419,294
                                                      ========

NOTE K - RELATED PARTY TRANSACTIONS

          Advances to Related Party
          -------------------------

          Evans Columbus, LLC, acquired by the Company in December 2004, advanced the former owner a net amount of $78,157 to cover operating costs of the manufacturing facility owned by the former stockholders and currently leased to Evans Columbus, LLC.

          Monarch Homes, Inc. acquired by the Company, in December 2004 has made a loan to a joint venture partnership in the amount of $202,965 in which Monarch's former owner has a one third interest. The joint venture was created to construct a restaurant.

          Obligations to Related Parties
          ------------------------------

          In connection with the acquisition of Mound Technologies, Inc. in December 2003, the Company assumed a loan of $470,907 payable to the former stockholder who currently is a significant stockholder of the Company.

          In connection with the acquisition of Karkela Construction, Inc., the former principal stockholder of Karkela declared a $200,000 dividend prior to the effective date of the acquisition, payable in January 2005.

                                       F 16

                        HEARTLAND, INC. AND SUBSIDIARIES
                     (Formerly International Wireless, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004


NOTE L -  STOCKHOLDERS' EQUITY (DEFICIT)

          PRE-STOCK SPLIT AND REVERSE MERGER (See Consolidated Statement of Stockholders' Equity [Deficit])

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

          In August 2003, the Board of Directors issued 30,000,000 shares to First Union Venture Group, LLC as consideration for their performance of duties related to finalizing the Company's affairs.

          Reverse Merger
          --------------

          On December 1, 2003, the Company reverse merged with PMF Wireless, Inc., effected a 30 for 1 reverse split, readjusted the par value of its common stock and simultaneously changed its name to International Wireless, Inc. See Note A to the Financial Statements - Reverse Merger. In connection with the reverse merger, 9,938,466 shares of the Company's common stock were issued for $71,000 in cash and the assumption of liabilities.

          On December 10, 2003, the Company issued $1,256,000 shares of its common stock, at a value of $0.01 per share, to acquire Mound Technologies, Inc.

          During the year 2004, the Company realized that the number of shares issued in connection with the reverse merger had to be adjusted. Accordingly, in 2004, 703,082 shares were issued to adjust the issuance of the reverse merger shares.

                                       F 17

                        HEARTLAND, INC. AND SUBSIDIARIES
                     (Formerly International Wireless, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004


NOTE L -  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

          PRE-STOCK SPLIT AND REVERSE MERGER (CONTINUED)
          (See Consolidated Statement of Stockholders' Equity)

          Reverse Merger (Continued)
          --------------------------

          During the year 2004, the Company issued 1,105,730 shares of its common stock to individuals for services rendered. The shares were valued at $0.05 per share. Accordingly, stock based compensation in the amount of $55,287 was recorded.

          The Company settled an outstanding law suit by issuing 170,000 shares of its common stock valued at $0.05 per share. Accordingly, stock based compensation of $8,500 was recorded.

          During the year at various dates, the Company issued 1,204,396 shares of its common stock for cash. The shares were issued at various prices ranging from $0.16 per share to $1.00 per share. The total consideration received aggregated $345,000.

          During 2004, the Company acquired three parcels of land having an appraised value of approximately $600,000 for the issuance of 200,000 shares of its common stock and the assumption of debt aggregating $150,000. The shares were valued at $0.47 per share.

          In December 2004, the Company completed three acquisitions. Part of the acquisition cost was the issuance of 1,767,000 shares of its common stock valued at $0.47 per share or a consideration of $830,490.

          The Company settled an outstanding indebtedness of $15,000 by issuing 16,835 shares of its common stock valued at $0.89 per share.

          In connection with the convertible  promissory  notes, the Company has
          reserved   1,357,000   shares  of  its  common  stock  for   potential
          conversions.

NOTE M - INCOME TAXES

          The Company has not elected as at December 31, 2004, to file a consolidated Federal income tax return. Accordingly, the only carry forward loses available to the Company are losses incurred in the parent corporation, Heartland, Inc., aggregating approximately $450,000 to offset future tax liabilities of the parent corporation. This net operating loss expires in 2019.

          Temporary  differences which give rise to deferred taxes are summarized as follows for the year ended December 31, 2003:
          Timing difference relating to the payment of taxes due to
          differences  in  tax  and  financial  reporting  fiscal  year  ends           $408,003
          Net operating loss and other carry forwards                                    135,000
          Valuation allowance                                                           (135,000)
                                                                                        --------
          Net deferred tax                                                              $408,003
                                                                                        ========

                                       F 18

                        HEARTLAND, INC. AND SUBSIDIARIES
                     (Formerly International Wireless, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004


NOTE M - INCOME TAXES (CONTINUED)

          The parent company has recorded a full valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized since the generation of future taxable income is not assured beyond a reasonable doubt.

          There is no difference between the effective income tax rates for deferred income taxes from the statutory Federal income tax rate.

NOTE N - LITIGATION

          In February, 2003, a judgment in the amount of $28,750 was entered against the Company for unpaid rent on behalf of Graham Paxton, the former President and CEO of the Company as part of his employee benefit plan.

          In March, 2003, a judgment in the amount of $99,089, including $50,000 security deposit replenishment, was entered against the Company for breach of contract for non-payment of rent on the Company's former office facility in Woburn, Massachusetts. The Company is contingently liable for the balance of the lease in the total amount of $428,000 through the lease expiration date of July 31, 2005.

NOTE O - OPERATING SEGMENTS

          The Company presently organizes its business units into three reportable segments: steel fabrication, manufacturing and construction, and property management. The steel fabrication segment focuses on the fabrication of metal products. The manufacturing segment manufactures steel drums and also manufactures products for the heavy machinery industry. The construction and property management segment builds custom residential homes in the State of Minnesota and functions as a general contractor in the greater St. Paul and Minneapolis, Minnesota area. It also owns and manages industrial property in Ohio.

          The segments' accounting policies are the same as those described in the Summary of Significant Accounting Policies. The Company's reportable business segments are strategic business units that offer different products and services. Each segment is managed separately because they require different technologies and market to different classes of customers.


                                                                       Reportable Segments
                                             ------------------------------------------------------------------
                                                                                      Construction
           Year ended December 31, 2004:       Parent      Steel                      and Property
                                              Company    Fabrication   Manufacturing   Management       Total
                                             ---------   -----------   -------------  ------------- -----------
          REVENUES (there are no
             inter-segment revenues)                      $7,386,678     $7,924,178    $34,685,827  $49,996,683
          NET INCOME (LOSS)                  $(476,129)      112,448       (118,098)       811,568      329,789
          Total Assets                         380,594     2,646,848      2,011,062      8,656,980   13,695,484
          OTHER SIGNIFICANT ITEMS
             Depreciation expense                             21,729        115,181        102,622      239,532
             Interest expense                   18,886         5,256         59,155         82,421      165,718
             Expenditures for assets                          56,776        405,000         34,091      495,867


                                      F 19

                        HEARTLAND, INC. AND SUBSIDIARIES
                     (Formerly International Wireless, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004

NOTE O - OPERATING SEGMENTS (CONTINUED)

                                                                      Reportable Segments
                                               -------------------------------------------------------------
                                                                                   Construction
          Year ended December 31, 2003:         Steel                             and Property
                                               Fabrication    Manufacturing         Management         Total
                                               -----------    -------------       -------------    ----------
          REVENUES (there are no
             inter-segment revenues)           $4,428,836                                          $4,428,836
          NET INCOME (LOSS)                    (1,510,450)                                         (1,510,450)
             Total assets                       3,316,875                                           3,316,875
          OTHER SIGNIFICANT ITEMS
             Depreciation expense                  64,400                                              64,400
             Interest expense                     351,801                                             351,801
             Expenditures for assets                                                   349,000        349,000

NOTE P - COMMITMENTS AND CONTINGENCIES

          As indicated in Note C - Acquisitions, the Company is liable for interest and promissory notes if not paid by the due dates and additional shares of stock if the common stock of the Company is not trading at a minimum of $4 and $5 per share in December 2005.

          In June of 2004, an individual, in an exchange for 200,000 shares of the Company's stock and the assumption of a note for $150,000, transferred four parcels of land to the Company with an appraised value of $600,000. One of the parcels was given as collateral to the Internal Revenue Service for unpaid payroll taxes relating to the Mound Technologies acquisition in 2003.

          A subsidiary of the Company leases its manufacturing facility from a related party. The lease calls for monthly lease payments of $20,000 and expires on September 30, 2007. Renewal options are for four terms of five years each. The subsidiary has guaranteed the related party's obligation under its mortgage obligation on the facility. Management believes that the value of the premises pledged as collateral for the guaranteed obligation are in excess of any future amount of the payments that may be required pursuant to the terms of the guarantee. Minimum future lease payments under the lease are as follows:

                     For the
                   Years Ending
                   December 31,                   Amount
                   ------------                   ------

                      2005                      $ 240,000
                      2006                        240,000
                      2007                        180,000
                                                ---------

                      Total                     $ 660,000
                                                =========

          Three of the facilities are rented on a month to month basis from stockholders of the Company. Rent expense amounted to $522,782 for the year ended December 31, 2004.


                                       F 20

                        HEARTLAND, INC. AND SUBSIDIARIES
                     (Formerly International Wireless, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004


NOTE Q - SUBSEQUENT EVENTS

          During the period January 1, 2005 to the date of this report, the Company has issued an additional $518,000 of convertible promissory notes convertible with common stock at $1.00 per share. Accordingly, an additional 518,000 shares of common stock has been reserved for future conversions.

          The Company is obligated under the terms of a lease dated February 25, 2005 with the Receivership of Mound Properties, LP in Springboro, Ohio owned by a related party on behalf of Mound for a month to month term beginning January 2005 at a monthly rent of $16,250. Each party has the right to terminate this lease with 30 days notice. Under the terms of the lease, the Company is responsible for utilities, personal property taxes, and repairs and maintenance.

          The Company is also obligated under the terms of a five year lease terminating December 31, 2009 in Plymouth, Minnesota for annual rents of $26,624, $27,648, $28,160 and $28,672, respectively. Under the terms of the lease the Company is responsible for a pro rata share of real estate taxes and operating expenses as additional rental.


                                       F 21

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     All decisions to change accountants were approved by our Board of Directors.

     There have been no disagreements between the Company and Meyler & Company, LLC ("MC") in connection with any services provided to us by each of them for the periods of their engagement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

     No accountant's report on the financial statements for the past two years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except such reports did contain a going concern qualification; such financial statements did not contain any adjustments for uncertainties stated therein. In addition, MC did not advise the Company with regard to any of the following:

1. That internal controls necessary to develop reliable financial statements did not exist; or

2. That information has come to their attention, which made them unwilling to rely on management's representations, or unwilling to be associated with the financial statements prepared by management; or

3. That the scope of the audit should be expanded significantly, or information has come to the accountant's attention that the accountant has concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent audited financial statements, and the issue was not resolved to the accountant's satisfaction prior to its resignation or dismissal.

     During the most recent two fiscal years and during any subsequent interim periods preceding the date of each engagement, we have not consulted MC regarding any matter requiring disclosure under Regulation S-K, Item 304(a)(2).


Item 8A. Controls and Procedures
         -----------------------

     The Corporation maintains and is currently undertaking actions to improve disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses that are not being addressed in the actions currently being taken to improve our disclosure controls and procedures, particularly in areas such as contract, securities sales, expense and press release review and authorization, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective as of the end of the period covered by this report in that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the current fiscal year. There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.


Item 8B. Other Information
         -----------------

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The directors and officers of the Company and its subsidiaries, as of March 30, 2005, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

     The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of December 31, 2004. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

                                  With Company
               Name          Age     Since        Director/Position
         -----------------   ---     -----        -----------------

         Trent Sommerville    37    12/2003      Chief Executive Officer,
                                                 Chairman of the Board, Director

         Jerry Gruenbaum      49    12/2001      Secretary, General Counsel,
                                                 Director, and Chief Financial
                                                 Officer

         Kenneth B. Farris    45    01/2004      Director

         Jeff Brandeis        49    04/2004      President


THE OFFICERS AND DIRECTORS OF THE COMPANY ARE SET FORTH BELOW.

TRENT SOMMERVILLE was elected as Director, Chairman of the Board and appointed as Chief Executive Officer in December 1, 2003. Mr. Sommerville attended Perkingston College. Mr. Sommerville worked at Anjet where he obtained a NASD series 63 license. Following his experience there, Mr. Sommerville started IGE Capital where he has been actively involved in many venture capital opportunities including FYBX Corporation, Cyber Operations, Way Cool 3D, and PMI Wireless.

JERRY GRUENBAUM, ESQ., is the Corporate Secretary, General Counsel, Chief Financial Officer and member of the Board of Directors. He was appointed as Corporate Secretary and General Counsel in December 2001 and was elected to the board on November 12, 2003. He has been admitted to practice law since 1979 and is a licensed attorney in various states including the State of Connecticut where he maintains his practice as a member of SEC Attorneys, LLC, specializing in Securities Law, Mergers and Acquisitions, Corporate Law, Tax Law, International Law and Franchise Law. He is the CEO of a licensed brokerage firm in New York City where he maintains a Series 7, 24, 27 and 63 licenses. He is a former President and Chairman of the Board of Directors of a multinational publicly-traded company with operations in Hong Kong and the Netherlands. He worked for the tax departments for Peat Marwick Mitchell & Co. (now KPMG Peat Marwick LLP) and Arthur Anderson & Co.(now Arthur Anderson LLP). He has served as Compliance Director for CIGNA Securities, a division of CIGNA Insurance. He has lectured and taught at various Universities throughout the United States in the areas of Industrial and financial Accounting, taxation, business law, and investments. Attorney Gruenbaum graduated with a B.S. degree from Brooklyn College - C.U.N.Y. Brooklyn, New York; has a M.S. degree in Accounting from Northeastern University Graduate School of Professional Accounting, Boston, Massachusetts; has a J.D. degree from Western New England College School of Law, Springfield, Massachusetts; and an LL.M. in Tax Law from the University of Miami School of Law, Coral Gables, Florida.

DR. KENNETH B. FARRIS was appointed a director of the Company on January 8, 2004. Dr. Farris, a resident of New Orleans, Louisiana is a graduate of Tulane University's School of Medicine where he received his MD and MPH degrees in1975. He is a graduate of Carnegie-Mellon University where he received his BS degree in 1971. Dr. Farris is board certified in Pathology. He has been teaching at Tulane University School of Medicine since 1975 where he has received numerous awards for outstanding teaching. Since 1991 he has held the position of Clinical Associate Professor, Department of Pathology and Clinical Associate Professor Department of Pediatrics. In addition, Dr Ferris holds the position of Director of Pathology at West Jefferson Medical Center in Marrero, Louisiana, and Medical Director, Laboratory at Pendleton Memorial Methodist Hospital. Dr. Farris is a member of various medical societies and has published extensively. Among his many accomplishments in his field, as of 1982 he holds the position of Laboratory Accreditation Program Inspector for the College of American Pathologists. He is a founding member and past President of the Greater New Orleans Pathology Society. He is currently a Delegate to the House of Delegates to the American Medical Association. He has held various positions including past President, Speaker to the House of Delegates, member of the Board of Governors and a current Delegate to the House of Delegates to the Louisiana State Medical Society. He has held the position of President, Vice President, Secretary and Treasurer for the Tulane Medical Alumni Association. He is a former Drug Control Crew Chief to the United States Olympic Committee.

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

     Our bylaws currently provide for a board of directors comprised of such number as is determined by the Board.

     On June, 17, 2004 Mr. Craig A. Pietruszewski, who had served as our CFO from April 20, 2004 resigned and Mr. Gruenbaum assumed the CFO position.

Family Relationships
--------------------

     None.

Board Committees
----------------

     We currently have no compensation committee, audit committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in all discussions concerning the company.

Legal Proceedings
-----------------

     No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of
Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that for the fiscal year ended December 31, 2004 all required forms have been filed as of the date of filing of this Form 10K-SB.


ITEM 10. EXECUTIVE COMPENSATION

     See  "Executive  Officers of the  Registrant"  in Part I of this report for
information   regarding  the  executive  officers  of  the  company,   which  is
incorporated by reference in this section.

     The following table sets forth compensation paid to the most highly compensated executive officers for the fiscal years ended December 31, 2003 and 2004.

---------------------------  ------      ---------     ---------    ----------   ----------  ---------
 Name/ Position               Year         Salary        Bonus        Stock       Other       Total
---------------------------  ------      ---------     ---------    ----------   ----------   --------
Trent Sommerville             2004       $ 164,976     $       0    $        0   $        0   $164,976
Chairman and CEO              2003       $       0     $       0    $        0   $        0   $      0

Jerry Gruenbaum               2004       $ 109,500     $       0    $   25,000   $        0   $134,500
Secretary, General Counsel,   2003       $       0     $       0    $        0   $        0   $      0
and Chief Financial Officer

Jeff Brandeis                 2004       $             $       0    $        0   $        0   $      0
President 1
---------------------------  ------      ---------     ---------    ----------   ----------   --------

1) Jeff Brandeis was appointed President of the Company in April 2004.

Compensation Agreements
-----------------------

     The Company has no employment agreement with employees and officers of the company as of this date.

     No other annual compensation, including a bonus or other form of compensation; and no long-term compensation, including restricted stock awards, securities underlying options, LTIP payouts, or other form of compensation, were paid to these individuals during this period.

Board Compensation
------------------

     Members of our Board of Directors do not receive cash compensation for their services as Directors, although some Directors are reimbursed for reasonable expenses incurred in attending Board or committee meetings. During the year ended December 31, 2004, all corporate actions were conducted by unanimous written consent of the Board of Directors.

Stock Option Plan
-----------------

     The Company has no Stock Option Plan as of this date.

Warrants
--------

     The Company has no Warrants outstanding as of this date.

Indemnification
---------------

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 25, 2005, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

     The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

Security Ownership of Beneficial Owners (1):
---------------------------------------

Title of Class             Name                            Shares        Percent
--------------     -----------------------------         -------------   -------

Common Stock       The Good One Inc.                     1,700,000 (2)    8.61%
                   Lavonne Adams                         1,155,000        5.85%
                   John Zavoral                          1,000,000        5.01%
                   First Union Venture Group, LLC        1,500,000 (3)    5.60%

Security Ownership of Management:
---------------------------------

Title of Class             Name                            Shares        Percent
--------------     ------------------------------        -------------   -------

Common Stock       Trent Sommerville                     4,500,100       22.79%
                   Jerry Gruenbaum                       1,000,000 (4)    5.01%
                   Jeffrey Brandeis                        360,000        1.82%
                   Kenneth B. Farris                        50,000        0.25%
                   Thomas Miller                         1,200,000        6.08%
                                                         -------------   ------
All Directors and Executive Officers
                                  as a group (5 persons) 7,110,100       36.01%
                                                         =============   ======

(1) These tables are based upon 19,744,801 shares outstanding as of March 30, 2005 and information derived from our stock records. Unless otherwise indicated in the footnotes to these tables and subject to community property laws where applicable, we believes unless otherwise noted that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

(2) The Good One, Inc. owns 1,500,000 directly and 200,000 indirectly through its sole shareholder June Stevens.

(3) First Union Venture Group, LLC is owned one half by Atty. Jerry Gruenbaum, Secretary, General Counsel and Director of the Company and one half by another individual who is not related to Atty. Gruenbaum or under his control. In addition Jerry Gruenbaum owns 500,000 shares in his own name.

(4) Atty. Jerry Gruenbaum holds 500,000 shares as a result of a 50% interest in First Union Venture Group, LLC. And 500,000 directly in his own name.


Changes in Control
------------------

     None

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. We have not and do not intend in the future to formulate a policy for the resolution of such conflicts.

     At the current time, there are no related party transactions.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          1. Financial statements; see index to financial statement and schedules under Item 7 herein.

          2. Financial statement schedules; see index to financial statements and schedules under Item 7 herein.

     (b)  Exhibits:

Exhibit Number      Document Description
--------------      --------------------

     3.1 Certificate of Incorporation of Origin Investment Group, Inc. as filed with the Maryland Secretary of State on April 6, 1999, incorporated by reference to the Company's Registration Statement on Form 10-KSB filed with the Securities and Exchange Commission on August 16, 1999.

     3.2 Amended Certificate of Incorporation of International Wireless, Inc. as filed with the Maryland Secretary of State on June 12, 2003, incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2003.

     3.3 Amended Certificate of Incorporation of International Wireless, Inc. to change name to Heartland, Inc. as filed with the Maryland Secretary of State on June 12, 2003, incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2004.

     3.4 Bylaws of Origin Investment Group, Inc., incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 16, 1999.

    10.1 Acquisition Agreement between Evans Columbus, LLS ("Evans") and Heartland to acquire Evans dated December 30, 2004, incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005.

    10.2            Acquisition  Agreement  between Karkela  Construction,  Inc.
                    ("Karkela") and Heartland to acquire Karkela dated December 31, 2004, incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2005.

    10.3 Acquisition Agreement between Monarch Homes, Inc.("Monarch") and Heartland to acquire Monarch dated December 30, 2004, incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005.

    31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act.

    31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act.

    32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

    32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

     (c) Reports on Form 8-K:

                    The Company filed a Form 8-K on January 8, 2004 relating to the addition of Dr. Kenneth Farris to the Board of Directors of Heartland, Inc.

                    The Company filed a Form 8-K on April 23, 2004 relating to the cancellation of the Acquisition Agreement entered into on December 11, 2003, to acquire one hundred percent of Precision Metal Industries, Inc. a Florida corporation.

                    The Company filed a Form 8-K on April 27, 2004 relating to the appointment of Jeffrey Brandeis as president of the Company and Craig Pietruszewski as the Chief Financial Officer of the Company.

                    The Company filed a Form 8-K/A on June 1, 2004 relating to the audited financial from Form 8K submitted on or about December 11, 2003 the describing an Acquisition Agreement that the Registrant entered on December 10, 2003 to acquire one hundred percent of Mound Technologies, Inc. a Nevada corporation.

                    The Company  filed a Form 8-K on June 15,  2004  relating to
                    changing  the  name  of  the  Company   from   International
                    Wireless, Inc. to Heartland, Inc.

                    The Company filed a Form 8-K on June 17, 2004 relating to an Agreement to acquire four commercial parcels of real estate. Also, Craig Pietruszewski resigned as the Registrant's CFO and Jerry Gruenbaum, the Company's Secretary and General Counsel was appointed CFO in the interim.

                    The Company filed a Form 8-K on November 24, 2004 relating to an Acquisition Agreement to purchase Ohio Mulch Supply, Inc. of 2140 Advanced Avenue, Columbus, Ohio, a Ohio corporation.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2004 and December 31, 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

     (i)  Audit Fees

          ---------------------------- ------------------ ----------------------
                    Firm                Fiscal Year 2003     Fiscal Year 2004
          ---------------------------- ------------------ ----------------------
             Meyler & Company, LLC        $ 50,000.00         $ 100,000.00 (1)
          ---------------------------- ------------------ ----------------------


     (ii) Audit Related Fees

          None

     (iii) Tax Fees

          None

     (iv) All Other Fees

          None

TOTAL FEES

          ---------------------------- ------------------ ----------------------
                    Firm                Fiscal Year 2003     Fiscal Year 2004
          ---------------------------- ------------------ ----------------------
             Meyler & Company, LLC        $ 50,000.00         $ 100,000.00 (1)
          ---------------------------- ------------------ ----------------------

(1) Based on latest information available on March 30, 2005, the date this report was filed. Final numbers may end up higher.

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED   FEES. Consists of fees billed for assurance and related services that are reasonably  related to the  performance of the audit or review  of our  consolidated  financial  statements  and are not
                reported  under  "Audit  Fees."  There  were  no   Audit-Related
                services provided in fiscal 2004 or 2003.

TAX FEES.       Consists  of fees  billed  for  professional  services  for  tax compliance, tax advice and tax planning.

ALL OTHER FEES. Consists  of  fees  for  products and  services other  than  the services reported above.


POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

     The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, and tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

     In accordnance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                                           HEARTLAND INC.
                                                     ---------------------------
                                                            (Registrant)

Date: 03/30/05                                    By:  /s/ TRENT SOMMERVILLE
                                                     ---------------------------
                                                     Trent Sommerville
                                                     Chief Executive Officer and
                                                     Chairman of the Board

Date: 03/30/05                                    By:  /s/ JEFFREY BRANDEIS
                                                     ---------------------------
                                                     Jeffrey Brandeis
                                                     President

Date: 03/30/05                                    By:  /s/ JERRY GRUENBAUM
                                                     ---------------------------
                                                     Jerry Gruenbaum, Esq.
                                                     Secretary, Chief Financial
                                                     Officer,General Counsel and
                                                     Director

Date: 03/30/05                                    By:  /s/ Dr. KENNETH B. FARRIS
                                                     ---------------------------
                                                     Dr. Kenneth B. Farris
                                                     Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

---------------------       -----------------       ------------   -------------
     SIGNATURE                    NAME                 TITLE            DATE
---------------------       -----------------       ------------   -------------

/s/Trent Sommerville        Trent Sommerville       CEO & Chairman    03-30-2005
---------------------                                of the Board

/s/Jeffrey Brandeis         Jeffrey Brandeis          President       03-30-2005
---------------------

/s/Jerry Gruenbaum          Jerry Gruenbaum         CFO, Secretary    03-30-2005
---------------------                                 & Director

/s/ Kenneth B. Farris       Kenneth B. Farris         Director        03-30-2005
---------------------       -----------------       ------------   -------------