Form 10QSB
period 2005-03-31
HEARTLAND, INC.
filed 2005-05-16
CIK 1084415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT

UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2005

HEARTLAND, INC.

(Exact name of small business registrant as specified in its charter)

Maryland --------------------------------	000-27045 --------------------------------	36-4286069 ----------------------------------------------
(State or other jurisdiction of incorporation or organization))	(Commission File Number)	(I.R.S. Employer Identification Number)

3300 Fernbrook Lane North, Suite 180

Plymouth, MN 55447

(Address of principal executive offices) (Zip Code)

763.557.2900

(Registrant’s telephone no., including area code)

---------------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Number of shares of the registrant’s common stock outstanding as of May 16, 2005 was: 20,227,301

Traditional Small Business Disclosure Format: Yes ☐	No ☒

HEARTLAND, INC.

FORM 10-QSB

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND, INC.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

ASSETS

	March 31	December 31
	2005	2004

CURRENT ASSETS
Cash	$583,335	$578,354
Marketable Securities
Accounts receivable, net of allowance for doubtful accounts of $454,746 and $684,829 respectively	4,138,182	3,450,970
Costs in excess of billings on incomplete contracts	637,071	258,161
Inventory	4,944,391	4,932,629
Prepaid expenses and other	179,005	110,163

Total Current Assets	10,481,984	9,330,277

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $777,352 and $723,761, respectively	1,833,956	1,876,685

OTHER ASSETS
Advances to related party	266,122	281,122
Goodwill	2,193,613	2,193,613
Security deposits	13,387	13,787

Total Other Assets	2,473,122	2,488,522

Total Assets	$14,789,062	$13,695,484

See accompanying notes to consolidated financial statements.

HEARTLAND, INC.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

LIABILITIES AND SHAREHOLDERS EQUITY

	March 31,	December 31,
	2005	2004

CURRENT LIABILITIES
Bank lines of credit	$910,988	$810,989
Note payable – land purchase	1,806,372	1,965,698
Convertible promissory notes payable	1,593,800	1,026,550
Current portion of notes payable	45,133	45,133
Current portion of capitalized lease obligation	115,423	115,423
Accounts payable	3,408,404	2,864,312
Acquisition notes payable to related party	3,250,000	3,300,000
Obligations to related party	469,117	670,907
Accrued payroll taxes	776,038	693,630
Accrued expenses	548,610	477,868
Billings in excess of costs on uncompleted contracts	700,189	82,839
Customer deposits	36,451	21,063

Total Current Liabilities	13,660,525	12,074,412

LONG-TERM DEBT
Notes Payable, less current portion	527,618	541,313
Capitalized lease obligation, less current portion	240,835	269,100
Notes payable to an individual	150,000	150,000
Deferred income taxes	408,003	408,003

Total Long Term Liabilities	1,326,456	1,368,416

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock $0.001 par value, 5,000,000
shares authorized, none issued and outstanding
Common stock $0.001 par value, 100,000,000
shares authorized, issued and outstanding 19,744,801 and
18,244,801 shares at March 31, 2005 and December 31, 2004, respectively	19,744	18,244
Additional paid-in-capital	2,042,914	1,354,414
Accumulated deficit	(2,260,577)	(1,120,002)

Total Stockholders’ Equity (Deficit)	(197,919)	252,656

Total Liabilities and Stockholders’ Equity (Deficit)	$14,789,062	$13,695,484

See accompanying notes to consolidated financial statements.

HEARTLAND, INC.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004
		(Restated)
NET SALES	$8,238,422	$13,533,733

COSTS AND EXPENSES
Cost of goods sold	7,267,069	12,175,964
Selling, general and administrative expenses	1,300,815	828,424
Stock based compensation	690,000
Depreciation and amortization	53,991	45,576

Total Costs and Expenses	9,311,875	13,049,964

NET OPERATING INCOME (LOSS)	(1,073,453)	483,769

OTHER INCOME (EXPENSE)
Rental income	39,051	59,212
Other income	1,197	69
Interest expense	(104,382)	(30,918)
Loss on disposal of equipment

Total Other Income (Expense)	(64,134)	28,363

NET INCOME (LOSS) Before taxes	(1,137,587)	512,132

DEFERRED FEDERAL AND STATE INCOME TAX	1,225	36,385

INCOME (LOSS) PRIOR TO ADJUSTMENT FOR
PREACQUISITION EARNINGS	(1,138,812)	475,747
ELIMINATION OF PREACQUISITION EARNINGS (LOSS)		(217,231)

NET INCOME (LOSS)	(1,138,812)	258,516

NET INCOME (LOSS) PER COMMON SHARE
Basic	(0.06)	0.02
Diluted	(0.05)	0.02

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	19,424,801	13,077,758

FULLY DILUTED WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	21,425,551	13,077,758

See accompanying notes to consolidated financial statements.

HEARTLAND, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	March 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,138,812)	$258,516
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	690,000
Depreciation and amortization	53,591	27,918
(Increase) decrease in accounts receivable	(687,212)	46,099
(Increase) decrease in costs in excess of billings	(378,910)
(Increase) in inventory	(11,762)	(255,346)
(Increase) in prepaid and other	(68,842)
Increase in accounts payable	544,092	100,836
Increase (decrease) in accrued payroll taxes	82,408	(69,825)
Increase in accrued expenses	70,739	15,750
Increase (decrease) in billings in excess of cost	617,350	(152,349)
Increase in customer deposits	15,388

Net Cash Used in Operating Activities	(211,970)	(28,401)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(10,862)
Payment for acquisition goodwill
Proceeds from security deposits	400

Net Cash Used in Investing Activities	(10,462)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible promissory
notes payable	567,250
Proceeds from bank line of credit	99,999
Proceeds from advance to related party	15,000
Payments on notes payable	(173,021)	(20,293)
Payments on acquisition notes payable	(50,000)
Payments on capital lease	(28,265)
Payments of dividends	(1,760)
Payments on obligations to related party	(201,790)
Proceeds from additional capital investments		45,000

Net Cash Provided by Financing Activities	227,413	24,707

NET INCREASE IN CASH	4,981	(3,694)
CASH BEGINNING OF PERIOD	578,354	4,923

CASH END OF PERIOD	$583,335	$1,229

See accompanying notes to consolidated financial statements.

HEARTLAND, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Heartland, Inc. and Subsidiaries annual report on Form 10-KSB for the year ended December 31, 2004.

NOTE B – ACQUISITIONS

In December 2003, the Company acquired 100% of the issued and outstanding stock of Mound Technologies (“Mound”) for an aggregate purchase price of 1,256,000 shares of the Company’s common stock.

On December 27, 2004, the Company acquired 100% of Monarch Homes Inc. (“Monarch”). The acquisition price consisted of 1) $100,000 in cash, 2) a promissory note of $1,900,000 payable on or before February 15, 2005 which, if not paid by that date will include interest at 8% to payment date, and 3) 667,000 restricted shares of the Company’s common stock. Should the common stock of the Company not be trading at a minimum of $5 per share as of December 27, 2005, the Company must compensate the seller for the difference in additional shares of common stock.

On December 30, 2004, the Company acquired 100% of Evans Columbus, LLC (“Evans”). The acquisition price consisted of 1) $5,000 in cash, and 2) 600,000 restricted shares of the Company’s common stock. Should the common stock not be trading at a minimum of $5 per share as of December 30, 2005, the Company must compensate the seller for the difference in additional shares of common stock.

On December 31, 2004, the Company acquired 100% of Karkela Construction, Inc. (“Karkela”). The acquisition price consisted of 1) $100,000 in cash, 2) a promissory note payable of $50,000 due on or before January 31, 2005, 3) a promissory note of $1,350,000 payable on or before March 31, 2005 which if not paid by that date, will include interest from December 31, 2004 at 8% to payment date, and 4) 500,000 restricted shares of the Company’s common stock. Should the common stock of the Company not be trading at a minimum of $4 per share as of December 31, 2005, the company must compensate the seller for the difference in additional shares of common stock.

The allocation of the purchase price for these acquisitions was as follows:

	Mound	Monarch	Evans	Karkela

Cash payment		$100,000	$5,000	$100,000
Promissory note		1,900,000		1,400,000
Common stocks	1,256,000	667,000	600,000	500,000
Value per share	$0.01	$0.47	$0.47	$0.47

Total Common Stock	12,560	313,490	282,000	235,000

Total Purchase Price	$12,560	$2,313,490	$287,000	$1,735,000

Fair value of net assets acquired:

Cash	$4,923	$150,996	$114,016	$193,421
Loan receivable		202,965	78,157
Accounts receivable	1,123,202		637,060	1,446,951
Costs in excess of billings				144,437
Inventory	619,192	3,843,570	579,762	65,994
Property, plant & equip	982,502	160,834	460,586	35,944
Other assets	1,000		39,446
Liabilities assumed	(3,304,315)	(2,556,762)	(1,622,027)	(1,247,417)
Goodwill	586,056	511,887		1,095,670

	$12,560	$2,313,490	$287,000	$1,735,000

NOTE C - STOCKHOLDERS EQUITY

On January 15, 2005 the company approved the issuance of 1,500,000 shares of its common stock as compensation to an officer.

NOTE D - CONVERTIBLE PROMISSORY NOTES PAYABLE

In January, February, and March, the company entered into several convertible note payable agreements. The notes bear interest at the rate of 10% per year and are due and payable one year from the date executed at which time the notes, at the option of the note holder, can be converted into 573,200 shares of common stock of which 561,300 will converted at $1.00 per share and 11,900 will be converted at $0.50 per share.

NOTE E – LITIGATION

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

Mound Technologies, Inc., a wholly owned subsidiary of the Company, leases its manufacturing facility from Mound Properties, an organization owned by the President of Mound Technologies, Inc. The financial institution, which has a mortgage on the property, has obtained a judgment on the property and the owners of Mound Technologies, Inc. The Company is in the process of purchasing and refinancing the property.

Other than the matters above, there is no other past, pending or, to the Company's knowledge, threatened litigation or administrative action which has or is expected by the Company's management to have a material effect upon our Company's business, financial condition or operations, including any litigation or action involving our Company's officers, directors, or other key personnel.

NOTE E – LEASE OBLIGATIONS

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

NOTE G - SUBSEQUENT EVENTS

On April 29, 2005 the company approved the issuance of 300,000 shares of its common stock in consideration for services rendered to the company.

On April 29, 2005 the company approved the issuance of 182,500 shares of its common stock in connection with a private placement offering.

During the months of April and May, 2005, the company entered into several convertible note payable agreements for a total value of $44,726. The notes bear interest at 10% per year and are due one year from the date executed, at which time the notes, at the option of the note holder, can be converted into 44,726 restricted newly issued shares of common stock converted at $1.00 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OERATION.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

The interim financial statements have been prepared by Heartland, Inc. and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the most recent annual financial statements included in the Company's Form 10-KSB for the year ended December 31, 2004, have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the December 31, 2004 financial statements, the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results for the full fiscal year.

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

The Company was originally formed as a non-diversified closed-end management investment company, as those terms are used in the Investment Company Act of 1940 ("1940 Act"). The Company at that time elected to be regulated as a business development company under the 1940 Act. In December 7, 2001 the Company’s shareholders voted on withdrawing the Company from being regulated as a business development company and thereby no longer be subject to the 1940 Act.

Unless the context indicates otherwise, the terms “Company,” “Corporate”, “Heartland,” and “we” refer to Heartland, Inc. and its subsidiaries. Our executive offices are located at 3300 Fernbrook Lane Plymouth, MN 55447, telephone number (763) 557-2900. Our Internet address is www.heartlandholdingsinc.com for the corporate information. Additionally, the following divisions of the company currently maintain Internet addresses: 1)Evans Columbus, www.evanscolumbusllc.com, 2)Monarch Homes, www.monarchhomesmn.com, 3) Karkela www.karkela.com and 4) Mound Technologies www.moundtechnologies.com. The information contained on our web site(s) or connected to our web site is not incorporated by reference into this Annual Report on Form 10-KSB and should not be considered part of this report.

We classify our operations into four reportable segments: steel fabrication, construction and property management, manufacturing, and agriculture (currently idle but available for future use). A fifth segment called “other” consists of corporate functions. Sales of our segments accounted for the following approximate percentages of our consolidated sales for fiscal years 2004: Steel Fabrication, 14.78 percent; Construction and Property Management, 69.38 percent; Manufacturing 15.84 percent, Agriculture 0 percent and Other, 0 percent.

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

On December 27, 2004, the Company entered into an Acquisition Agreement to acquire one hundred percent (100%) of Monarch Homes, Inc. ("Monarch"), a Minnesota corporation with its corporate headquarters located in Ramsey, MN for five million dollars ($5,000,000). The acquisition price was made up of: 1) $100,000 at closing, 2) a promissory note of $1,900,000 payable on or before February 15, 2005 which, if not paid by that date, interest shall be due from then to actual payment at 8%, simple interest, compounded annually and 3) six hundred sixty-seven thousand (667,000) restricted newly issued shares of the Company’s common stock provided at closing. In the event the common stock of the Company not is trading at a minimum of $5.00 as of December 27, 2005, the Company is required to compensate the original Monarch shareholders for the difference in additional stock. As a result of this transaction, Monarch became a wholly owned subsidiary of the Company.

On December 30, 2004, the Company entered into an Acquisition Agreement to acquire one hundred percent (100%) of Evans Columbus, LLS ("Evans"), an Ohio corporation with its corporate headquarters located in Blacklick, OH for three million five thousand dollars ($3,005,000). The acquisition price was made up of: 1) $5,000 at closing, and 2) six hundred thousand (600,000) restricted newly issued shares of the Company’s common stock provided at closing. In the event the common stock of the Company is not trading at a minimum of $5.00 as of December 30, 2005, the Company is required to compensate the original Evans shareholders for the difference in additional stock. As a result of this transaction, Evans became a wholly owned subsidiary of the Company.

On December 31, 2004, the Company entered into an Acquisition Agreement to acquire one hundred percent (100%) of Karkela Construction, Inc. ("Karkela"), a Minnesota corporation with its corporate headquarters located in St. Louis Park, MN for three million dollars ($3,000,000). The acquisition price was made up of: 1) $100,000 at closing, 2) a short term promissory note payable of $50,000 on or before January 31, 2005, 3) a promissory note of $1,305,000 payable on or before March 31, 2005 which, if not paid by that date, interest is due from December 31, 2004 to actual payment at 8%, simple interest, compounded annually and 4) five hundred thousand (500,000) restricted newly issued shares of the Company’s common stock provided at closing. In the event the common stock of the Company is not trading at a minimum of $4.00 as of December 31, 2005, the Company is required to compensate the original Karkela shareholders for the difference in additional stock. As a result of this transaction, Karkela became a wholly owned subsidiary of the Company.

(C)	BUSINESS

The Company's mission is to become a leading diversified company with business interests in well established service organizations and capital goods manufacturing companies focusing in the areas of 1) Steel Fabrication, 2) Construction and Property Management (residential and commercial), 3) Agriculture(currently idle), and 4) Manufacturing. The Company plans to successfully grow its’ revenue by acquiring companies with historically profitable results, strong balance sheets, high profit margins, and solid management teams in place. By providing access to financial markets, expanded marketing opportunities and operating expense efficiencies, the Company expects to become the facilitator for future growth and higher long-term profits. In the process, the Company expects to develop new synergies among the acquired companies, which should allow for greater cost effectiveness and efficiencies, and thus further enhancing each individual company's strengths. To date, the Company has completed acquisitions in steel fabrication, residential and commercial construction facilities, and heavy machinery industries.

The Company is headquartered in Plymouth, MN and currently trades on the OTC Bulletin Board under the symbol HTLJ.OB. Including the senior management team, Heartland currently employs 101 people.

Currently, the Company operates four major subsidiaries in the following segments:

1)	Mound Technologies, Inc. of Springboro, OH acquired in December 2003 (Steel Fabrication).
2)	Evans Columbus, LLC of Columbus, OH acquired in December of 2004 (Manufacturing).
3)	Monarch Homes, Inc. of Ramsey, MN, acquired in December of 2004 (Construction and Property Management).
4)	Karkela Construction, Inc. of St. Louis Park, MN, acquired in December of 2004 (Construction and Property Management).

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

Steel Fabrication

Mound Technologies, Inc. (“Mound”) was incorporated in the state of Nevada in November of 2002, with its corporate offices located in Springboro, Ohio. This business includes a Steel Fabrication (“Steel Fabrication”), a Property Management Division (“Property Management”) and a wholly owned subsidiary, Freedom Products of Ohio ("Freedom").

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

This Division's customers are typically U.S. based companies that require large structural steel fabrication, with needs such as building additions, new non-residential construction, etc. Customers are typically located within a one-day drive from the Company's facilities. The Company is able to reach 70% of the U.S. population, yielding a significant potential customer base. Marketing of the Division’s products is done by advertising in industry directories, word-of-mouth from existing customers, and by the dedicated efforts of in-house sales staff monitoring business developments opportunities within the Company's region. Large clients typically work with the Company on a continual basis for all their fabricated metal needs.

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

Raw Materials

Mound’s business depends on continued access to reliable supplies of various raw materials. Mound believes there will be adequate sources of its principal raw materials to meet its near term needs, although probably at higher prices than in the past.

Unfair Trade Practices and Trade Remedies

Under international agreement and U.S. law, remedies are available to domestic industries where imports are “dumped” or “subsidized” and such imports cause material injury to a domestic industry. Dumping involves selling for export a product at a price lower than the same or similar product is sold in the home market of the exporter or where the export prices are lower than a value that typically must be at or above the full cost of production. Subsidies from governments (including, among other things, grants and loans at artificially low interest rates) under certain circumstances are similarly actionable. The remedy available is an antidumping duty order or suspension agreement where injurious dumping is found and a countervailing duty order or suspension agreement where injurious subsidization is found. When dumping or subsidies continue after the issuance of an order, a duty equal to the amount of dumping or subsidization is imposed on the importer of the product. Such orders and suspension agreements do not prevent the importation of product, but rather require either that the product be priced at an undumped level or without the benefit of subsidies or that the importer pay the difference between such undumped or unsubsidized price and the actual price to the U.S. government as a duty.

Section 201 Tariffs

On March 20, 2002, in response to an investigation initiated by the office of the President of the United States under Section 201 of the Trade Act of 1974, the President of the United States imposed a remedy to address the serious injury to the domestic steel industry that was found. The remedy was an additional tariff on specific products up to 30% (as low as 9%) in the first year and subject to reductions each year. The remedy provided was potentially for three years and a day, subject to an interim review after 18 months as to continued need. On December 4, 2003 by Proclamation 7741, the President of the United States terminated the import relief provided under this law pursuant to Section 204(b) (1) (A) of the Trade Act of 1974 on the basis that “the effectiveness of the action taken under Section 203 has been impaired by changed economic circumstances” based upon a report from the U.S. International Trade Commission and the advice from the Secretary of Commerce and the Secretary of Labor. Thus, no relief under this law was provided to domestic producers during 2004.

Environmental Matters

Mounds operations are subject to a broad range of laws and regulations relating to the protection of human health and the environment. Mound expects to expend in the future, substantial amounts to achieve or maintain ongoing compliance with U.S. federal, state, and local laws and regulations, including the Resource Conservation and Recovery Act (RCRA), the Clean Air Act, and the Clean Water Act. These environmental expenditures are not projected to have a material adverse effect on Mound’s financial position or on Mound’s competitive position with respect to other similarly situated U.S. steelmakers subject to the same environmental requirements.

Construction and Property Management

a)	Monarch Homes, Inc.

Monarch Homes, Inc., (“Monarch”) was acquired in December 2004, is a builder of custom residential homes in the state of Minnesota. Monarch is located in Ramsey, MN, and was acquired in December of 2004. Our domestic homebuilding operations currently involve the purchase and development of land or lots and the construction and sale of single-family homes, town homes and low-rise condominiums. Monarch was founded in 1995 and had annual sales of approximately $23 million during the current fiscal year. Over the course of the past ten years, Monarch has become one of the region's premier builders of quality homes in planned communities in the northern and northwestern suburbs of Minneapolis and St. Paul, Minnesota.  In fiscal 2004, Monarch sold 87 homes, including first-time, move-up and, in some markets, custom homes, ranging in price from approximately $160,000 to $600,000. The average sales price in fiscal 2004 was approximately $275,000.

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

It is the intent of the Company to expand this business unit into the construction of super energy efficient homes using new EPS technology that allows for custom construction, with greatly increased “R” ratings. An agreement is in process to have exclusive rights to this type of construction product in the area of Central America. The company believes that this will reduce the seasonality associated with the construction industry.

b)	Karkela Construction, Inc.

Karkela Construction, Inc. (“Karkela”) was acquired in December 2004 and located in St. Louis Park, MN. Karkela was acquired in December 2004 and is a general contractor in the greater St. Paul and Minneapolis, Minnesota area specializing in commercial, industrial, hospitality or multi-family space. More specifically, Karkela is a designer and builder of custom office buildings for medical, financial and other service type businesses. Karkela was originally founded in 1983 and incorporated in 1990. During fiscal year 2004 Karkela had revenues of approximately $11.8 million. It is the intent of Heartland to expand that territory to include those geographies where the company can benefit from its reputation.

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

Competition and Other Factors

The conventional construction industry is essentially a “local” business and is highly competitive. The top 10 builders, in the United States, in calendar year 2003 accounted for approximately 15.1% of the total for-sale attached and detached housing permits in the United States. Monarch and Karkela compete in each market with numerous other homebuilders and general construction companies, including national, regional and local builders. The industries top six competitors based on revenues for their most recent fiscal year-end are as follows: Beazer Homes USA, Inc., D. R. Horton, Inc., KB Homes, Lennar Corporation, Pulte Homes, Inc. and The Ryland Group, Inc. The main competitive factors affecting Monarch and Karkela operations are location, price, availability of mortgage financing for customers, construction costs, design and quality of homes, customer service, marketing expertise, availability of land, price of land and reputation. We believe that Monarch and Karkela competes effectively by building high quality units, maintaining geographic diversity, responding to the specific demands of each market and managing the operations at a local level.

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

Manufacturing

Evans Columbus, LLC, (“Evans”) acquired in December 2004, that manufactures 55-gallon steel drums at a production rate of approximately 3,000 drums per day. Evans Columbus, which was founded in1955, generated revenues of approximately $8 million in 2004. Manufacturing is carried out in a fully equipped 70,000 square foot facility located in Columbus, Ohio. This facility is able to do various coated products as well as standard painted drums. Prior to its acquisition by Heartland, Evans Columbus was a family owned and operated business.

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

Employees

As of March 31, 2005, we employed 101 employees. From time to time, we also retain consultants, independent contractors, and temporary and part-time workers.

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

Available Information

We are a reporting company under the Securities Exchange Act of 1934, as amended, and file reports, proxy statements, and other information with the Securities and Exchange Commission (SEC). Copies of these reports, proxy statements, and other information can be inspected and copied at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Because we make filings to the SEC electronically, you may also access this information from the SEC’s home page on the Internet at http://www.sec.gov.

The information contained on our web site(s) or connected to our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report. We have attached the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosures as Exhibits 31(a) and 31(b) to this report.

ITEM 3. CONTROLS AND PROCEDURES.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of our business, we and/or our subsidiaries are named as defendants in suits filed in various state and federal courts. We believe that none of the litigation matters in which we, or any of our subsidiaries, are involved would have a material adverse effect on our consolidated financial condition or operations.

On February 20, 2003 a judgment in the amount of $28,750 was entered against the Company for unpaid rent on behalf of Graham Paxton, the former President and CEO of International Wireless, Inc. as part of his employee benefit plan. To date the judgment has not been paid.

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

Mound Technologies, Inc., a wholly owned subsidiary of the Company, leases its manufacturing facility from Mound Properties, an organization owned by the President of Mound Technologies, Inc. The financial institution, which has a mortgage on the property, has obtained a judgment on the property and the owners of Mound Technologies, Inc. The Company is in the process of purchasing and refinancing the property.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

CONVERTIBLE PROMISSORY NOTES PAYABLE

During the Quarter ending March 31, 2005, the Company entered into several convertible note payable agreements. The notes bear interest at the rate of 10% per year and are due and payable one year from the date executed at which time the notes, at the option of the note holder, can be converted into 573,200 shares of common stock of which 561,300 will be converted at $1.00 per share and 11,900 will be converted at $0.50 per share.

STOCK

On January 10, 2005 the company approved the issuance of 1,500,000 shares of its common stock as compensation to an officer.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

The Company is obligated under the terms of a lease dated February 25, 2005 with the Receivership of Mound Properties, LP in Springboro, Ohio owned by a related party on behalf of Mound for a month to month term beginning January 2005 at a monthly rent of $16,250. Each party has the right to terminate this lease with 30 days notice. Under the terms of the lease, the Company is responsible for utilities, personal property taxes, repairs and maintenance.

The Company is also obligated under the terms of a five year lease terminating December 31, 2009 in Plymouth, Minnesota for annual rents of $26,624, $27,648, $28,160 and $28,672 respectively. Under the terms of the lease the Company is responsible for a pro rata share of real estate taxes and operating expenses as additional rental.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit 31.1	Certification of Trent Sommerville, Chairman & CEO
Exhibit 31.2	Certification of Jerry Gruenbaum, Director & Interim CFO
Exhibit 31.3	Certification of Jeffrey Brandeis, President

Exhibit 32.1	Certification of Trent Sommerville, Chairman & CEO
Exhibit 32.2	Certification of Jerry Gruenbaum, Director & Interim CFO
Exhibit 32.3	Certification of Jeffrey Brandeis, President

(b)	Reports on Form 8-K:

Three Months Ended March 31, 2005

The Company filed a Form 8-K on January 3, 2005 relating to events taken place on December 28, 2004 relating to the termination of negotiation to acquire Ohio Mulch Supply, Inc. of Columbus, Ohio. and the announcement that it has developed a new composting technology for the production of fertilizer in an earth-friendly and environmentally safe manner.

The Company filed a Form 8-K on January 4, 2005 relating to events taken place on December 27, 2004 relating to the acquisition by the Company of Monarch Homes, Inc.

The Company filed a Form 8-K on January 4, 2005 relating to events taken place on December 30, 2004 relating to the acquisition by the Company of Evans Columbus LLC.

The Company filed a Form 8-K on January 6, 2005 relating to events taken place on December 31, 2004 relating to the acquisition by the Company of Karkela Construction, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL WIRELESS, INC.

(Registrant)

Date: May 16, 2005	By: /s/ TRENT SOMMERVILLE

Trent Sommerville

Chief Executive Officer and

Chairman of the Board

(Duly Authorized Officer)

Date: May 16, 2005	By: /s/ JEFFREY BRANDEIS

Jeffrey Brandeis

President

(Duly Authorized Officer)

Date: May 16, 2005	By: /s/ JERRY GRUENBAUM

Jerry Gruenbaum

Secretary and Interim Chief

Financial Officer and Director

(Principal Financial

and Accounting Officer)