Form 10KSB/A
period 2004-12-31
HEARTLAND, INC.
filed 2005-07-06
CIK 1084415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2004

HEARTLAND, INC.
(Name of small business issuer in its charter)

Maryland	36-4286069
(State or other jurisdiction of incorporation or organization))	(I.R.S. Employer Identification Number)

3300 Fernbrook Lane North, Suite 180
Plymouth, Minnesota 55447
(Address of principal executive offices) (Zip Code)

763.557.2900

(Issuer’s telephone no.)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒ No ?

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. ?

Issuer’s revenues for its most recent fiscal year ended December 31, 2004 were:	$50,007,763

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the registrant as of July 5, 2005, was approximately: $17,770,320 at $0.90 price per share. Number of shares of the registrant’s common stock outstanding as of March 30, 2005 was: 19,744,801

Transfer Agent as of July 5, 2005:	Securities Transfer Corporation

2591 Dallas Parkway, Suite 102

Frisco, TX 75034

HEARTLAND INC.

FORM 10-KSB

TABLE OF CONTENTS

Item #	Description	Page Numbers

	PART I

ITEM 1.	Business of the Company	3

ITEM 2.	Properties	13

ITEM 3.	Legal Proceedings	14

ITEM 4.	Submissions of Matters to a Vote of Security Holders	15

PART I

ITEM 1	DESCRIPTION OF BUSINESS

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

Because of these and other factors that may affect the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

(A)	THE COMPANY

The Company was incorporated in the State of Maryland on April 6, 1999 as Origin Investment Group, Inc. (“Origin”). On December 27, 2001, the Company went through a reverse merger with International Wireless, Inc. Thereafter on January 2, 2002, the Company changed its name from Origin to International Wireless, Inc. On November 15, 2003, the Company went through a reverse merger with PMI Wireless, Inc. Thereafter in May 2004, the Company changed its name from International Wireless, Inc. to our current name, Heartland Inc.

The Company was originally formed as a non-diversified closed-end management investment company, as those terms are used in the Investment Company Act of 1940 (“1940 Act”). The Company at that time elected to be regulated as a business development company under the 1940 Act. In December 7, 2001 the Company’s shareholders voted on withdrawing the Company from being regulated as a business development company and thereby no longer be subject to the 1940 Act.

Unless the context indicates otherwise, the terms “Company,” “Corporate”, “Heartland,” and “we” refer to Heartland, Inc. and its subsidiaries. Our executive offices are located at 3300 Fernbrook Lane Plymouth, MN 55447, telephone number (763) 557.2900. Our Internet address is www.heartlandholdingsinc.com for the corporate information. Additionally, the following divisions of the company currently maintain Internet addresses: 1)Evans Columbus, www.evanscolumbusllc.com, 2) Monarch Homes, www.monarchhomesmn.com, 3) Karkela www.karkela.com and 4) Mound Technologies www.moundtechnologies.com. The information contained on our web site(s) or connected to our web site is not incorporated by reference into this Annual Report on Form 10-KSB and should not be considered part of this report.

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

The Company’s original investment strategy when it was regulated as a business development company under the 1940 Act. was to invest in a diverse portfolio of private companies that could be used to build an Internet infrastructure by offering hardware, software and/or services which enhance the use of the Internet. Prior to it’s reverse merger with International Wireless, the Company identified two eligible portfolio companies within which they entered into agreements to acquire interests within such companies and to further invest capital in these companies to further develop their business. However, on each occasion and prior to each closing, the Company was either unable to raise sufficient capital to consummate the transaction or discovered information which modified its understanding of the eligible portfolio company’s financial status to such an extent where it was unadvisable for it to continue and consummate the transaction. During the 2002 fiscal year, the Company entered into a definitive share exchange agreement and investment agreement with Vivocom, Inc., a San Jose, California based software company that had developed a proprietary all media switching system which enables all forms of data to be sent over a single IP channel. The Company intended on investing a minimum of three million two hundred and fifty thousand dollars ($3,250,000) within Vivocom over several months. Due to the Company’s inability to raise this money, the share exchange never took place and the agreement terminated.

On December 7, 2001, the Company held a special meeting of its shareholders in accordance with a filed Form DEF 14A with the Securities and Exchange Commission whereby the shareholders voted on withdrawing the Company from being regulated as a business development company and thereby no longer be subject to the Investment Company Act of 1940 and to effect a one-for-nine reverse split of its total issued and outstanding common stock. On December 14, 2001 the Company filed a Form N-54C with the Securities and Exchange Commission formally notifying its withdrawal from being regulated as a business development company. The purpose of the withdrawal of the Company from being regulated as a business development company and the one-for-nine reverse split of its total issued and outstanding common stock was to allow the Company to merge with a potential business in the future. By withdrawing from its status as a business development company, the Company chose to be treated as a publicly traded “C” corporation.

On December 27, 2001, the Company went through a reverse merger whereby it acquired all the outstanding shares of International Wireless. Under the said reverse merger, the former Shareholders of International Wireless ended up owning an 88.61% interest in the Company. Thereafter on January 2, 2002, the Company changed its name from Origin to International Wireless, Inc.

From December 27, 2001 through June 2003, the Company attempted to develop its bar code technology and bring it to market. To that extent, the Company moved its operations to Woburn, Massachusetts, hired numerous computer programmers, developers and sales people in addition to support staff. Due to the Company’s inability to raise sufficient capital, the Company was unable to pay current operating expenses and by June, 2003 shut down its operations entirely.

On August 29, 2003, a change in control of the Company occurred in conjunction with naming Attorney Jerry Gruenbaum of First Union Venture Group, LLC as attorney of record for the purpose of overseeing the proper disposition of the Company and its remaining assets and liabilities by any means appropriate, including settling any and all liabilities to the U.S. Internal Revenue Service and the Commonwealth of Massachusetts’ Attorney General’s office for unpaid wages.

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

On November 15, 2003, a change in control of the Company occurred when the Company went through a reverse merger with PMI Wireless, Inc., a Delaware corporation with corporate headquarters located in Cordova, Tennessee. The acquisition, took place on December 1, 2003 for the aggregate consideration of fifty thousand dollars ($50,000) which was paid to the U.S. Internal Revenue Service for the Company’s prior obligations, plus assumption of the Company’s existing debts, for 9,938,466 newly issued common shares of the Company. Under the said reverse merger, the former Shareholders of PMI Wireless ended up owning an 84.26% interest in the Company.

On December 10, 2003, the Company entered into an Acquisition Agreement to acquire one hundred percent (100%) of Mound Technologies, Inc. (“Mound”), a Nevada corporation with its corporate headquarters located in Springboro, Ohio. The acquisition was a stock for stock exchange in which the Company acquired all of the issued and outstanding common stock of Mound in exchange for 1,256,000 newly issued shares of its common stock. As a result of this transaction, Mound became a wholly owned subsidiary of the Company.

In May 2004, the Company changed its name from International Wireless, Inc. to our current name, Heartland, Inc and Subsidiaries.

On December 27, 2004, the Company entered into an Acquisition Agreement to acquire one hundred percent (100%) of Monarch Homes, Inc. (“Monarch”), a Minnesota corporation with its corporate headquarters located in Ramsey, MN for five million dollars ($5,000,000). The acquisition price was made up of: 1) $100,000 at closing, 2) a promissory note of $1,900,000 payable on or before February 15, 2005 which, if not paid by that date, interest shall be due from then to actual payment at 8%, simple interest, compounded annually and 3) six hundred sixty-seven thousand (667,000) restricted newly issued shares of the Company’s common stock provided at closing. In the event the common stock of the Company not is trading at a minimum of $5.00 as of December 27, 2005, the Company is required to compensate the original Monarch shareholders for the difference in additional stock. As a result of this transaction, Monarch became a wholly owned subsidiary of the Company.

On December 30, 2004, the Company entered into an Acquisition Agreement to acquire one hundred percent (100%) of Evans Columbus, LLS (“Evans”), an Ohio corporation with its corporate headquarters located in Blacklick, OH for three million five thousand dollars ($3,005,000). The acquisition price was made up of: 1) $5,000 at closing, and 2) six hundred thousand (600,000) restricted newly issued shares of the Company’s common stock provided at closing. In the event the common stock of the Company is not trading at a minimum of $5.00 as of December 30, 2005, the Company is required to compensate the original Evans shareholders for the difference in additional stock. As a result of this transaction, Evans became a wholly owned subsidiary of the Company.

On December 31, 2004, the Company entered into an Acquisition Agreement to acquire one hundred percent (100%) of Karkela Construction, Inc. (“Karkela”), a Minnesota corporation with its corporate headquarters located in St. Louis Park, MN for three million dollars ($3,000,000). The acquisition price was made up of: 1) $100,000 at closing, 2) a short term promissory note payable of $50,000 on or before January 31, 2005, 3) a promissory note of $1,305,000 payable on or before March 31, 2005 which, if not paid by that date, interest is due from December 31, 2004 to actual payment at 8%, simple interest, compounded annually and 4) five hundred thousand (500,000) restricted newly issued shares of the Company’s common stock provided at closing. In the event the common stock of the Company is not trading at a minimum of $4.00 as of December 31, 2005, the Company is required to compensate the original Karkela shareholders for the difference in additional stock. As a result of this transaction, Karkela became a wholly owned subsidiary of the Company.

(C)	BUSINESS

The Company’s mission is to become a leading diversified company with business interests in well established service organizations and capital goods manufacturing companies focusing in the areas of 1) Steel Fabrication, 2) Construction and Property Management (residential and commercial), 3) Agriculture (currently idle), and 4) Manufacturing The Company plans to successfully grow its’ revenue by acquiring companies with historically profitable results, strong balance sheets, high profit margins, and solid management teams in place. By providing access to financial markets, expanded marketing opportunities and operating expense efficiencies, the Company expects to become the facilitator for future growth and higher long-term profits. In the process, the Company expects to develop new synergies among the acquired companies, which should allow for greater cost effectiveness and efficiencies, and thus further enhancing each individual company’s strengths. To date, the Company has completed acquisitions in steel fabrication, residential and commercial construction facilities, and heavy machinery industries.

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

Steel Fabrication

Mound Technologies, Inc. (“Mound”) was incorporated in the state of Nevada in November of 2002, with its corporate offices located in Springboro, Ohio. This business includes a Steel Fabrication (“Steel Fabrication”), a Property Management Division (“Property Management”) and a wholly owned subsidiary, Freedom Products of Ohio (“Freedom”).

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

This Division’s customers are typically U.S. based companies that require large structural steel fabrication, with needs such as building additions, new non-residential construction, etc. Customers are typically located within a one-day drive from the Company’s facilities. The Company is able to reach 70% of the U.S. population, yielding a significant potential customer base. Marketing of the Division’s products is done by advertising in industry directories, word-of-mouth from existing customers, and by the dedicated efforts of in-house sales staff monitoring business developments opportunities within the Company’s region. Large clients typically work with the Company on a continual basis for all their fabricated metal needs.

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

Freedom Products of Ohio (“Freedom”) is a wholly owned subsidiary of Mound. Freedom manufactures products for the heavy machinery industry and has the ability to do complete assembly and testing if required. This includes machine bases, breeching, pollution control abatement fabrications and material handling fabrications. Freedom has the capacity to fabricate weldments and assemblies up to 50 tons total weight. Freedom is located in Middletown, Ohio.

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

Monarch Homes, Inc., (“Monarch”) was acquired in December 2004, is a builder of custom residential homes in the state of Minnesota. Monarch is located in Ramsey, MN, and was acquired in December of 2004. Our domestic homebuilding operations currently involve the purchase and development of land or lots and the construction and sale of single-family homes, town homes and low-rise condominiums. Monarch was founded in 1995 and had annual sales of approximately $23 million during the current fiscal year. Over the course of the past ten years, Monarch has become one of the region’s premier builders of quality homes in planned communities in the northern and northwestern suburbs of Minneapolis and St. Paul, Minnesota. In fiscal 2004, Monarch sold 87 homes, including first-time, move-up and, in some markets, custom homes, ranging in price from approximately $160,000 to $600,000. The average sales price in fiscal 2004 was approximately $275,000.

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

Competition and Other Factors

The conventional construction industry is essentially a “local” business and is highly competitive. The top 10 builders, in the United States, in calendar year 2003 accounted for approximately 15.1% of the total for-sale attached and detached housing permits in the United States. Monarch and Karkela compete in each market with numerous other homebuilders and general construction companies, including national, regional and local builders. The industries top six competitors based on revenues for their most recent fiscal year-end are as follows: Beazer Homes USA, Inc., D. R. Horton, Inc., KB Homes, Lennar Corporation, Pulte Homes, Inc. and The Ryland Group, Inc. The main competitive factors affecting Monarch and Karkela operations are location, price, availability of mortgage financing for customers, construction costs, design and quality of homes, customer service, marketing expertise, availability of land, price of land and reputation. We believe that Monarch and Karkela compete effectively by building high quality units, maintaining geographic diversity, responding to the specific demands of each market and managing the operations at a local level.

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

This Property Management segment faces competition from real estate investment trusts (REIT’s), which are already among the largest commercial property owners in the United States. With over 300 public and private REIT’s in the United States, they have slowly been growing their holdings through acquisitions. Most REIT’s, however, do not specialize in industrial and office properties.

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

Incorporatedinto our Quality Policy, Evansmaintains a regular preventative maintenance and calibration schedule. Our dedicated maintenance crew is “on-the-job” at all times. During manufacturing shifts, we are testing to make sure drums are manufactured to meet customer specification and governmental regulations. Regular preventative maintenance protects the plant equipment and assures reliability and continuity of supply.

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

There are approximately 14 manufacturers of 55 gallon steel drums nationwide. The three major competitors of the company are North Coast Container (Cleveland, Ohio), Berenfield Containers (Mason, OH), and Grief Bros Corporation (Delaware, Ohio) which are all larger than Evans. The region where Evans is located is one of the more heavily concentrated areas for 55 gallon drum manufactures and users.

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

Other

The Company’s mission is to become a leading diversified company with business interests in well established service organizations and capital goods manufacturing companies.

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

By providing access to financial markets, expanded marketing opportunities and operating expense efficiencies, the Company expects to become the facilitator for future growth and higher long-term profits of the businesses we acquire. In the process, the Company expects to develop new synergies among the acquired companies, which should allow for greater cost effectiveness and efficiencies, and thus further enhancing each individual company’s strengths.

Employees

As of December 31, 2004, we employed 101 employees. From time to time, we also retain consultants, independent contractors, and temporary and part-time workers.

The Company believes its relationship with its current employees is good. Our employees are not represented by a labor union. However, the Company is in dispute with former employees as to back salaries and severance pay as disclosed in the footnotes below. The Company’s success is dependent, in part, upon our ability to attract and retain qualified management technical personnel and subcontractors. Competition for these personnel is intense, and the Company will be adversely affected if it is unable to attract key employees. The Company presently does not have a stock option plan for key employees and consultants.

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

Forward Looking Statements

The statements contained in this report that are not historical fact are forward-looking statements that which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations, thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We have made the forward-looking statements with management’s best estimates prepared in good faith.

Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are effected by significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize and unanticipated events and circumstances may occur subsequent to the date of this prospectus.

These forward-looking statements are based on current expectations, and we will not update this information other than required by law. Therefore, the actual experience of Heartland, Inc (“Company”), and results achieved during the period covered by any particular projections and other forward-looking statements should not be regarded as a representation by the Company, or any other person, that we will realize these estimates and projections, and actual results may vary materially. We cannot assure you that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate. Section 27A(b)(1)(C) of the Securities Act and Section 21E(b)(1)(C) provide that the safe harbor for forward looking statements does not apply to statements made by companies such as ours that issue penny stock.

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

Months	Monthly Payment

1-12	$2,219

13-24	$2,261

25-36	$2,304

37-48	$2,347

49-60	$2,389

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

Months	Monthly Payment

1-12	$3,272

13-24	$3,403

25-36	$3,573

37-48	$3,752

49-60	$3,938

61-63	$4,136

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

On March 31, 2003, a judgment in the amount of $99,089, including $50,000 security deposit replenishment, was entered against the company for breach of contract for non-payment of rent on the company’s office facility in Woburn, Massachusetts. The company is contingently liable for the balance of this lease in the total amount of $428,000 through the lease expiration date of July 31, 2005. To date the judgment has not been paid.

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

Other than the matters above, there is no other past, pending or, to the Company’s knowledge, threatened litigation or administrative action which has or is expected by the Company’s management to have a material effect upon our Company’s business, financial condition or operations, including any litigation or action involving our Company’s officers, directors, or other key personnel.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 15, 2004, a majority of the shareholders of record by special meeting of the shareholders approved a change in the name of the Company from International Wireless, Inc. to Heartland, Inc.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On July 5,, 2005, there were approximately 571 shareholders of record of our common stock. Our common stock currently available for trading on the NASDAQ OTC Electronic Bulletin Board under the symbol “HTLJ.OB.”

The Company was formed on April 6, 1999. In April, 1999, the Company’s common stock had been listed for trading on the OTC Bulletin Board under the symbol “OGNI.” The trading market for the Company’s stock is limited and sporadic and should not be deemed to constitute an “established trading market”. In connection with the change of the Company’s name to International Wireless, Inc., the Company’s symbol was changed to “IWIN” on January 2, 2002. As a result of the 30-1 reverse split of the shares outstanding, the Company’s symbol was changed to “IWLJ” on November 12, 2003. Subsequently, the Company changed its name to Heartland Holdings, Inc in April 2004.

The following table sets forth the range of high and low bid prices of the Company’s common stock during the periods indicated. Such prices reflect prices between dealers in securities and do not include any retail markup, markdown or commission and may not necessarily represent actual transactions. The information set forth below was provided by NASDAQ Trading & Market Services.

	HIGH	LOW

FISCAL YEAR ENDED DECEMBER 31, 2003

First Quarter	0.04	0.04
Second Quarter	0.02	0.02
Third Quarter	0.02	0.02
Fourth Quarter	5.00	5.00

FISCAL YEAR ENDED DECEMBER 31, 2004

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

Transfer Agent

The Company’s transfer agent and registrar of the common stock is:

Securities Transfer Corporation

2591 Dallas Parkway, Suite 102

Frisco, Texas 75034.

Warrants

The Company has no Warrants outstanding as of this date.

Options

The Company has no Stock Option Plan as of this date.

Penny Stock Considerations

Because our shares trade at less than $5.00 per share, they are “penny stocks” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

o

Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

o	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
o

Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

o

Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

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

Recent Sales of Unregistered Securities

The following is information for all securities that the Company sold during its current fiscal year ended December 31, 2004. Information with respect to previously reported sales prior to January 1, 2004 may be found in the Company’s prior year filings.

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

The Company sold 100,000 shares of common stock for $100,000 to an accredited investor on January 18, 2000, and sold 21,390 shares of common stock for $99,998.25 to another accredited investor on February 12, 2000. These investors were individuals personally known to members of the Company’s management. Each of the sales was conducted in accordance with Rule 606 of Regulation E of the Securities Act of 1933 (as amended, the “Act”) exempt from registration and free trading.

On April 14, 2000 the Company sold 50,000 shares of common stock to an accredited investor for $50,000 or $1.00 per share. These shares were sold in connection with a private offering pursuant to Section 4(2) of the Securities Act and are restricted from resale pursuant to Rule 144 of the Act.

On May 8, 2000 the Company offered to sell and on May 24, 2000 completed the sale of 142,000 units to private accredited investors for an aggregate of $106,500 or $0.75 per unit. We received net proceeds totaling $96,500 after payment of a 10% finder’s fee to a non affiliated third party. Each Unit was comprised of one share of common stock (free trading pursuant to Rule 606 of Regulation E) and one Class A common stock purchase warrant. Each Class A common stock purchase warrant is exercisable for one restricted common stock upon payment of $.75 per warrant. The Class A warrants are exercisable for a five year period.

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

On May 9, 2001 the Company sold 50,000 units to n investor for an aggregate of $20,000, or $0.40 per unit. Each unit is comprised of one share of common stock and one common stock warrant. Each common stock warrant is redeemable for one share of common stock upon the payment of $0.40 per warrant.

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

The following discussion and analysis provides certain information, which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the year ended December 31, 2004. This discussion and analysis should be read in conjunction with the Company’s financial statements and related footnotes.

The statements contained in this section that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in our various filings with the SEC, or press releases or oral statements made by or with the approval of our authorized executive officers.

These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We do not undertake any obligation to publicly release any revisions to these forward-looking statements or to reflect the occurrence of unanticipated events. Many important factors affect our ability to achieve its objectives, including, among other things, technological and other developments in the Internet field, intense and evolving competition, the lack of an “established trading market” for our shares, and our ability to obtain additional financing, as well as other risks detailed from time to time in our public disclosure filings with the SEC.

The Company was incorporated in the State of Maryland on April 6, 1999 as Origin Investment Group, Inc. (“Origin”). On December 27, 2001, the Company went through a reverse merger with International Wireless, Inc. Thereafter on January 2, 2002, the Company changed its name from Origin to International Wireless, Inc. On November 15, 2003, the Company went through a reverse merger with PMI Wireless, Inc. Thereafter in May 2004, the Company changed its name from International Wireless, Inc. to our current name, Heartland Inc.

The Company was originally formed as a non-diversified closed-end management investment company, as those terms are used in the Investment Company Act of 1940 (“1940 Act”). The Company at that time elected to be regulated as a business development company under the 1940 Act. In December 7, 2001 the Company’s shareholders voted on withdrawing the Company from being regulated as a business development company and thereby no longer be subject to the 1940 Act.

The Company’s original investment strategy when it was regulated as a business development company under the 1940 Act. was to invest in a diverse portfolio of private companies that could be used to build an Internet infrastructure by offering hardware, software and/or services which enhance the use of the Internet. Prior to it’s reverse merger with International Wireless, the Company identified two eligible portfolio companies within which they entered into agreements to acquire interests within such companies and to further invest capital in these companies to further develop their business. However, on each occasion and prior to each closing, the Company was either unable to raise sufficient capital to consummate the transaction or discovered information which modified its understanding of the eligible portfolio company’s financial status to such an extent where it was unadvisable for it to continue and consummate the transaction.

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

From December 27, 2001 through June 2003, the Company attempted to develop its bar code technology and bring it to market. To that extent, the Company moved its operations to Woburn, Massachusetts, hired numerous computer programmers, developers and sales people in addition to support staff. Due to the Company’s inability to raise sufficient capital, the Company was unable to pay current operating expenses and by June, 2003 shut down its operations entirely.

On August 29, 2003, a change in control of the Company occurred in conjunction with naming Attorney Jerry Gruenbaum of First Union Venture Group, LLC as attorney of record for the purpose of overseeing the proper disposition of the Company and its remaining assets and liabilities by any means appropriate, including settling any and all liabilities to the U.S. Internal Revenue Service and the Commonwealth of Massachusetts’ Attorney General’s office for unpaid wages.

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

On November 15, 2003, a change in control of the Company occurred when the Company went through a reverse merger with PMI Wireless, Inc., a Delaware corporation with corporate headquarters located in Cordova, Tennessee. The acquisition, took place on December 1, 2003 for the aggregate consideration of fifty thousand dollars ($50,000) which was paid to the U.S. Internal Revenue Service for the Company’s prior obligations, plus assumption of the Company’s existing debts, for 9,938,466 newly issued common shares of the Company. Under the said reverse merger, the former Shareholders of PMI Wireless ended up owning an 84.26% interest in the Company.

On December 10, 2003, the Company entered into an Acquisition Agreement to acquire one hundred percent (100%) of Mound Technologies, Inc. (“Mound”), a Nevada corporation with its corporate headquarters located in Springboro, Ohio. The acquisition was a stock for stock exchange in which the Company acquired all of the issued and outstanding common stock of Mound in exchange for 1,256,000 newly issued shares of its common stock. As a result of this transaction, Mound became a wholly owned subsidiary of the Company.

In May 2004, the Company changed its name from International Wireless, Inc. to our current name, Heartland, Inc and Subsidiaries.

On December 27, 2004, the Company entered into an Acquisition Agreement to acquire one hundred percent (100%) of Monarch Homes, Inc. (“Monarch”), a Minnesota corporation with its corporate headquarters located in Ramsey, MN for five million dollars ($5,000,000). The acquisition price was made up of: 1) $100,000 at closing, 2) a promissory note of $1,900,000 payable on or before February 15, 2005 which, if not paid by that date, interest shall be due from then to actual payment at 8%, simple interest, compounded annually and 3) six hundred sixty-seven thousand (667,000) restricted newly issued shares of the Company’s common stock provided at closing. In the event the common stock of the Company not is trading at a minimum of $5.00 as of December 27, 2005, the Company is required to compensate the original Monarch shareholders for the difference in additional stock. As a result of this transaction, Monarch became a wholly owned subsidiary of the Company.

On December 30, 2004, the Company entered into an Acquisition Agreement to acquire one hundred percent (100%) of Evans Columbus, LLS (“Evans”), an Ohio corporation with its corporate headquarters located in Blacklick, OH for three million five thousand dollars ($3,005,000). The acquisition price was made up of: 1) $5,000 at closing, and 2) six hundred thousand (600,000) restricted newly issued shares of the Company’s common stock provided at closing. In the event the common stock of the Company is not trading at a minimum of $5.00 as of December 30, 2005, the Company is required to compensate the original Evans shareholders for the difference in additional stock. As a result of this transaction, Evans became a wholly owned subsidiary of the Company.

On December 31, 2004, the Company entered into an Acquisition Agreement to acquire one hundred percent (100%) of Karkela Construction, Inc. (“Karkela”), a Minnesota corporation with its corporate headquarters located in St. Louis Park, MN for three million dollars ($3,000,000). The acquisition price was made up of: 1) $100,000 at closing, 2) a short term promissory note payable of $50,000 on or before January 31, 2005, 3) a promissory note of $1,305,000 payable on or before March 31, 2005 which, if not paid by that date, interest is due from December 31, 2004 to actual payment at 8%, simple interest, compounded annually and 4) five hundred thousand (500,000) restricted newly issued shares of the Company’s common stock provided at closing. In the event the common stock of the Company is not trading at a minimum of $4.00 as of December 31, 2005, the Company is required to compensate the original Karkela shareholders for the difference in additional stock. As a result of this transaction, Karkela became a wholly owned subsidiary of the Company.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2004 AND 2003

OVERVIEW

Heartland, Inc. is an operating conglomerate with operations in steel fabrication, manufacturing, construction and property management. Total consolidated revenues for the year ended December 31, 2004 was $50,007,763 versus $4,428,836 for the year ended December 31, 2003. The Company incurred operating expenses of $49,280,468 for the year ended December 31, 2004 and $5,401,779 for the year ended December 31, 2003.

In fiscal year ended December 31, 2004 the company incurred a net income from continuing operations of $753,279 or a gain of $0.04 per share compared to a net loss of $ (1,510,450) or a loss of $(0.12) per share in fiscal year ended December 31, 2003. The primary factor contributing to the net earnings increase were from higher sales from the acquisitions of Monarch Homes, Karkela and Evans and improved leverage of selling, general and administrative expenses.

	2004	2003

Net sales	$50,007,763	$4,428,836
Cost and expenses
Cost of good sold	44,969,599	4,055,404
Selling, general and administrative expense	4,007,550	1,281,975
Stock Based Compensation	63,787	—
Depreciation and amortization	239,532	64,400

Total Cash and Expenses	49,280,468	5,401,779

Operating Income	727,295	(972,943)
Net Other Income	25,984	(537,507)

Net Income(loss)from continuing operations	753,279	(1,510,450)
Total Discontinued Operations - Loss		1,120,853)

Income before taxes	753,279	(2,631,303)
Income Taxes	412,410	—

Income prior to adjustment
For acquisition earnings	340,869	—
Elimination of preacquisition earnings	(744,538)	2,631,303

Net Loss	$(403,669)	$—

SALES

Sales increased at Mound Technology and subsidiaries in fiscal year ended December 31, 2004 by 67% to $7,386,678 from $4,428,836 in fiscal year ended December 31, 2003. The financial statements reflect Sales increased 1029% during fiscal ended December 31, 2004 to $50,007,763 from $4,428,836 in fiscal ended December 31, 2003, due to the acquisitions in late December 2004 of Evans Columbus, Karkela Construction and Monarch Homes.

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM

Pre-tax income before extraordinary item was $753,279 in fiscal year ended December 31, 2004 and $(1,510,450) in fiscal year ended December 31, 2003. Reflecting the acquisitions of Evans Columbus, Karkela Construction and Monarch Homes which occurred in the final month of fiscal year ended December 31, 2004.

Operating losses at Mound Technologies and Subsidiaries decreases to $(112,448) in fiscal ended December 31, 2004 from $(1,510,450) in fiscal ended December 31, 2003, reflecting higher sales and better cost controls.

Corporate and other expenses were $476,129 in fiscal year ended December 31, 2004 as compared to none in fiscal ended December 31, 2003 due principally to the parent company beginning to pay expenses on its own behalf.

INTEREST EXPENSE

Interest expense was $165,718 during the fiscal year ended December 31, 2004 as compared to $351,801 in fiscal year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

As presented in the Consolidated Statement of Cash Flows, net cash used by operating activities was $(939,753) in fiscal 2004. The significant changes in working capital were an $1,187,528 increase in accounts receivable, a $365,851 increase in inventory. Working capital requirements are not anticipated to increase substantially in fiscal 2005.

During fiscal 2004, the Company used cash of $205,000 to acquire companies. The Company received net cash of $1,026,550 from the issue of certain promissory convertible notes.

The level of capital expenditures is expected to increase moderately in fiscal 2005, and the source of funds for such expenditures is expected to be cash from operations.

At December 31, 2004 the Company’s total debt was $13,520,460 as compared to $4,008,827 at December 31, 2003. The Company believes that its funding sources are adequate for its anticipated requirements.

Shareholders’ equity was $(333,400) at December 31, 2004 compared to $(1,278,008) at December 31, 2003. The increase is due to the decrease in net loss at Mound Technologies and Subsidiaries and the positive shareholders equity from the acquisitions.

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

Our significant accounting policies are described in Note A to the consolidated financial statements. Some of those significant accounting policies require us to make difficult subjective or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates that reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

Accounts Receivable Valuation. We value accounts receivable, net of an allowance for doubtful accounts. Each quarter, we estimate our ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts. In doing so, we evaluate the age of our receivables, past collection history, current financial conditions of key customers, and economic conditions. Based on this evaluation, we establish a reserve for specific accounts receivable that we believe are uncollectible, as well as an estimate of uncollectible receivables not specifically known. A deterioration in the financial condition of any key customer or a significant slow down in the economy could have a material negative impact on our ability to collect a portion or all of the accounts and notes receivable. We believe that an analysis of historical trends and our current knowledge of potential collection problems provide us with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since we cannot predict with certainty future changes in the financial stability of our customers, our actual future losses from uncollectible accounts may differ from our estimates. In the event we determined that a smaller or larger uncollectible accounts reserve is appropriate we would record a credit or charge to selling, general, and administrative expense in the period that we made such a determination.

ITEM 7.	FINANCIAL STATEMENTS (RESTATED)

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2004

CONTENTS

__________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm	Page	F 1

Consolidated Balance Sheets	F 2

Consolidated Statements of Operations	F 4

Consolidated Statements of Cash Flows	F 5

Consolidated Statements of Stockholders’ Equity (Deficit)	F 7

Notes to Consolidated Financial Statements	F 9

MEYLER & COMPANY, LLC

CERTIFIED PUBLIC ACCOUNTANTS

ONE ARIN PARK

1715 HIGHWAY 35

MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Heartland, Inc.

Plymouth, MN

We have audited the accompanying consolidated balance sheets of Heartland, Inc. and subsidiaries (formerly International Wireless, Inc.) as of December 31, 2004 and 2003 (restated) and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has negative working capital of $3,257,092, an accumulated deficit of $6,008,555, and there are existing uncertain conditions which the Company faces relative to its obtaining capital in the equity markets. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

Middletown, NJ

March 20, 2005

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(Restated)	(Restated)
CURRENT ASSETS
Cash	$578,354	$4,923
Accounts receivable net of allowance for doubtful accounts of $684,829 and $550,336, respectively	3,450,970	1,123,202
Costs in excess of billings on uncompleted contracts	187,621
Inventory	4,932,629	619,192
Prepaid expenses and other	117,2555
Total Current Assets	9,266,829	1,747,317
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $723,761 and $510,218, respectively	1,876,685	982,502

OTHER ASSETS
Advances to related party	281,122
Goodwill	1,748,637
Security Deposits	13,787	1,000
	2,043,546	1,000
Total Assets	$13,187,060	$2,730,819

See accompanying notes to financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	December 31,
	2004	2003
	(Restated)	(Restated)
CURRENT LIABILITIES
Bank lines of credit	$810,989
Notes payable - land purchases	1,965,698
Convertible promissory notes payable	1,026,550
Current portion of notes payable	45,133	$29,450
Current portion of capitalized lease obligations	115,423
Accounts payable	2,864,312	1,886,923
Acquisition notes payable to related parties	3,300,000
Obligations to related parties	670,907	543,480
Accrued payroll taxes	693,630	598,458
Accrued expenses	484,955	298,373
Billings in excess of costs on uncompleted contracts	153,379	156,507
Customer deposits	21,068
Deferred income taxes	371,877
Total Current Liabilities	12,523,921	3,513,191

LONG-TERM OBLIGATIONS
Notes payable, less current portion	541,313	495,636
Capitalized lease obligations, less current portion	269,100
Notes payable to an individual	150,000
Deferred income taxes	36,126
Total Long Term Liabilities	996,539	495,636

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock $0.001 par value 5,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value 100,000,000 shares authorized; issued and outstanding 18,244,801 and 13,077,758 shares at December 31, 2004 and 2003, respectively	18, 244	13,077
Additional paid-in capital	5,656,911	4,313,801
Accumulated deficit	(6,008,555)	(5,604,886)
Total Stockholders’ Equity (Deficit)	(333,400)	(1,278,008)
Total Liabilities and Stockholders’ Equity (Deficit)	$13,187,060	$2,730,819

See accompanying notes to financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2004	2003
	(Restated)	(Restated)
REVENUE - SALES	$50,007,763	$4,428,836

COSTS AND EXPENSES
Cost of goods sold	44,969,599	4,055,404
Selling, general and administrative expenses	4,007,550	1,281,975
Stock based compensation	63,787
Depreciation and amortization	239,532	64,400
Total Costs and Expenses	49,280,468	5,401,779

NET OPERATING INCOME (LOSS)	727,295	(972,943)

OTHER INCOME (EXPENSE)
Rental income	197,806
Other income	11,371	4,480
Loss on disposal of equipment	(17,475)	(39,237)
Interest expense	(165,718)	(351,801)
Realized loss on sale of marketable securities		(150,949)
Total Other Income (Expense)	25,984	(537,507)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	753,279	(1,510,450)
DISCONTINUED OPERATIONS
Loss from operations of discontinued subsidiary		(457,853)
Loss on disposal of operating assets		(663,000)

Total Discontinued Operations - Loss		(1,120,853)
INCOME (LOSS) BEFORE TAXES	753,279	(2,631,303)
DEFERRED FEDERAL AND STATE INCOME TAXES	412,410

INCOME (LOSS) PRIOR TO ADJUSTMENT FOR
PREACQUISITION EARNINGS	340,869	(2,631,303)
ELIMINATION OF PREACQUISITION EARNINGS (LOSS)	(744,538)	2,631,303
NET LOSS	$(403,669)

NET LOSS PER COMMON SHARE
Basic	$(.03)
Fully diluted	$(.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	13,744,692
Fully diluted	15,101,692

See accompanying notes to financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31
	2004	2003
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(403,669)	$(2,631,304)
Adjustments to reconcile net loss to cash flows used in operating activities:
Stock based compensation	63,787
Loss on disposal of equipment	2,489
Sale of building		625,000
Discontinued operating assets		663,000
Depreciation and amortization	58,336	64,600
Changes in assets and liabilities:
Increase in accounts receivable	(243,757)	943,771
Increase in costs in excess of billings on uncompleted contracts	(113,724)	17,611
Decrease in inventory	109,895	(255,956)
Increase in prepaids and other	(6,990)	76,310
Decrease in accounts payable	(453,644)	(262,414)
Increase in accrued payroll taxes	95,172	451,565
Increase in accrued expenses	63,971	150,605
Note payable to vendors		175,000
Decrease in billings in excess of costs on uncompleted contracts	(147,565)
Increase in deferred income taxes	36,126
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(939,573)	17,788

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of subsidiaries	(205,000)
Purchase of marketable securities		(3,020)
Proceeds on disposition of property and equipment	7,450
Cash paid for security deposits	(10,520)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(208,070)	(3,020)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received in acquisition of subsidiaries	458,433	2,385
Proceeds from issuance of promissory convertible notes payable	1,026,550
Payments on notes payable	(46,241)	(4,142,291)
Notes payable to related party		441,292
Additional capital investment		3,686,600
Payments on obligations to related parties	(62,668)
Proceeds from issuance of common stock	345,000
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING
ACTIVITIES	1,721,074	(12,014)

INCREASE IN CASH	573,431	2,754
CASH, BEGINNING OF PERIOD	4,923	2,169
CASH, END OF PERIOD	$578,354	$4,923

See accompanying notes to financial statements

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	For the Year Ended December 31,
	2004	2003
	(Restated)	(Restated)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$164,347
Taxes paid	40,533
NON-CASH INVESTING AND FINANCING ACTIVITIES
Land acquired by:
Assuming loan payable	150,000
Issuance of common stock	94,000
Transportation equipment acquired with notes payable	61,094
Issuance of common stock in payment of obligation to related party	15,000
Issuance of common stock as stock based compensation	63,787
Assets acquired and liabilities assumed in acquisition of subsidiaries:
Cash acquired	458,433
Accounts receivable	2,084,011
Costs in excess of billings on uncompleted contracts	73,897
Inventory	4,423,332
Prepaids and other	110,265
Property, plant and equipment	452,364
Advance to related party	281,122
Goodwill	1,748,637
Security deposits	2,267
Line of credit	(810,989)
Notes payable	(2,012,205)
Obligation under capital lease	(384,523)
Accounts payable	(1,431,033)
Acquisition notes payable	(3,300,000)
Obligations to related parties	(205,095)
Accrued expenses	(122,611)
Billings in excess of costs on uncompleted contracts	(144,437)
Customer deposits	(21,068)
Deferred income taxes	(371,877)
Issuance of common stock	(830,490)
Miller Investments acquisition:
Fair market value of land and buildings acquired		$1,461,000
Cash		2,385
Mortgages		(1,114,145)
Equity		(349,240)
Adimo Manufacturing Company Acquisition:A
Fair market value of assets acquired
Equipment		783,374
Inventory		199,196
Accounts receivable		64,907
Debt assumed
Bank loans		897,477
Vendor notes payable		150,000
Interest paid		351,801

See accompanying notes to financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Year Ended December 31, 2004 (Restated)

			Additional
	Capital Stock		Paid - In	Accumulated
	Shares	Capital	Capital	Deficit	Total

Balance December 31, 2002	23,249,442	$209,245	$8,612,489	$(9,098,330)	$(276,596)
Issuance of stock in private placement at $0.10 per share	1,166,250	10,497	106,128		116,625
Issuance of stock for the exercise of non-qualified stock options at $0.01 per share	70,000	630	6,370		7,000
Issuance of stock to consultants for services provided at $0.15 per share	220,080	1,981	32,574		34,555
Issuance of stock for loan conversion at $0.10 per share	500,000	4,500	45,500		50,000
Issuance of stock for adjustments in private placement	268,000	2,411	(2,411)
Issuance of stock for loan conversion at $0.10 per share	1,000,000	9,000	91,000		100,000
Issuance of stock in private placement at $0.10 per share	25,000	225	2,275		2,500
Issuance of stock to investment banker as fee to finalize company affairs	30,000,000	270,000	(270,000)
Net loss for the year ended December 31, 2003-pre-merger				(809,596)	(809,596)
Subtotal	56,498,772	508,489	8,623,925	(9,907,926)	(775,512)

Reverse Merger:
Revenue 30 to 1 stock split, par value increases to $0.28 per share	54,615,480
Adjustment of par value to $0.001 to recapitalize company		(506,606)	506,606
Subtotal	1,883,292	1,883	9,130,531	(9,907,926)	(775,512)

See accompanying notes to financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)(CONTINUED)

For the Year Ended December 31, 2004 (Restated)

	Capital Stock		Additional Paid-In	Retained
	Shares	Capital	Capital	Earnings	Total
Balance carried forward	1,883,292	1,883	9,130,531	(9,907,926)	(775,512)
Issuance of common stock to PMI Wireless, Inc.	9,938,466	9,938	61,062		71,000
Issuance of common stock to acquire Mound Technologies, Inc.	1,256,000	1,256	(1,256)
Recapitalization of accumulated deficit in Reverse Merger			(9,907,926)	9,907,926
Mound Technologies	1,000	1	5,031,389	(2,973,583)	2,057,807
Elimination of Mound capital stock	(1,000)	(1)	1
Net loss for the year ended December 31, 2003				(2,631,303)	(2,631,303)
Balance, December 31, 2003	13,077,758	13,077	4,313,801	(5,604,886)	(1,278,008)
Correction of shares issued in reverse merger	703,082	703	(703)
Shares issued for services rendered at $0.05 per share	1,105,730	1,106	54,181		55,287
Shares issued in connection with law suit settlement	170,000	170	8,330		8,500
Shares issued for cash at a price ranging from $0.16 to $1.00	1,204,396	1,204	343,796		345,000
Shares issued to acquire property at $0.47 per share	200,000	200	93,800		94,000
Shares issued to settle loan @ $0.89 per share	16,835	17	14,983		15,000
Issuance of common stock in connection with acquisitions at $0.47 per share	1,767,000	1,767	828,723		830,490
Net loss for the year ended December 31, 2004				(403,669)	(403,669)
	18,244,801	$18,244	$5,656,911	$(6,008,555)	(333,400)

See accompanying notes to financial statements

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 (Restated)

NOTE A - PRINCIPLES OF CONSOLIDATION AND NATURE OF BUSINESS

The consolidated financial statements include the accounts of Heartland, Inc. (formerly International Wireless, Inc.) (“Heartland”) and its wholly owned subsidiaries, Mound Technologies, Inc. (“Mound”) a steel fabricator acquired in December 2003, Evans Columbus, LLC (“Evans”) a steel drum manufacturer, Monarch Homes, Inc. (“Monarch”) a residential home builder and Karkela Construction, Inc. (“Karkela”) a commercial construction contractor, all of which were acquired in December 2004. Heartland was previously involved with the development of wireless technology and acquisition of companies developing wireless technology for cell phones. The company, after finding it difficult to obtain capital for its development efforts, ceased operations in 2003. The 2004 financial statements have been prepared as though the acquisitions occurred as of the beginning of the year. The 2003 financial statements have been restated to reflect the acquisition in December 2003 as though it occurred as of the beginning of the year.

Merger and Reverse Merger

On December 1, 2003, PMI Wireless, Inc., a private company, in a change of control, acquired 9,938,466 shares of International Wireless, Inc. common stock for $71,000 cash and the assumption of the Company’s liabilities, thereby obtaining control of the company. Simultaneously, the Company authorized a 30 for 1 reverse split. Subsequent to this split, PMI Wireless, Inc. controlled 84% of the outstanding common stock of the Company.

On December 15, 2004, the Company reverse merged with Mound through the issuance of 1,256,000 shares of its common stock in exchange for all of the issued and outstanding shares of Mound. Prior to the merger, International Wireless, Inc. was a non-operating shell corporation. Pursuant to Securities and Exchange Commission rules, the merger of a private operating company (Mound) into a non-operating public shell corporation with nominal net assets (International Wireless, Inc.) is considered a capital transaction. Accordingly, for accounting purposes, the merger has been treated as a reverse merger of Mound with the Company and a recapitalization of the Company.

Going Concern Uncertainty and Management’s Plans

As reflected in the accompanying financial statements, the Company has current liabilities of $3,257,092 in excess of current assets resulting in negative working capital and an accumulated deficit of $6,008,555. Management is presently seeking to raise permanent equity capital in the capital markets or some form of long-term debt instrument to eliminate the negative working capital. Additionally, the Company is seeking to acquire additional profitable companies. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit. However, there are no assurances, that the Company will succeed in the obtaining of equity financing or some form of long-term debt instrument.

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

Net Loss Per Common Share

The Company computes per share amounts in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.

Business Combinations and Goodwill

In July 2001, the Financial Accounting Standards Board (“FSAB”) issued SFAS NO. 141, “Business Combinations”. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

In July 2001, the FASB issued SFAS NO. 142, “Goodwill and Other Intangible Assets”, which the company adopted during 2003. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 changes the accounting for long-lived assets to be held and used by eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment, by providing a probability weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of possible future cash flows and by establishing a primary-asset approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for long-lived assets to be held and used. SFAS No. 144 changes the accounting for long-lived assets to be disposed of other than by sale by requiring that the depreciable life of a long-lived asset to be abandoned be revised to reflect a shortened useful life and by requiring the impairment loss to be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. SFAS No 144 changes the accounting for long-lived assets to be disposed of by sale by requiring that discontinued operations no longer be recognized in a net realizable value basis (but at the lower of carrying amount or fair value less costs to sell), by eliminating the recognition of future operating losses of discontinued components before they occur and by broadening the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes from the rest of the entity.

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

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires employee compensation expense to be recorded (1) using the fair value method or (2) using the intrinsic value method as prescribed by accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB25”) and related interpretations with pro forma disclosure of what net income and earnings per share would have been if the Company adopted the fair value method. The Company accounts for employee stock based compensation in accordance with the provisions of APB 25. For non-employee options and warrants, the company uses the fair value method as prescribed in SFAS 123.

Allowance for Doubtful Accounts

It is the company’s policy to provide an allowance for doubtful accounts when it believes there is a potential for non-collectibility.

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

The asset, “Costs in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs on uncompleted contracts,” represents billings in excess of revenues recognized.

NOTE C - ACQUISITIONS

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

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004

NOTE C - ACQUISITIONS (CONTINUED)

The allocation of the purchase price for these acquisitions was as follows:

	Monarch	Evans	Karkela

Cash payment	$100,000	$5,000	$100,000
Promissory notes	$1,900,000		$1,400,000
Common stock shares	667,000	600,000	500,000
Value per share	$0.47	$0.47	$0.47
Total Common Stock	313,490	282,000	235,000
Total Purchase Price	$2,313,490	$287,000	$1,735,000

Fair value of net assets acquired:

Cash	$150,996	$114,016	$193,421
Loan receivable	202,965	78,157
Accounts receivable		637,060	1,446,951
Costs in excess of billings			73,897
Inventory	3,843,570	579,762	65,994
Property, plant and equipment	160,834	460,586	35,944
Other assets		39,446	73,086
Liabilities assumed	(2,556,762)	(1,622,027)	(1,325,049)
Goodwill	511,887		1,236,750
	$2,313,490	$287,000	$1,735,000

NOTE D - INVENTORY

Inventory consists of the following at December 31,

	2004	2003

Raw material	$959,692	$505,652
Work in process - manufacturing	125,658	113,540
Work in process - home construction	1,108,892
Land held for development	2,734,677
Finished goods	3,710
	$4,932,629	$619,192

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004

NOTE E - PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following at December 31,

	2004	2003	Years of Average Useful Life

Land	$317,400	$73,400
Leasehold improvements	44,724	33,134	5
Buildings	762,600	762,600	30
Furniture and fixtures	194,074	120,388	10
Machinery and equipment	950,587	397,580	10-15
Automotive equipment	331,061	105,618	7
	2,600,446	1,492,720
Less: accumulated depreciation	723,761	510,218
	$1,876,685	$982,502

NOTE F – BANK LINES OF CREDIT

A Company subsidiary has a $2,000,000 revolving line of credit with a bank through July 2005 of which $1,189,011 is available at December 31, 2004. The line bears interest at 1.85% plus the London InterBank Offered Rate (“LIBOR”). At December 31, 2004, the LIBOR was 3.10%. The line is limited to 80% of eligible accounts receivable plus 50% of eligible inventory. The line is collateralized by substantially all of the subsidiary’s assets and a $1,500,000 life insurance policy on the life of a stockholder. At December 31, 2004, the Company had an outstanding balance due of $810,989 on this line.

NOTE G - NOTES PAYABLE - LAND PURCHASES

The Monarch Homes, Inc. subsidiary acquires improved building lots for future home construction. The purchases are financed through a financial institution - Contractors Capital Corporation. At December 31, 2004, the Company’s outstanding indebtedness aggregated $1,965,698. The loans are secured by the land. See Note D - Inventory - land held for development. The notes bear interest at a rate of 2.5% to 3.0% and are repayable at the time the constructed homes are sold.

NOTE H - CONVERTIBLE PROMISSORY NOTE PAYABLE

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

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004

NOTE I - NOTES PAYABLE

Notes payable consist of the following at December 31.
	2004	2003
Note payable to bank due December 2009, payable in 59 monthly principal installments of $775 plus interest at prime (5.25% at December 31, 2004). The note is collateralized by substantially all of the subsidiary’s assets and a $1,500,000 life insurance policy on a Company stockholder.	$46,507

Notes payable to banks due February 2010 and March 2010, payable in 72 monthly installments of $734 and $284 including interest at 6.18% and 6.27%, respectively. The notes are collateralized by transportation equipment.	54,645

Mortgage notes payable to a bank due March 2017 and May 2017, payable in 180 monthly installments of $2,260 and $2,739 including interest at 7.50% and 7.25%, respectively. The notes are collateralized by buildings.	485,294	$508,700

Note payable to a bank due April 2006, payable in 60 monthly installments of $512 bearing no interest. The note was collateralized by transportation equipment and was paid-in-full in 2004.		16,386
	586,446	525,086
Less: current portion	45,133	29,450

Long-term portion	$541,313	$495,636
Notes payable consist of the following at December 31.

Minimum future principal payments on notes over the next five years and in the aggregate are as follows:

Year	Amount

2005	$45,133
2006	46,084
2007	47,765
2008	52,643
2009	54,738
Thereafter	340,083

Total	$586,446

NOTE J - NOTE PAYABLE TO AN INDIVIDUAL

In June 2004, an individual contributed four parcels of land to the Company in exchange for 200,000 shares of the Company’s common stock and the assumption of a note in the amount of $150,000. The note is non-interest bearing and has no specific repayment date.

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004

NOTE K - CAPITAL LEASE OBLIGATION

A subsidiary of the Company entered into a sale/leaseback arrangement with a bank in November 2004 for all of its property and equipment. The arrangement was for 36 monthly payments of $11,141 each including interest at an effective rate of 5.5% with a final payment of $40,500 due November 2007.

2004

Total minimum lease payments	$419,294
Less: amount representing interest	34,771
Net minimum lease payments	384,523
Less: current maturities	115,423

Long-term portion	$269,100

Minimum future lease payments as of December 31, 2004 were as follows:

Year	Amount

2005	$133,692
2006	133,692
2007	151,910

Total	$419,294

NOTE L - RELATED PARTY TRANSACTIONS

Advances to Related Party

Evans Columbus, LLC, acquired by the Company in December 2004, advanced the former owner a net amount of $78,157 to cover operating costs of the manufacturing facility owned by the former stockholders and currently leased to Evans Columbus, LLC.

Monarch Homes, Inc. acquired by the Company, in December 2004 has made a loan to a joint venture partnership in the amount of $202,965 in which Monarch’s former owner has a one third interest. The joint venture was created to construct a restaurant.

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

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004

NOTE M - STOCKHOLDERS’ EQUITY (DEFICIT)

PRE-STOCK SPLIT AND REVERSE MERGER (See Consolidated Statement of Stockholders’ Equity [Deficit])

During the three months ended March 31, 2003 the Company issued 220,080 shares of the Company’s common stock to a consultant for services provided at a price of $0.15 per share. Stock based compensation expense of $34,555 was recorded in connection with this issuance.

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

During the nine months ended September 30, 2003, the Company issued 268,000 shares to private placement holders had who had subscribed to the private placement at higher prices. The effect of this additional issuance was to reduce these holder’s purchase price basis to $0.10 per share.

In August 2003, the Board of Directors authorized an increase of the Company’s authorized shares from 50,000,000 to a maximum authorized of 100,000,000 shares and cancelled all outstanding options, warrants and private placement offerings. The shareholders ratified the increase at an August 29, 2003 shareholders’ meeting.

In August 2003, the Board of Directors issued 30,000,000 shares to First Union Venture Group, LLC as consideration for their performance of duties related to finalizing the Company’s affairs.

Reverse Merger

On December 1, 2003, the Company reverse merged with PMF Wireless, Inc., effected a 30 for 1 reverse split, readjusted the par value of its common stock and simultaneously changed its name to International Wireless, Inc. See Note A to the Financial Statements - Reverse Merger. In connection with the reverse merger, 9,938,466 shares of the Company’s common stock were issued for $71,000 in cash and the assumption of liabilities.

On December 10, 2003, the Company issued $1,256,000 shares of its common stock, at a value of $0.01 per share, in a reverse merger, to acquire Mound Technologies, Inc.

During the year 2004, the Company realized that the number of shares issued in connection with the reverse merger had to be adjusted. Accordingly, in 2004, 703,082 shares were issued to adjust the issuance of the reverse merger shares.

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004

NOTE M - STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

PRE-STOCK SPLIT AND REVERSE MERGER (CONTINUED)

(See Consolidated Statement of Stockholders’ Equity)

Reverse Merger (Continued)

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

NOTE N - INCOME TAXES

The Company has not elected as at December 31, 2004, to file a consolidated Federal income tax return. Accordingly, the only carry forward losses available to the Company are losses incurred in the parent corporation, Heartland, Inc., aggregating approximately $450,000 to offset future tax liabilities of the parent corporation. This net operating loss expires in 2019.

Temporary differences which give rise to deferred taxes are summarized as follows for the year ended December 31, 2004:

Timing difference relating to the payment of taxes due to

differences in tax and financial reporting fiscal year ends	$408,003
Net operating loss and other carry forwards	135,000
Valuation allowance	(135,000)
Net deferred tax	$408,003

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004

NOTE N - INCOME TAXES (CONTINUED)

The parent company has recorded a full valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized since the generation of future taxable income is not assured beyond a reasonable doubt.

There is no difference between the effective income tax rates for deferred income taxes from the statutory Federal income tax rate.

NOTE O - LITIGATION

In February, 2003, a judgment in the amount of $28,750 was entered against the Company for unpaid rent on behalf of Graham Paxton, the former President and CEO of the Company as part of his employee benefit plan.

In March, 2003, a judgment in the amount of $99,089, including $50,000 security deposit replenishment, was entered against the Company for breach of contract for non-payment of rent on the Company’s former office facility in Woburn, Massachusetts. The Company is contingently liable for the balance of the lease in the total amount of $428,000 through the lease expiration date of July 31, 2005. No provision for this contingency has been recorded since in the opinion of management, it is not probable that any loss will be incurred.

NOTE P - OPERATING SEGMENTS

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

The segments’ accounting policies are the same as those described in the Summary of Significant Accounting Policies. The Company’s reportable business segments are strategic business units that offer different products and services. Each segment is managed separately because they require different technologies and market to different classes of customers.

	Reportable Segments
Year ended December 31, 2004:	Parent Company	Steel Fabrication	Manufacturing	Construction and Property Management	Total
REVENUES (there are no inter-segment revenues)		$7,386,678	$7,924,178	$34,696,908	$50,007,763
NET INCOME (LOSS)	$(476,129)	112,448	(118,098)	811,568	329,789
Total assets	383,594	2,646,848	2,011,062	8,656,980	13,695,484
OTHER SIGNIFICANT ITEMS
Depreciation expense		21,729	115,181	102,622	239,532
Interest expense	18,886	5,256	59,155	82,421	165,718
Expenditures for assets		56,776	405,000	$34,091	495,867

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004

NOTE P - OPERATING SEGMENTS (CONTINUED)

	Reportable Segments
Year ended December 31, 2003:	Steel Fabrication	Manufacturing	Construction and Property Management	Total
REVENUES (there are no inter-segment revenues)	$4,428,836			$4,428,836
NET INCOME (LOSS)	(1,510,450)			(1,510,450)
Total assets	2,730,819			2,730,819
OTHER SIGNIFICANT ITEMS
Depreciation expense	64,400			64,400
Interest expense	351,801			351,801
Expenditures for assets			$349,000	349,000

NOTE Q - COMMITMENTS AND CONTINGENCIES

As indicated in Note C - Acquisitions, the Company is liable for interest and promissory notes if not paid by the due dates and additional shares of stock if the common stock of the Company is not trading at a minimum of $4 and $5 per share in December 2005.

In June of 2004, an individual, in an exchange for 200,000 shares of the Company’s stock and the assumption of a note for $150,000, transferred four parcels of land to the Company with an appraised value of $600,000. One of the parcels was given as collateral to the Internal Revenue Service for unpaid payroll taxes relating to the Mound Technologies acquisition in 2003.

A subsidiary of the Company leases its manufacturing facility from a related party. The lease calls for monthly lease payments of $20,000 and expires on September 30, 2007. Renewal options are for four terms of five years each. The subsidiary has guaranteed the related party’s obligation under its mortgage obligation on the facility. Management believes that the value of the premises pledged as collateral for the guaranteed obligation are in excess of any future amount of the payments that may be required pursuant to the terms of the guarantee. Minimum future lease payments under the lease are as follows:

For the Years Ending December 31	Amount

2005	$240,000
2006	240,000
2007	180,000

Total	$660,000

Three of the facilities are rented on a month to month basis from stockholders of the Company.

Rent expense amounted to $522,782 for the year ended December 31, 2004.

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004

NOTE R - SUBSEQUENT EVENTS

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

The Company is also obligated under the terms of a five year lease terminating December 31, 2009 in Plymouth, Minnesota for annual rents of $26,624, $27,136, $27,648, $28,160 and $28,672, respectively. Under the terms of the lease the Company is responsible for a pro rata share of real estate taxes and operating expenses as additional rental.

NOTE S - RESTATEMENTS

The financial statements for 2004 and 2003 have been restated in order to account for the issuance of 1,256,000 shares of common stock in exchange for all the issued and outstanding shares of Mound as a capital transaction equivalent to the issuance of stock by Mound for the net monetary assets of the Company accompanied by a recapitalization. Accordingly no goodwill has been recorded and the accumulated deficit of the Company after the transaction is equal to the accumulated deficit of Mound. The accumulated deficit of the Company at the date of acquisition was eliminated with an offsetting entry to additional paid-in capital. The operations for 2003 reflect the operating results of Mound. Additionally, 2004 operations have been restated to correct a transposition for billings relating to uncompleted contracts whereby costs in excess of billings and billings in excess of costs were overstated and understated by $70,540 each. The effect upon 2004 was to increase sales and net income by $11,080 since the major portion of the transposition relates to prior years.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

All decisions to change accountants were approved by our Board of Directors.

There have been no disagreements between the Company and Meyler & Company, LLC (“MC”) in connection with any services provided to us by each of them for the periods of their engagement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

No accountant’s report on the financial statements for the past two years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except such reports did contain a going concern qualification; such financial statements did not contain any adjustments for uncertainties stated therein. In addition, MC did not advise the Company with regard to any of the following:

1.	That internal controls necessary to develop reliable financial statements did not exist; or

2.	That information has come to their attention, which made them unwilling to rely on management’s representations, or unwilling to be associated with the financial statements prepared by management; or

3.

That the scope of the audit should be expanded significantly, or information has come to the accountant’s attention that the accountant has concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent audited financial statements, and the issue was not resolved to the accountant’s satisfaction prior to its resignation or dismissal. During the most recent two fiscal years and during any subsequent interim periods preceding the date of each engagement, we have not consulted MC regarding any matter requiring disclosure under Regulation S-K, Item 304(a)(2).

Item 8A.	Controls and Procedures

The Corporation maintains and is currently undertaking actions to improve disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation’s disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses that are not being addressed in the actions currently being taken to improve our disclosure controls and procedures, particularly in areas such as contract, securities sales, expense and press release review and authorization, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this report in that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the current fiscal year. There were no changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 8B.	Other Information

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

Name	Age	With Company Since	Director/Position
Trent Sommerville	37	12/2003	Chief Executive Officer, Chairman of the Board, and Director

Jerry Gruenbaum	50	12/2001	Secretary, General Counsel, Director, and Chief Financial Officer

Kenneth B. Farris	45	01/2004	Director

Jeff Brandeis	49	04/2004	President

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

DR. KENNETH B. FARRIS was appointed a director of the Company on January 8, 2004. Dr. Farris, a resident of New Orleans, Louisiana is a graduate of Tulane University’s School of Medicine where he received his MD and MPH degrees in1975. He is a graduate of Carnegie-Mellon University where he received his BS degree in 1971. Dr. Farris is board certified in Pathology. He has been teaching at Tulane University School of Medicine since 1975 where he has received numerous awards for outstanding teaching. Since 1991 he has held the position of Clinical Associate Professor, Department of Pathology and Clinical Associate Professor Department of Pediatrics. In addition, Dr Ferris holds the position of Director of Pathology at West Jefferson Medical Center in Marrero, Louisiana, and Medical Director, Laboratory at Pendleton Memorial Methodist Hospital. Dr. Farris is a member of various medical societies and has published extensively. Among his many accomplishments in his field, as of 1982 he holds the position of Laboratory Accreditation Program Inspector for the College of American Pathologists. He is a founding member and past President of the Greater New Orleans Pathology Society. He is currently a Delegate to the House of Delegates to the American Medical Association. He has held various positions including past President, Speaker to the House of Delegates, member of the Board of Governors and a current Delegate to the House of Delegates to the Louisiana State Medical Society. He has held the position of President, Vice President, Secretary and Treasurer for the Tulane Medical Alumni Association. He is a former Drug Control Crew Chief to the United States Olympic Committee.

JEFF BRANDEIS was appointed President of the Company on April 20, 2004. Mr. Brandeis, a resident of Oldsmar, Florida, is a graduate of Baruch College in New York City with a BBA degree, and a graduate of Long Island University - CW Post, in New York with a MBA degree in Taxation. Mr. Brandeis worked five years combined at KPMG Peat Marwick, LLP and Hertz Herson CPA’s, a midsize CPA firm in New York City in their tax departments. Over the past twenty 20 years, he has had a very successful career in sales and sales management for a multi billion dollar corporation. He has extensive experience managing and directing a sales staff that sold tax software, Engagement software, Practice Management, along with other financial accounting tools to major Accounting firms and corporations. This includes not only managing their activities, but includes budgeting, forecasting planning, compensation plans.

Our bylaws currently provide for a board of directors comprised of such number as is determined by the Board.

On June, 17, 2004 Mr. Craig A. Pietruszewski, who had served as our CFO from April 20, 2004 resigned and Mr. Gruenbaum assumed the CFO position.

Family Relationships

None.

Board Committees

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

See “Executive Officers of the Registrant” in Part I of this report for information regarding the executive officers of the company, which is incorporated by reference in this section.

The following table sets forth compensation paid to the most highly compensated executive officers for the fiscal years ended December 31, 2003 and 2004.

Name/ Position	Year	Salary	Bonus	Stock	Other	Total
Trent Sommerville	2004	$164,976	$0	$0	$0	$164,976
Chairman and CEO	2003	$0	$0	$0	$0	$0
Jerry Gruenbaum	2004	$109,500	$0	$25,000	$0	$134,500
Secretary, General Counsel,	2003	$0	$0	$0	$0	$0
and Chief Financial Officer
Jeff Brandeis	2004	$0	$0	$0	$0	$0
President (1)

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

Indemnification

Under the Company’s Articles of Incorporation and its Bylaws, the Company may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a matter he reasonably believed to be in the Company’s best interest. The Company may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, the Company must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Maryland.

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

The following table sets forth as of March 25, 2005, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

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

Security Ownership of Beneficial Owners (1):

Title of Class	Name	Shares		Percent
Common Stock	The Good One Inc.	1,700,000	(2)	8.61%

	Lavonne Adams	1,155,000		5.85%

	John Zavoral	1,000,000		5.01%

	First Union Venture Group, LLC	1,500,000	(3)	5.60%

Security Ownership of Management:

Title of Class	Name	Shares		Percent

Common Stock	Trent Sommerville	4,500,100		22.79%

	Jerry Gruenbaum	1,000,000	(4)	5.01%

	Jeffrey Brandeis	360,000		1.82%

	Kenneth B. Farris	50,000		0.25%

	Thomas Miller	1,200,000		6.08%

All Directors and Executive Officers as a group (5 persons)		7,110,100		36.01%

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

3.1

Certificate of Incorporation of Origin Investment Group, Inc. as filed with the Maryland Secretary of State on April 6, 1999, incorporated by reference to the Company’s Registration Statement on Form 10-KSB filed with the Securities and Exchange Commission on August 16, 1999.

3.2

Amended Certificate of Incorporation of International Wireless, Inc. as filed with the Maryland Secretary of State on June 12, 2003, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2003.

3.3

Amended Certificate of Incorporation of International Wireless, Inc. to change name to Heartland, Inc. as filed with the Maryland Secretary of State on June 12, 2003, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2004.

3.4	Bylaws of Origin Investment Group, Inc., incorporated by reference to the Company’s Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 16, 1999.

10.1

Acquisition Agreement between Evans Columbus, LLS (“Evans”) and Heartland to acquire Evans dated December 30, 2004, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005.

10.2

Acquisition Agreement between Karkela Construction, Inc. (“Karkela”) and Heartland to acquire Karkela dated December 31, 2004, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2005.

10.3

Acquisition Agreement between Monarch Homes, Inc. (“Monarch”) and Heartland to acquire Monarch dated December 30, 2004, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005.

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

The Company filed a Form 8-K on June 15, 2004 relating to changing the name of the Company from International Wireless, Inc. to Heartland, Inc.

The Company filed a Form 8-K on June 17, 2004 relating to an Agreement to acquire four commercial parcels of real estate. Also, Craig Pietruszewski resigned as the Registrant’s CFO and Jerry Gruenbaum, the Company’s Secretary and General Counsel was appointed CFO in the interim.

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

(i) Audit Fees

FIRM	FISCAL YEAR 2003	FISCAL YEAR 2004

Meyler & Company, LLC	$ 50,000.00	$ 100,000.00 (1)

(ii) Audit Related Fees

None

(iii) Tax Fees

None

(iv) All Other Fees

None

TOTAL FEES

FIRM	FISCAL YEAR 2003	FISCAL YEAR 2004

Meyler & Company, LLC	$ 50,000.00	$ 100,000.00 (1)

(1)	Based on latest information available on March 30, 2005, the date this report was filed. Final numbers may end up higher.

AUDITFEES.

Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES.

Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” There were no Audit-Related services provided in fiscal 2004 or 2003.

TAX FEES.	Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES.	Consists of fees for products and services other than the services reported above.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company’s Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, and tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company’s Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

HEARTLAND INC.

(Registrant)

Date: July 5, 2005	By: /s/ TRENT SOMMERVILLE

Trent Sommerville

Chief Executive Officer and

Chairman of the Board

Date: July 5, 2005	By: /s/ JEFFREY BRANDEIS

Jeffrey Brandeis

President

Date: July 5, 2005	By: /s/ JERRY GRUENBAUM

Jerry Gruenbaum, Esq.

Secretary, Chief Financial

Officer,General Counsel and

Director

Date: July 5, 2005	By: /s/ Dr. KENNETH B. FARRIS

Dr. Kenneth B. Farris

Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Trent Sommerville	Trent Sommerville	CEO & Chairman	July 5, 2005
of the Board

/s/Jeffrey Brandeis	Jeffrey Brandeis	President	July 5, 2005

/s/Jerry Gruenbaum	Jerry Gruenbaum	CFO, Secretary	July 5, 2005
& Director

/s/ Kenneth B. Farris	Kenneth B. Farris	Director	July 5, 2005