Form 10KSB/A
period 2004-12-31
HEARTLAND, INC.
filed 2005-08-03
CIK 1084415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A-2

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

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the registrant as of August 2, 2005, was approximately: $7,420,765 at $0.52 price per share. Number of shares of the registrant’s common stock outstanding as of August 2, 2005 was: 21,380,801.

Transfer Agent as of August 2, 2005:	Securities Transfer Corporation

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

Mound Technologies, Inc., a wholly owned subsidiary of the Company, leases its manufacturing facility from Mound Properties, an organization owned by the President of Mound Technologies, Inc.  The financial institution, which has a mortgage on the property, has obtained a foreclosure judgment on the property and the owners of Mound Technologies, Inc.

Other than the matter above, there is no other past, pending or, to the Company's knowledge, threatened litigation or administrative action which has or is expected by the Company's management to have a material effect upon our Company's business, financial condition or operations, including any litigation or action involving our Company's officers, directors, or other key personnel.

On our previous filings we reported that on February 20, 2003 a judgment in the amount of $28,750 was entered against the Company for unpaid rent on behalf of Graham Paxton, the former President and CEO of the Company as part of his employee benefit plan. Since the date of our last report, a settlement for the above judgment plus other potential contingent liabilities to Mr. Paxton have been settled for 75,000 newly issued shares of the Company.

On our previous filings we reported that on March 31, 2003, a judgment in the amount of $99,089, including $50,000 security deposit replenishment, was entered against the company for breach of contract for non-payment of rent on the company's office facility in Woburn, Massachusetts. We further reported that the company is contingently liable for the balance of this lease in the total amount of $428,000 through the lease expiration date of July 31, 2005, and that to date the judgment has not been paid. This information was inaccurate. The above liability was the liability of International Wireless, Inc. a Delaware corporation and a former subsidiary of the Company. This liability is not the liability of Heartland, Inc.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 15, 2004, a majority of the shareholders of record by special meeting of the shareholders approved a change in the name of the Company from International Wireless, Inc. to Heartland, Inc.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On August 2, 2005, there were approximately 573 shareholders of record of our common stock. Our common stock currently available for trading on the NASDAQ OTC Electronic Bulletin Board under the symbol “HTLJ.OB.”

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

The closing bid price for the common stock as reported by the OTC Bulletin Board on August 2, 2005 was $0.52.

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

See also Note O as to contingent liability and Note S as to Restatements of Financial Statements from amounts previously reported.

/s/ Meyler & Company, LLC

Middletown, NJ

March 20, 2005

(Except for Notes O and S as to

Which the date is July 15, 2005.)

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
Adimo Manufacturing Company Acquisition:
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

NOTE O - LITIGATION

In February, 2003, a judgment in the amount of $28,750 was entered against the Company for unpaid rent on behalf of Graham Paxton, the former President and CEO of the Company as part of his employee benefit plan. On July 14, 2005, the judgment was settled for the issuance of 75,000 shares of the Company’s common stock.

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

JEFF BRANDEIS (Resigned July 21, 2005) was appointed President of the Company on April 20, 2004. Mr. Brandeis, a resident of Oldsmar, Florida, is a graduate of Baruch College in New York City with a BBA degree, and a graduate of Long Island University - CW Post, in New York with a MBA degree in Taxation. Mr. Brandeis worked five years combined at KPMG Peat Marwick, LLP and Hertz Herson CPA’s, a midsize CPA firm in New York City in their tax departments. Over the past twenty 20 years, he has had a very successful career in sales and sales management for a multi billion dollar corporation. He has extensive experience managing and directing a sales staff that sold tax software, Engagement software, Practice Management, along with other financial accounting tools to major Accounting firms and corporations. This includes not only managing their activities, but includes budgeting, forecasting planning, compensation plans.

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

The following table sets forth as of August 2, 2005, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

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

Security Ownership of Beneficial Owners (1):

Title of Class	Name	Shares		Percent
Common Stock	The Good One Inc.	1,700,000	(2)	7.95%

	Lavonne Adams	1,155,000		5.40%

	John Zavoral	1,000,000		4.68%

	First Union Venture Group, LLC	1,500,000	(3)	7.02%

Security Ownership of Management:

Title of Class	Name	Shares		Percent

Common Stock	Trent Sommerville	4,500,100		21.05%

	Jerry Gruenbaum	1,000,000	(4)	4.68%

	Jeffrey Brandeis	360,000		1.68%

	Kenneth B. Farris	50,000		0.23%

	Thomas Miller	1,200,000		5.61%

All Directors and Executive Officers as a group (5 persons)		7,110,100		33.25%

(1)

These tables are based upon 21,380,801 shares outstanding as of August 2, 2005 and information derived from our stock records. Unless otherwise indicated in the footnotes to these tables and subject to community property laws where applicable, we believes unless otherwise noted that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

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

HEARTLAND INC.

(Registrant)

Date: August 2, 2005	By: /s/ TRENT SOMMERVILLE

Trent Sommerville

Chief Executive Officer and

Chairman of the Board

Date: August 2, 2005	By: /s/ JERRY GRUENBAUM

Jerry Gruenbaum, Esq.

Secretary, Chief Financial

Officer,General Counsel and

Director

Date: August 2, 2005	By: /s/ Dr. KENNETH B. FARRIS

Dr. Kenneth B. Farris

Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Trent Sommerville	Trent Sommerville	CEO & Chairman	August 2, 2005
of the Board

/s/Jerry Gruenbaum	Jerry Gruenbaum	CFO, Secretary	August 2, 2005
& Director

/s/ Kenneth B. Farris	Kenneth B. Farris	Director	August 2, 2005