Form 10QSB
period 2005-06-30
HEARTLAND, INC.
filed 2005-08-22
CIK 1084415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT

UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 2005

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

Number of shares of the registrant’s common stock outstanding as of August 22, 2005 was: 21,380,801

Traditional Small Business Disclosure Format: Yes ☐	No ☒

HEARTLAND, INC.

FORM 10-QSB

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,2005	December 31,
	(Unaudited)	2004

Current Assets:
Cash	$650,357	$578,354
Accounts receivable, net of allowance for doubtful accounts of $414,746 and $684,829 respectively	3,830,334	3,450,970
Costs in excess of billings on uncompleted contracts	508,148	187,621
Inventories	6,363,223	4,932,629
Prepaid expenses and other	130,511	117,255

Total Current Assets	11,482,573	9,266,829

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $834,976 and $723,761, respectively	1,788,029	1,876,685

Other Assets:
Advances to related party	251,122	281,122
Goodwill	1,748,637	1,748,637
Other	64,763	13,787

Total Other Assets	2,064,522	2,043,546

Total Assets	$15,335,124	$13,187,060

See accompanying notes to consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

	June 30, 2005	December 31,
	(Unaudited)	2004

Current Liabilities:
Bank lines of credit	$910,988	$810,989
Note payable – land purchase	2,616,681	1,965,698
Short-term loan from individual	100,000	-
Convertible promissory notes	1,680,700	1,026,550
Current portion of long-term notes payable	44,175	45,133
Current portion of capitalized lease obligation	115,423	115,423
Acquisition notes payable to related parties	3,250,000	3,300,000
Due to related parties	542,117	670,907
Accounts payable	3,629,262	2,864,312
Payroll taxes payable	630,413	693,630
Other accrued liabilities	1,095,809	484,955
Billings in excess of costs on uncompleted contracts	225,483	153,379
Customer deposits	96,700	21,068
Deferred income taxes	371,877	371,877
Total Current Liabilities	15,309,628	12,523,921

Long-term Debt:
Notes Payable, less current portion	519,777	541,313
Capitalized lease obligation, less current portion	212,100	269,100
Notes payable – individual	150,000	150,000
	881,877	960,413

Deferred income taxes	36,126	36,126

Shareholders’ Equity (Deficiency):
Preferred stock $0.001 par value, 5,000,000 shares authorized, none issued and outstanding Common stock $0.001 par value, 100,000,000 shares authorized, 20,976,071 and 18,244,801 issued and outstanding, respectively	20,976	18,244
Additional paid-in-capital	7,089,514	5,656,911
Accumulated deficit	(8,002,997)	(6,008,555)
Total Shareholders’ Equity (Deficit)	(892,507)	(333,400)

Total Liabilities and Shareholders’ Equity (Deficit)	$15,335,124	$13,187,060

See accompanying notes to consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Net Revenues	$9,400,719	$1,673,258	$17,639,141	$3,493,249

Costs and Expenses:
Cost of goods sold	8,050,021	1,511,555	15,317,090	2,875,016
General and administrative expenses	1,526,150	127,658	2,826,965	347,957
Stock based compensation	485,335	6,188	1,175,335	6,188
Depreciation and amortization	58,024	2,749	112,015	30,667
Total Costs and Expenses	10,119,530	1,648,150	19,431,405	3,259,828

Income (Loss) from Operations	(718,811)	25,108	(1,792,264)	233,421

Other Income (Expense):
Rental income	39,051	38,569	78,102	97,781
Other income	4,791	439	5,988	439
Interest expense	(178,901)	(12,323)	(283,283)	(21,332)
Loss on disposal of equipment	-	(2,489)	-	(2,489)
Total Other Income (Expense)	(135,059)	24,196	(199,193)	74,399

Income (Loss) Before Income Taxes	(853,870)	49,304	(1,991,457)	307,820

Provision for Income Taxes	-	-	1,225	-

Net Income (Loss)	$(853,870)	$49,304	$(1,992,682)	$307,820

Earnings (Loss) per Share:
Basic	$(0.04)	$-	$(0.10)	$0.02
Diluted	$(0.04)	$-	$(0.10)	$0.02

Weighted Average Common and Common Equivalent Shares Outstanding	19,998,334	13,572,710	20,479,850	13,505,322

See accompanying notes to consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2005	2004

Reconciliation of Net Income (Loss) to Net Cash Flows Used in Operating Activities:
Net income (Loss)	$(1,992,682)	$307,820
Depreciation and amortization	112,015	30,667
Loss on disposal of equipment	-	2,489
Stock-based compensation	1,175,335	6,188
Changes in working capital:
Accounts receivable, trade, net	(379,364)	178,456
Costs in excess of billings on uncompleted contracts	(320,527)	-
Inventories	(1,430,594)	(182,614)
Prepaid expenses other	(13,256)	-
Other assets	(51,776)	-
Accounts payable	764,950	(233,204)
Payroll taxes payable	(63,217)	(71,251)
Other accrued liabilities	610,854	(19,993)
Billings in excess of costs on uncompleted contracts	72,104	(156,507)
Customer deposits	75,632	-

Net Cash Flow Used in Operating Activities	(1,440,526)	(137,949)

Investing Activities:
Purchases of property and equipment	(22,559)	(3,000)
Repayment of advances to related parties	30,000	-

Net Cash Flows Provided by (Used in) Investing Activities	7,441	(3,000)

See accompanying notes to consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2005	2004

Financing Activities:
Proceeds from issuance of common stock	$200,000	$197,500
Proceeds from issuance of convertible notes	714,150	-
Borrowing on line of credit	99,999	-
Borrowing for land purchases	650,983	-
Short-term loan from individual	100,000	-
Payments on acquisition notes payable to related parties	(50,000)	-
Advances received from related parties	73,000	-
Payments on obligations to related parties	(201,790)	-
Borrowing on notes payable	-	19,118
Payment on notes payable	(22,494)	(34,359)
Payments on capital lease obligation	(57,000)	-
Payment of dividends	(1,760)	-

Net Cash Provided by Financing Activities	1,505,088	182,259

Increase in Cash	72,003	41,310

Cash, beginning of period	578,354	4,923

Cash, end of period	$650,357	$46,233

See accompanying notes to consolidated financial statements.

HEARTLAND, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A – CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, The accompanying Unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and/or omitted. The results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the results of operations for the year ended December 31, 2005. The condensed financial statements should be read in conjunction with the Company’s financial statements included in its annual Form 10-KSB for the year ended December 31, 2004.

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE

During the quarter ended June 30, 2005 the Company entered into additional promissory notes aggregating $146,900. The notes bear interest at the rate of 10% per year and are due and payable one year from the date executed at which time the notes, at the option of the note holder, can be converted into common stock at $1.00 per share.

NOTE C - STOCKHOLDERS EQUITY

The Company issued 300,000 of its common stock to the former President in connection with a settlement Agreement. The shares were valued at $0.50 per share. Accordingly stock based compensation in the amount of $150,000 has been recoded in the financial statements.

The Company issued 60,000 of its common stock in connection with the conversion of Convertible Promissory Notes.

The Company issued 200,000 of its common stock for cash. The shares were sold at $1.00 per share.

The Company during the second quarter 2005, issued 671,270 shares of its common stock for consulting services. The shares were valued at $0.50 per share or $335,335 and accordingly this amount was recorded as stock based compensation.

NOTE D – GOING CONCERN

As reflected in the accompanying financial statements, the Company has current liabilities of $3,827,055 in excess of current assets resulting in negative working capital and an accumulated deficit of $8,002,987. Management is presently seeking to raise permanent equity capital in the capital markets or some form of long-term debt instrument to eliminate the negative working capital. Additionally, the Company is seeking to acquire additional profitable companies. Failure to raise equity or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit. However, there are no assurances, that the Company will succeed in the obtaining of equity financing or some form of long-term debt instrument.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OERATION.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

The interim financial statements have been prepared by Heartland, Inc. and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the most recent annual financial statements included in the Company's Form 10-KSB for the year ended December 31, 2004, have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the December 31, 2004 financial statements, the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended June 30, 2005 are not necessarily indicative of the operating results for the full fiscal year.

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

Unless the context indicates otherwise, the terms “Company,” “Corporate”, “Heartland,” and “we” refer to Heartland, Inc. and its subsidiaries. Our executive offices are located at 3300 Fernbrook Lane Plymouth, MN 55447, telephone number (763) 557-2900. Our Internet address is www.heartlandholdingsinc.com for the corporate information. Additionally, the following divisions of the company currently maintain Internet addresses: 1)Evans Columbus, www.evanscolumbusllc.com, 2)Monarch Homes, www.monarchhomesmn.com, 3) Karkela Construction, www.karkela.com and 4) Mound Technologies, www.moundtechnologies.com. The information contained on our web site(s) or connected to our website is not incorporated by reference into our Annual Report on Form 10-KSB and should not be considered part of this report.

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

The Company's original investment strategy when it was regulated as a business development company under the 1940 Act was to invest in a diverse portfolio of private companies that could be used to build an Internet infrastructure by offering hardware, software and/or services which enhance the use of the Internet. Prior to it's reverse merger with International Wireless, the Company identified two eligible portfolio companies with which they entered into agreements to acquire interests within such companies and to further invest capital in these companies to further develop their business. However, on each occasion and prior to each closing, the Company was either unable to raise sufficient capital to consummate the transaction or discovered information which modified its understanding of the eligible portfolio company's financial status to such an extent where it was unadvisable for it to continue and consummate the transaction. During the 2002 fiscal year, the Company entered into a definitive share exchange agreement and investment agreement with Vivocom, Inc., a San Jose, California based software company that had developed a proprietary all media switching system which enables all forms of data to be sent over a single IP channel. The Company intended on investing a minimum of three million two hundred and fifty thousand dollars ($3,250,000) within Vivocom over several months. Due to the Company's inability to raise this money, the share exchange never took place and the agreement terminated.

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

On December 27, 2004, the Company entered into an Acquisition Agreement to acquire one hundred percent (100%) of Monarch Homes, Inc. ("Monarch"), a Minnesota corporation with its corporate headquarters located in Ramsey, MN for five million dollars ($5,000,000). The acquisition price was made up of: 1) $100,000 at closing, 2) a promissory note of $1,900,000 payable on or before February 15, 2005 which, if not paid by that date, interest shall be due from then to actual payment at 8%, simple interest, compounded annually and 3) six hundred sixty-seven thousand (667,000) restricted newly issued shares of the Company’s common stock provided at closing. In the event the common stock of the Company is not trading at a minimum of $5.00 as of December 27, 2005, the Company is required to compensate the original Monarch shareholders for the difference in additional stock. As a result of this transaction, Monarch became a wholly owned subsidiary of the Company.

On December 30, 2004, the Company entered into an Acquisition Agreement to acquire one hundred percent (100%) of Evans Columbus, LLC ("Evans"), an Ohio limited liability company with its headquarters located in Blacklick, OH for three million five thousand dollars ($3,005,000). The acquisition price was made up of: 1) $5,000 at closing, and 2) six hundred thousand (600,000) restricted newly issued shares of the Company’s common stock provided at closing. In the event the common stock of the Company is not trading at a minimum of $5.00 as of December 30, 2005, the Company is required to compensate the original Evans shareholders for the difference in additional stock. As a result of this transaction, Evans became a wholly owned subsidiary of the Company.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004.

We are an operating conglomerate with operations in steel fabrication, manufacturing, construction and property management. Revenues for the three months and six months ended June 30, 2005 were $9,400,719 and $17,639,141, respectively, compared to $1,673,258 and $3,493,249 for the same periods in 2004. Total operating expenses were $10,119,530 and $19,431,405 for the three months and six months ended June 30, 2005, respectively, compared to $1,648,150 and $3,259,828 for the same periods in 2004. These increases in revenues and operating expenses were primarily due to the acquisition in December 2004 of Monarch Homes, Inc., Evans Columbus, LLC and Karkela Construction, Inc. Additionally, stock-based compensation relating to the granting of restricted shares to management and the issuance of restricted shares in payment of consulting fees contributed to the increased operating expenses.

Interest expense for the three months and six months ended June 30, 2005 was $178,901 and $283,283, respectively, compared to $12,323 and $21,332 for the same periods in 2004. The increases were primarily due to 1) long-term debt and capital leases of the three subsidiaries acquired in December 2004 mentioned above, 2) increased borrowings by Monarch Homes for the acquisition of additional land for development, and 3) the sale of additional convertible promissory notes by the parent company.

As a result, Net Income (Loss) was ($853,870) and ($1,992,682) for the three months and six months ended June 30, 2005, respectively, compared to $49,304 and $307,820 for the same periods in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was ($1,440,526) for the six months ended June 30, 2005. This was primarily related to operating losses and additional inventories of land and work-in-process in the construction businesses, offset in part by additional trade financing. The deficit was financed by sales of restricted shares totaling $200,000 and net borrowings of $1,303,328 during the six months ended June 30, 2005.

Total short-term and long-term debt at June 30, 2005 was $10,141,961 and total shareholders’ equity (deficiency) was ($892,507).

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, capital expenditures, expansion and upgrading of existing facilities, as well as for financing receivables from customers. Additionally, our auditors, in their opinion on our financial statements for the year ended December 31, 2004 issued a “going concern” qualification to their report dated March 20, 2005. We believe that cash generated from operations, together with our bank credit lines, and cash on hand, will provide us with a majority of our liquidity to meet our operating requirements. We believe that the combination of funds available through future anticipated financing arrangements, as discussed below, coupled with forecasted cash flows, will be sufficient to provide the necessary capital resources for our anticipated working capital, capital expenditures, and debt repayments for at least the next twelve months.

We are seeking to raise up to $20 million of additional capital from private investors and institutional money managers in the next few months, but there can be no assurance that we will be successful in doing so. If we are not successful in raising any of this additional capital, our current cash resources may not sufficient to fund our current operations.

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

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, capital expenditures, expansion and upgrading of existing facilities, as well as for financing receivables from customers. During the six months ended June 30, 2005, the Company has not engaged in:

- Material off-balance sheet activities, including the use of structured finance or special purpose entities;

- Trading activities in non-exchange traded contracts; or

- Transactions with persons or entities that benefit from their non-independent relationship with the Company.

Inflation

We are subject to the effects of inflation and changing prices. As previously mentioned, we experienced rising prices for steel and other commodities during fiscal 2004 and for the first six months of 2005 that had a negative impact on our gross margins and net earnings. In the remainder of fiscal 2005, we expect average prices of steel and other commodities to be higher than the average prices paid in fiscal 2004 and for the first six months of 2005. We will attempt to mitigate the impact of these anticipated increases in steel and other commodity prices and other inflationary pressures by actively pursuing internal cost reduction efforts and introducing price increases.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on us.

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

Steel Fabrication

Mound Technologies, Inc. (“Mound”) was incorporated in the state of Nevada in November of 2002, with its corporate offices located in Springboro, Ohio. This business includes a Steel Fabrication (“Steel Fabrication”), and a Property Management Division (“Property Management”).

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

Competition overall in the U.S. steel fabrication industry has been reduced by approximately 50% over the last few years due to economic conditions leading to the lack of sustained work. The number of regional competitors has gone down from ten (10) to three (3) over the past five years. Larger substantial work projects have declined dramatically with the downturn in the economy. Given the geographical operating territory of the Company, foreign competition is not a major factor. In addition to competition, steel pricing represents another significant challenge. The cost of steel, our highest input cost, has seen significant increases in recent years. The Company hopes to manage this challenge by stockpiling the most common steel component products and incorporating price increases in job pricing as deemed appropriate.

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

Monarch Homes, Inc., (“Monarch”) located in Ramsey, MN, was acquired in December 2004, is a builder of custom residential homes in the state of Minnesota. Our domestic homebuilding operations currently involve the purchase and development of land or lots and the construction and sale of single-family homes, town homes and low-rise condominiums. Monarch was founded in 1995 and had annual sales of approximately $23 million during 2004. Over the course of the past ten years, Monarch has become one of the region's premier builders of quality homes in planned communities in the northern and northwestern suburbs of Minneapolis and St. Paul, Minnesota.  In fiscal 2004, Monarch sold 87 homes, including first-time, move-up and, in some markets, custom homes, ranging in price from approximately $160,000 to $600,000. The average sales price in fiscal 2004 was approximately $275,000.

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

Manufacturing

Evans Columbus, LLC, (“Evans”) acquired in December 2004, manufactures 55-gallon steel drums at a production rate of approximately 3,000 drums per day. Evans, which was founded in 1955, generated revenues of approximately $8 million in 2004. Manufacturing is carried out in a fully equipped 70,000 square foot facility located in Columbus, Ohio. This facility is able to do various coated products as well as standard painted drums. Prior to its acquisition by Heartland, Evans Columbus was a family owned and operated business.

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

Collectively, our officers and directors on a fully diluted basis beneficially own voting rights to 6,750,100 or 31.57% of our outstanding voting stock as of August 22, 2005. As such, our officers and directors have a significant voice in the control the outcome of all matters submitted to a vote by the holders of our voting stock, including the election of our directors, amendments to our certificate of incorporation and approval of significant corporate transactions. Additionally, our officers and directors could delay, deter or prevent a change in our control that might be beneficial to our other stockholders.

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

Employees

As of June 30, 2005, we employed 101 employees. From time to time, we also retain consultants, independent contractors, and temporary and part-time workers.

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

Mound Technologies, Inc., a wholly owned subsidiary of the Company, leases its manufacturing facility from the Receivership of Mound Properties, LP in Springboro, Ohio for a month to month term which began January 2005 at a monthly rent of $16,250. Each party has the right to terminate this lease with 30 days notice. Under the terms of the lease, the Company is responsible for utilities, personal property taxes, repairs and maintenance. The property is in the process of being sold and refinanced and a new lease will be arranged with the Company.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 12, 2005 the company issued 300,000 shares to Jeffrey Brandeis, its former president, as a complete settlement of an employment contract dispute.

On April 29, 2005 the company issued 7,500 shares to Gerald Aaron for consulting fees.

On April 29, 2005 the company issued 200,000 shares to Ross Haugen for consulting fees.

On April 29, 2005 the company sold 150,000 shares to an investor in a private placement.

On April 29, 2005 the company sold 25,000 shares to an investor in a private placement.

On April 29, 2005 the company issued 100,000 shares to International Monetary Resources for consulting fees.

On May 25, 2005 the company issued 15,000 shares to Smallcapinvoice.com for consulting fees.

On May 27, 2005 the company issued 216,670 shares to John E. Gracik for consulting fees.

On May 27, 2005 the company issued 9,600 shares to Steven Gracik for consulting fees.

On May 27, 2005 the company issued 15,000 shares to Nicholas T. Pappas for consulting fees.

On May 27, 2005 the company issued 20,000 shares to David Yeomans for consulting fees.

On May 31, 2005 the company issued 60,000 shares to investors for conversion of promissory notes.

On June 6, 2005 the company issued 60,000 shares to First Equity Group, Inc. for consulting fees.

On June 14, 2005 the company sold 25,000 shares to an investor in a private placement.

On June 30, 2005 the company issued 27,500 shares to John E. Gracik for consulting fees.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit 31.1	Certification of Trent Sommerville, Chairman & Chief Executive Officer
Exhibit 31.2	Certification of Roland Fink, Chief Financial Officer

Exhibit 32.1	Certification of Trent Sommerville, Chairman & Chief Executive Officer
Exhibit 32.2	Certification of Roland Fink, Chief Financial Officer

(b)	Reports on Form 8-K:

Three Months Ended June 30, 2005

The Company filed a Form 8-K/A on June 29, 2005 relating to a Form 8-K filed on January 4, 2005 which relate to events taken place on December 30, 2004 for the acquisition by the Company of Evans Columbus LLC.

The Company filed a Form 8-K/A on June 30, 2005 relating to a Form 8-K filed on January 4, 2005 which relate to events taken place on December 27, 2004 for the acquisition by the Company of Monarch Homes, Inc.

The Company filed a Form 8-K/A on June 30, 2005 relating to a Form 8-K filed on January 6, 2005 which relate to events taken place on December 31, 2004 for the acquisition by the Company of Karkela Construction, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTLAND, INC.

(Registrant)

Date: August 22, 2005	By: /s/ TRENT SOMMERVILLE

Trent Sommerville

Chief Executive Officer and

Chairman of the Board

(Duly Authorized Officer)

Date: August 22, 2005	By: /s/ ROLAND FINK, CPA

Roland Fink, CPA

Chief Financial Officer

(Principal Financial

and Accounting Officer)