Form 10QSB/A
period 2005-06-30
HEARTLAND, INC.
filed 2005-09-13
CIK 1084415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Number of shares of the registrant’s common stock outstanding as of September 13, 2005 was: 21,858,962

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

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

	June 30, 2005	December 31,
	(Unaudited)	2004

Current Liabilities:
Bank lines of credit	$910,988	$810,989
Note payable – land purchase	2,616,681	1,965,698
Short-term loan from individual	100,000	-
Convertible promissory notes	1,680,700	1,026,550
Current portion of long-term notes payable	44,175	45,133
Current portion of capitalized lease obligation	115,423	115,423
Acquisition notes payable to related parties	3,250,000	3,300,000
Due to related parties	542,117	670,907
Accounts payable	3,629,262	2,864,312
Payroll taxes payable	630,413	693,630
Other accrued liabilities	1,095,809	484,955
Billings in excess of costs on uncompleted contracts	225,483	153,379
Customer deposits	96,700	21,068
Deferred income taxes	371,877	371,877
Total Current Liabilities	15,309,628	12,523,921

Long-term Debt:
Notes Payable, less current portion	519,777	541,313
Capitalized lease obligation, less current portion	212,100	269,100
Notes payable – individual	150,000	150,000
	881,877	960,413

Deferred income taxes	36,126	36,126

Shareholders’ Equity (Deficiency):
Preferred stock $0.001 par value, 5,000,000 shares authorized, none issued and outstanding Common stock $0.001 par value, 100,000,000 shares authorized, 20,976,071 and 18,244,801 issued and outstanding, respectively	20,976	18,244
Additional paid-in-capital	7,089,514	5,656,911
Accumulated deficit	(8,002,997)	(6,008,555)
Total Shareholders’ Equity (Deficit)	(892,507)	(333,400)

Total Liabilities and Shareholders’ Equity (Deficit)	$15,335,124	$13,187,060

See accompanying notes to consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Net Revenues	$9,400,719	$13,868,169	$17,639,141	$27,401,902

Costs and Expenses:
Cost of goods sold	8,050,021	12,581,482	15,317,090	24,757,446
General and administrative expenses	1,526,150	828,596	2,826,965	1,657,020
Stock based compensation	485,335	6,188	1,175,335	6,188
Depreciation and amortization	58,024	75,533	112,015	121,109
Total Costs and Expenses	10,119,530	13,491,799	19,431,405	26,541,763

Income (Loss) from Operations	(718,811)	376,370	(1,792,264)	860,139

Other Income (Expense):
Rental income	39,051	38,569	78,102	97,781
Other income	4,791	370	5,988	439
Interest expense	(178,901)	(39,760)	(283,283)	(70,678)
Loss on disposal of equipment	-	(2,489)	-	(2,489)
Total Other Income (Expense)	(135,059)	(3,310)	(199,193)	25,053

Income (Loss) Before Income Taxes	(853,870)	373,060	(1,991,457)	885,192

Provision for Income Taxes	-	109,413	1,225	145,798

Income (Loss) Prior to Adjustment for Pre- Acquisition Earnings of Subsidiaries	(853,870)	263,647	(1,992,682)	739,394

Elimination of Pre Acquisition Earnings	-	(214,343)	-	(431,574)

Net Income (Loss)	$(853,870)	$49,304	$(1,992,682)	$307,820

Earnings (Loss) per Share:
Basic	$(0.04)	$-	$(0.10)	$0.02
Diluted	$(0.04)	$-	$(0.10)	$0.02

Weighted Average Common and Common Equivalent Shares Outstanding	20,479,850	13,572,710	19,998,334	13,505,322

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004.

We are an operating conglomerate with operations in steel fabrication, manufacturing, construction and property management. Revenues for the three months and six months ended June 30, 2005 were $9,400,719 and $17,639,141, respectively, compared to $13,868,169 and $27,401,902 for the same periods in 2004. Total operating expenses were $10,119,530 and $19,431,405 for the three months and six months ended June 30, 2005, respectively, compared to $13,491,799 and $26,541,763 for the same periods in 2004. These declines were primarily a result of decreased contracts in the construction segment. The decline in operating expenses was not proportional to the decline in revenues due primarily to $1,175,335 in stock based compensation in 2005 relating to the granting of restricted shares to management and the issuance of restricted shares in payment of consulting fees.

Interest expense for the three months and six months ended June 30, 2005 was $178,901 and $283,283, respectively, compared to $39,760 and $70,678 for the same periods in 2004. The increases were primarily due to 1) increased borrowings by Monarch Homes for the acquisition of additional land for development, and 2) the sale of additional convertible promissory notes by the parent company.

As a result, Income (Loss) Prior to Adjustment for Pre-Acquisition Earnings of Subsidiaries was ($853,870) and ($1,992,682) for the three months and six months ended June 30, 2005, respectively, compared to $263,647 and $739,394 for the same periods in 2004.

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