Form 10QSB
period 2005-09-30
HEARTLAND, INC.
filed 2005-11-14
CIK 1084415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT

UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

HEARTLAND, INC.

(Exact name of small business issuer as specified in its charter)

Maryland --------------------------------	000-27045 --------------------------------	36-4286069 ----------------------------------------------
(State or other jurisdiction of incorporation or organization))	(Commission File Number)	(I.R.S. Employer Identification Number)

3300 Fernbrook Lane North, Suite 180

Plymouth, MN 55447

(Address of principal executive offices)

763.557.2900

(Issuer’s telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐	No ☒

Number of shares of the registrant’s common stock outstanding as of November 9, 2005 was: 22,655,971

Traditional Small Business Disclosure Format: Yes ☐	No ☒

HEARTLAND, INC.

FORM 10-QSB

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2005	December 31,
	(Unaudited)	2004

Current Assets:
Cash	$514,610	$578,354
Accounts receivable, net of allowance for doubtful accounts of $514,746 and $684,829 respectively	4,441,950	3,450,970
Costs in excess of billings on uncompleted contracts	282,770	187,621
Inventories	6,018,452	4,932,629
Prepaid expenses and other	66,620	117,255

Total Current Assets	11,324,402	9,266,829

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $887,599 and $723,761, respectively	1,762,380	1,876,685

Other Assets:
Advances to related party	238,122	281,122
Goodwill	1,748,637	1,748,637
Other	118,652	13,787

Total Other Assets	2,105,411	2,043,546

Total Assets	$15,192,193	$13,187,060

See accompanying notes to consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

	September 30, 2005	December 31,
	(Unaudited)	2004

Current Liabilities:
Bank lines of credit	$1,062,509	$810,989
Note payable – land purchase	2,319,484	1,965,698
Convertible promissory notes	1,650,700	1,026,550
Current portion of long-term notes payable	45,405	45,133
Current portion of capitalized lease obligation	120,273	115,423
Acquisition notes payable to related parties	3,250,000	3,300,000
Due to related parties	467,818	670,907
Accounts payable	3,474,644	2,864,312
Payroll taxes payable	620,189	693,630
Other accrued liabilities	949,205	484,955
Billings in excess of costs on uncompleted contracts	99,252	153,379
Customer deposits	120,311	21,068
Deferred income taxes	207,559	371,877
Total Current Liabilities	14,387,349	12,523,921

Long-term Debt:
Notes Payable, less current portion	505,904	541,313
Capitalized lease obligation, less current portion	178,279	269,100
Notes payable – individual	150,000	150,000
	834,183	960,413

Deferred income taxes	36,126	36,126

Shareholders’ Equity (Deficiency):
Preferred stock $0.001 par value, 5,000,000 shares authorized, none issued and outstanding Common stock $0.001 par value, 100,000,000 shares authorized, 22,366,004 and 18,244,801 issued and outstanding, respectively	22,366	18,244
Additional paid-in-capital	7,669,090	5,656,911
Accumulated deficit	(7,756,921)	(6,008,555)
Total Shareholders’ Equity (Deficiency)	(65,465)	(333,400)

Total Liabilities and Shareholders’ Equity (Deficiency)	$15,192,193	$13,187,060

See accompanying notes to consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Net Revenues	$14,265,935	$12,032,025	$31,905,076	$39,433,927

Costs and Expenses:
Cost of goods sold	12,589,580	10,486,193	27,906,670	35,243,639
General and administrative expenses	1,091,046	1,441,162	3,918,011	3,098,182
Stock based compensation	137,141	-	1,312,476	6,188
Depreciation and amortization	53,022	61,315	165,037	182,424
Total Costs and Expenses	13,870,789	11,988,670	33,302,194	38,530,433

Income (Loss) from Operations	395,146	43,355	(1,397,118)	903,494

Other Income (Expense):
Rental income	23,551	74,582	101,653	172,363
Other income	7,593	78	13,581	517
Interest expense	(180,214)	(35,202)	(463,497)	(105,880)
Loss on disposal of equipment	-	-	-	(2,489)
Total Other Income (Expense)	(149,070)	39,458	(348,263)	64,511

Income (Loss) Before Income Taxes	246,076	82,813	(1,745,381)	968,005

Provision for Income Taxes	-	109,413	1,225	255,211

Income (Loss) Prior to Adjustment for Pre-Acquisition Earnings of Subsidiaries	246,076	(26,600)	(1,746,606)	712,794

Elimination of Pre-Acquisition Earnings......	-	(154,422)	-	(585,996)

Net Income (Loss)	$246,076	$(181,022)	$(1,746,606)	$126,798

Earnings (Loss) per Share:
Basic	$0.01	$(0.01)	$(0.09)	$0.01
Diluted	$0.01	$(0.01)	$(0.09)	$0.01

Weighted Average Common and Common Equivalent Shares Outstanding	21,569,131	14,170,063	20,531,423	13,728,884

See accompanying notes to consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2005	2004

Reconciliation of Net Income (Loss) to Net Cash Flows Used in Operating Activities:
Net income (loss)	$(1,746,606)	$126,798
Depreciation and amortization	165,037	46,444
Loss on disposal of equipment	-	2,489
Stock-based compensation	1,312,476	6,188
Changes in working capital:
Accounts receivable, trade, net	(990,980)	(874,921)
Costs in excess of billings on uncompleted contracts	(95,149)	(172,906)
Inventories	(1,085,823)	(5,558)
Prepaid expenses and other	50,635	-
Other assets	(56,064)	-
Accounts payable	610,332	278,633
Payroll taxes payable	(73,441)	(52,651)
Other accrued liabilities	464,250	21,824
Billings in excess of costs on uncompleted contracts	(54,127)	(91,859)
Customer deposits	99,243	-
Payment of income taxes	(164,318)	-

Net Cash Flows Used in Operating Activities	(1,564,535)	(715,519)

Investing Activities:
Purchases of property and equipment	(49,533)	(3,000)
Repayments received of advances made to related parties	43,000	-

Net Cash Flows Used in Investing Activities	(6,533)	(3,000)

See accompanying notes to consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30
	2005	2004

Financing Activities:
Proceeds from issuance of common stock	$593,825	$197,500
Proceeds from issuance of convertible notes	684,150	438,000
Borrowings on lines of credit	251,520	320,016
Borrowings for land purchases	353,786	-
Short-term loan from individual	100,000	-
Payments on acquisition notes payable to related parties	(50,000)	-
Advances received from related parties	73,000	-
Payments on obligations to related parties	(276,089)	-
Borrowing on notes payable	-	21,089
Payments on notes payable	(35,137)	(44,389)
Payments on capital lease obligation	(85,971)	-
Repayment of short-term loan from individual	(100,000)	-
Payment of dividends	(1,760)	-

Net Cash Provided by Financing Activities	1,507,324	932,216

Increase (Decrease) in Cash	(63,744)	213,697

Cash, beginning of period	578,354	4,923

Cash, end of period	$514,610	$218,620

See accompanying notes to consolidated financial statements.

HEARTLAND, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A – CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and/or omitted. The results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results of operations for the year ended December 31, 2005. The condensed financial statements should be read in conjunction with the Company’s financial statements included in its annual Form 10-KSB for the year ended December 31, 2004.

NOTE B - STOCKHOLDERS EQUITY

During the three months ended September 30, 2005 the Company sold 838,369 shares of common stock for aggregate proceeds of $393,825, for an average price per share of $0.47.

During the three months ended September 30, 2005 the Company issued 451,564 shares of common stock for services rendered, and recorded stock-based compensation expense of $137,141 related thereto.

Additionally, in July 2005 the Company issued 100,000 shares of common stock to an individual as a deposit on a proposed acquisition; a non-current asset of $50,000 was recorded relative to this item.

NOTE C – RELATED PARTY TRANSACTION

On August 14, 2005 the Company entered into a lease on behalf of its subsidiary Mound Technologies, Inc. for its manufacturing facility in Springboro, Ohio. The lessor who had purchased the property is a shareholder of the company. The lease provides for monthly rentals of $16,250 and expires in 5 years. In addition, under the lease the lessee is responsible for all maintenance and utilities.

NOTE D – GOING CONCERN

As reflected in the accompanying financial statements, the Company has negative working capital of $3,062,947 and an accumulated deficit of $7,756,921. The Company’s auditors, in their opinion on the Company’s annual financial statements for 2004 dated March 20, 2005, included a “going concern” qualification related to substantial doubt about the Company’s ability to continue as a going concern.

Management is presently seeking to raise permanent equity capital in the capital markets or some form of long-term debt instrument to eliminate the negative working capital. The Company filed a registration statement on Form SB-2 on October 13, 2005, proposing to raise up to an additional $66 million in equity capital. Failure to raise additional equity capital or to secure some other form of long-term debt arrangement would cause the Company to further increase its working capital deficit. There there can be no assurance that the Company will be successful in obtaining additional financing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OERATION.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

The interim financial statements have been prepared by Heartland, Inc. and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the most recent annual financial statements included in the Company's Form 10-KSB for the year ended December 31, 2004, have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the December 31, 2004 financial statements, the disclosures are adequate to make the information presented not misleading. The results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the operating results for the full fiscal year.

BACKGROUND

The company currently conducts operations in steel fabrication, construction and property management, and steel drum manufacturing. Mound Technologies, Inc. (steel fabrication) was acquired in December 2003. Karkela Construction, Inc. and Monarch Homes, Inc. (construction), and Evans Columbus, LLC (steel drum manufacturing) were acquired in December 2004. The discussion below compares the results from 2005 to the comparable periods in 2004, as if the 3 companies acquired in December 2004 had been acquired January 1, 2004.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

Revenues for the three months ended September 30, 2005 were $14,265,935 compared to $12,032,025, an increase of 18%. Income from operations was $395,146 for the three months ended September 30, 2005, compared to $43,355 for the same period in 2004. The improvement was primarily due improved sales and profitability in the steel fabrication segment.

Interest expense for the three months ended September 30, 2005 was $180,214 compared to $35,202 for the same period in 2004 due to increased borrowings.

Primarily as a result of these factors, net income (before elimination of earnings of subsidiaries prior to their acquisition) was $246,076 for the third quarter of 2005 compared to a loss of $(26,600) for the third quarter of 2004.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

Revenues for the nine months ended September 30, 2005 were $31,905,076 compared to $39,433,927 for the nine months ended September 30, 2004, a decrease of 19%. Income (loss) from operations for the nine months ended September 30, 2005 was a loss of $(1,397,118) compared to income of $903,494 during the same period in 2004. This decrease of $2,300,612 was primarily due reduced activity in the construction segment in 2005, and an increase of $1,306,288 in stock-based compensation charged against income due mainly to increased grants for compensation and consulting fees.

Interest expense for the nine months ended September 30, 2005 was $463,497 compared to $105,880 for the same period in 2004 due to increased borrowings.

Primarily as a result of these factors, the net income (loss) (before elimination of earnings of subsidiaries prior to their acquisition) was a loss of $(1,746,606) for the nine months ended September 30, 2005 compared to income of $712,794 for the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was ($1,564,535) for the nine months ended September 30, 2005. This was primarily related to operating losses, additional receivables in the steel fabrication and manufacturing businesses, and additional inventories of land and work-in-process in the construction businesses, offset in part by additional trade financing. The deficit was financed by sales of restricted shares totaling $593,825 and net borrowings of $1,168,348 during the nine months ended September 30, 2005.

Total short-term and long-term debt at September 30, 2005 was $9,600,372 and total shareholders’ equity (deficiency) was ($65,465).

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, capital expenditures, expansion and upgrading of existing facilities, as well as for financing receivables from customers. Additionally, our auditors, in their opinion on our financial statements for the year ended December 31, 2004 issued a “going concern” qualification to their report dated March 20, 2005. We believe that cash generated from operations, together with our bank credit lines, and cash on hand, will provide us with a majority of our liquidity to meet our operating requirements. We believe that the combination of funds available through future anticipated financing arrangements, coupled with forecasted cash flows, will be sufficient to provide the necessary capital resources for our anticipated working capital, capital expenditures, and debt repayments for at least the next twelve months.

The Company filed a registration statement on Form SB-2 on October 13, 2005, proposing to raise up to an additional $66 million in equity capital.

Seasonality

Our operations are subject to seasonal fluctuations, particularly the construction segment, located in Minnesota, which can be affected by the adverse weather conditions that can occur in that region.

Inflation

We are subject to the effects of inflation and changing prices. We experienced rising prices for steel and other commodities during fiscal 2004 and for the first nine months of 2005 that had a negative impact on our gross margins and net earnings. In addition, rising natural gas prices have hurt our results in the manufacturing area. In the remainder of fiscal 2005, we expect average prices of steel and other commodities to be higher than the average prices paid in fiscal 2004 and for the first nine months of 2005. We will attempt to mitigate the impact of these anticipated increases in steel and other commodity prices and other inflationary pressures by actively pursuing internal cost reduction efforts and introducing price increases.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2005 the Company sold an aggregate of 838,369 shares of common stock to investors in private placements.

On July 14, 2005 the company issued 75,000 shares to Graham Paxton in settlement of a judgement.

On July 18, 2005 the company issued 100,000 shares to Steve Persinger as a deposit on the acquisition of Persinger Equipment, Inc.

On August 19, 2005 the company issued 22,000 shares to John Gracik for consulting fees.

On August 31, 2005 the company issued 154,564 shares to Barbara Young, Young Technology Fund I and Young Technology Fund II in settlement of a dispute.

On September 23, 2005 the company issued 180,000 shares to Ross Haugen for consulting fees.

On September 27, 2005 the company issued 10,000 shares to Dolores Dear for consulting fees.

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

Three Months Ended September 30, 2005

The Company filed a Form 8-K on August 3, 2005 relating to entry into a binding Stock Purchase Agreement to acquire Persinger Equipment, Inc.

The Company filed a Form 8-K on September 22, 2005 relating to entry into a binding Acquisition Agreement to acquire Lee Oil Company, Inc., Lee Enterprises, Inc., and Lee’s Food Marts LLC.

The Company filed a Form 8-K on September 22, 2005 relating to entry into a binding Agreement for Purchase and Sale of Shares to acquire Ney Oil Company.

The Company filed a Form 8-K on September 27, 2005 relating to entry into a Letter of Intent to acquire NKR, Inc. d/b/a Ohio Valley Lumber.

The Company filed a Form 8-K on September 27, 2005 relating to entry into a binding Acquisition Agreement to acquire Schultz Oil Company, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTLAND, INC.

(Registrant)

Date: November 14, 2005	By: /s/ TRENT SOMMERVILLE

Trent Sommerville

Chief Executive Officer and

Chairman of the Board

(Duly Authorized Officer)

Date: November 14, 2005	By: /s/ ROLAND FINK

Roland Fink

Chief Financial Officer

(Principal Financial

and Accounting Officer)