Form 10KSB
period 2005-12-31
HEARTLAND, INC.
filed 2006-05-22
CIK 1084415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2005

HEARTLAND, INC.
(Name of small business issuer in its charter)

Maryland	36-4286069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

25 Mound Park Drive South
Springboro, Ohio 45066
(Address of principal executive offices) (Zip Code)

763.557.2900
(Issuer’s telephone no.)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes ☒  No

Issuer’s revenues for its most recent fiscal year ended December 31, 2005 were:	$40,674,714

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the registrant as of May 17, 2006, was approximately: $8,439,379 at $0.50 price per share. Number of shares of the registrant’s common stock outstanding as of May 17,2006 was: 25,128,858.

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

THE COMPANY

The Company was incorporated in the State of Maryland on April 6, 1999 as Origin Investment Group, Inc. (“Origin”). On December 27, 2001, the Company went through a reverse merger with International Wireless, Inc. Thereafter on January 2, 2002, the Company changed its name from Origin to International Wireless, Inc. On November 15, 2003, the Company went through a reverse merger with PMI Wireless, Inc. Thereafter in May 2004, the Company changed its name from International Wireless, Inc. to Heartland Inc., our current name.

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

Unless the context indicates otherwise, the terms “Company,” “Corporate”, “Heartland,” and “we” refer to Heartland, Inc. and its subsidiaries. Our executive offices are located at 25 Mound Park Drive South, Springboro, Ohio 45066, telephone number (763) 557.2900. Our Internet address is www.heartlandholdingsinc.com for the corporate information. Additionally, the following divisions of the company currently maintain Internet addresses:

•	Evans Columbus - www.evanscolumbusllc.com.
•	Monarch Homes - www.monarchhomesmn.com.
•	Karkela - www.karkela.com.
•	Mound Technologies - www.moundtechnologies.com.

The information contained on our web site(s) or connected to our web site is not incorporated by reference into this Annual Report on Form 10-KSB and should not be considered part of this report.

We classify our operations  into four reportable segments:

•	steel fabrication.
•	construction and property management.
•	Manufacturing.
•	agriculture (currently idle but available for future use).

A fifth segment called “other” consists of corporate functions. Sales of our segments accounted for the following approximate percentages of our consolidated sales for fiscal year 2005:

•	Steel Fabrication - 19%.
•	Construction and Property Management - 58%.
•	Manufacturing - 23%.

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

BUSINESS DEVELOPMENT

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

On August 29, 2003, a change in control of the Company occurred in conjunction with the naming Jerry Gruenbaum, Esq. of First Union Venture Group, LLC as attorney of record for the purpose of overseeing the proper disposition of the Company and its remaining assets and liabilities by any means appropriate, including settling any and all liabilities to the U.S. Internal Revenue Service and the Commonwealth of Massachusetts’ Attorney General’s office for unpaid wages.

In conjunction with naming Jerry Gruenbaum, Esq. of First Union Venture Group, LLC as attorney of record for the purpose of overseeing the proper disposition of the Company and its remaining assets and liabilities, the Company issued First Union Venture Group, LLC, a Nevada Limited Liability Company, Thirty Million (30,000,000) newly issued common shares as consideration for their services. In addition, the Company canceled any and all outstanding options, warrants, and/or debentures not exercised to date. The Company further nullified any and all salaries, bonuses, and benefits including severance pay and accrued salaries to Stanley A. Young and Michael Dewar.

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

On December 10, 2003, the Company entered into an Acquisition Agreement to acquire 100% of Mound Technologies, Inc. (“Mound”), a Nevada corporation with its corporate headquarters located in Springboro, Ohio. The acquisition was a stock for stock exchange in which the Company acquired all of the issued and outstanding common stock of Mound in exchange for 1,256,000 newly issued shares of its common stock. As a result of this transaction, Mound became a wholly owned subsidiary of the Company.

In May 2004, the Company changed its name from International Wireless, Inc. to our current name, Heartland, Inc.

On December 27, 2004, the Company entered into an Acquisition Agreement to acquire 100% of Monarch Homes, Inc. (“Monarch”), a Minnesota corporation with its corporate headquarters located in Ramsey, MN for $5,000,000. The acquisition price was made up of:

•	$100,000 at closing,
•
a promissory note of $1,900,000 payable on or before February 15, 2005 which, if not paid by that date, interest shall be due from then to actual payment at 8%, simple interest, compounded annually, and

•	six hundred sixty-seven thousand (667,000) restricted newly issued shares of the Company’s common stock provided at closing.

In the event the common stock of the Company not is trading at a minimum of $5.00 as of December 27, 2005, the Company was required to compensate the original Monarch shareholders for the difference in additional stock. As a result of the aforementioned, the Company has agreed to isssue the former Monarch shareholders 333,000 shares of common stock. Monarch is a wholly owned subsidiary of the Company.

On December 30, 2004, the Company entered into an Acquisition Agreement to acquire 100% of Evans Columbus, LLS (“Evans”), an Ohio corporation with its corporate headquarters located in Blacklick, OH for $3,005,000. The acquisition price was paid as follows:

•	$5,000 at closing, and
•	600,000 restricted newly issued shares of the Company’s common stock provided at closing.

In the event the common stock of the Company is not trading at a minimum of $5.00 as of December 30, 2005, the Company was required to compensate the original Evans shareholders for the difference in additional stock. As a result of the aforementioned, the Company is in dispute with Evans who claims as of January 2006 that his acquisition contract is null and void. Evans is a wholly owned subsidiary of the Company.

On December 31, 2004, the Company entered into an Acquisition Agreement to acquire 100% of Karkela Construction, Inc., a Minnesota corporation with its corporate headquarters located in St. Louis Park, MN for $3,000,000. The acquisition price consisted of the following:

•	$100,000 at closing,
•	a short term promissory note payable of $50,000 on or before January 31, 2005,
•
a promissory note of $1,305,000 payable on or before March 31, 2005 which, if not paid by that date, interest is due from December 31, 2004 to actual payment at 8%, simple interest, compounded annually and

•	500,000 restricted newly issued shares of the Company’s common stock provided at closing.

In the event the common stock of the Company is not trading at a minimum of $4.00 as of December 31, 2005, the Company was required to compensate the original Karkela shareholders for the difference in additional stock. As a result of the aforementioned, the Company issued the former Karkela shareholders 262,500 shares of common stock on March 15, 2006. Karkela is a wholly owned subsidiary of the Company.

On July 29, 2005, the Company entered into a binding Stock Purchase Agreement with Steven Persinger, an individual, to acquire all the issued and outstanding shares of common stock of Persinger Equipment, Inc., a Minnesota corporation (“Persinger”) for $4,735,000. The acquisition price consists of the following:

•	$2,000,000 in cash on or before February 1, 2006, and
•	$2,735,000, payable in cash or 911,667 non-restricted shares of common stock of the Company at the Company’s option payable at closing.

In the event the common stock of the Company is not trading at a minimum of $3.00 as of July 29, 2006, the Company is required to compensate Mr. Persinger for the difference in additional stock. In connection with the Stock Purchase Agreement, the Company and Mr. Persinger will enter into an employment agreement for a period of 5 years with an annual base salary of $120,000 per year, which includes various incentive based provisions. Also in connection with the Stock Purchase Agreement, Persinger will continue leasing from Mr. Persinger the real estate that Persinger operates in its business for as long as Mr. Persinger is employed by Persinger. Persinger has the right and option to purchase this real estate during Mr. Persinger’s employment for $600,000.

On September 12, 2005, the Company entered into a binding Agreement for Purchase and Sale of Shares with Calvin E. Bergman, Lynn E. Bergman, Jerry L. Bergman, Barbara A. Vance and Marvin Bergman, individually, to acquire all the issued and outstanding shares of common stock of Ney Oil Company, an Ohio corporation (“Ney Oil Company”) for $5,000,000. The acquisition price consisted of:

•	$3,000,000 at closing, and
•	1,333,300 shares of common stock of the Company valued three business days prior to the closing to not be less than $2,000,000.

In the event the value is less than $2,000,000, the number shall increase accordingly.

On September 12, 2005, the Company entered into a Letter of Intent with Terry Robbins, President of Ohio Valley Lumber, to acquire all the issued and outstanding shares of common stock of NKR, Inc, d.b.a. Ohio Valley Lumber, a Delaware corporation (“NKR”) for $8,000,000.00. The acquisition price was made up of:

•	$4,000,000 in cash,
•	2,000,000 shares of common stock of the Company and
•	$2,000,000 in cash for the reduction of NKR’s debt.

The Company is still negotiating the terms of the definitive documentation.

On September 21, 2005, the Company entered into a binding Acquisition Agreement with Terry L. Lee and Gary D. Lee, individually, to acquire all the issued and outstanding shares of common stock of Lee Oil Company, Inc., a Virginia corporation, Lee Enterprises, Inc., a Kentucky corporation and Lee’s Food Marts LLC, a Tennessee Limited Liability Company, (collectively hereinafter "Lee Oil Company") for $6,000,000.00. The acquisition price shall consist of:

•	$5,000,000.00 at closing and
•	$1,000,000.00, payable in common stock of the Company valued at the date of closing.

On September 26, 2005, the Company entered into a binding Acquisition Agreement with Robert Daniel, Karol K. Hart-Bendure, M. Lucille Daniel, and Joe M. Daniel, individually, to acquire all the issued and outstanding shares of common stock of Schultz Oil Company, Inc., an Ohio Corporation (“Schultz Oil Company”) for $3,500,000 consisting of $1,500,000 in cash at closing and 1,000,000 of common stock. In the event the common stock of the Company does not have a value of at least $2.00 as of September 26, 2007, the Company is required to compensate the shareholders for the difference with the issuance of additional shares.

(C) BUSINESS

Our mission is to become a leading diversified company with business interests in well established industries. We plan to successfully grow our revenues by acquiring companies with historically profitable results, strong balance sheets, high profit margins, and solid management teams in place. By providing access to financial markets, expanded marketing opportunities and operating expense efficiencies, we hope to become the facilitator for future growth and higher long-term profits. In the process, we hope to develop new synergies among the acquired companies, which should allow for greater cost effectiveness and efficiencies, thus further enhancing each individual company’s strengths. To date, we have completed acquisitions in the steel fabrication, residential and commercial construction, and steel drum manufacturing industries. Additionally, we have identified acquisition opportunities in gasoline distribution, lumber manufacturing, and equipment distribution.

We are headquartered in Plymouth, MN and currently trade on the OTC Bulletin Board under the symbol HTLJ.OB. Including the senior management team, we currently employs 101 people.

Currently, we operate four major subsidiaries in the following segments:

•	Mound Technologies, Inc. of Springboro, OH acquired in December 2003 (Steel Fabrication)
•	Evans Columbus, LLC of Columbus, OH acquired in December of 2004 (Steel Drum Manufacturing)

•	Monarch Homes, Inc. of Ramsey, MN, acquired in December of 2004 (Construction and Property Management).
•	Karkela Construction, Inc. of St. Louis Park, MN, acquired in December of 2004 (Construction and Property Management).

We have agreements or signed letters of intent to acquire these companies in the following segments:

•	Persinger’s Equipment, Inc. of Austin, MN (Agreement signed July 14, 2005) (Equipment Distributorship)
•	Lee Oil Company, Inc. of Middleboro, KY (Agreement signed September 21, 2005) (Gasoline Distribution)
•	Ney Oil Company of Ney, OH (Agreement signed September 12, 2005) (Gasoline Distribution)
•	Schultz Oil Company of Tifin, OH (Agreement signed September 26, 2005) (Gasoline Distribution)
•	Ohio Valley Lumber of Piketon, OH (Letter of Intent signed September 12, 2005) (Lumber manufacturing)

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

Competition within the steel industry, both in the United States and globally, is intense and expected to remain so. Mound competes with large U.S. competitors such as United States Steel Corporation, Nucor Corporation, AK Steel Holding Corporation, Ispat Inland Inc. and IPSCO Inc along with a number of local suppliers. The steel market in the United States is also served by a number of non-U.S. sources and U.S. supply is subject to changes in worldwide demand and currency fluctuations, among other factors.

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

ENVIRONMENTAL MATTERS

Mound’s operations are subject to a broad range of laws and regulations relating to the protection of human health and the environment. Mound expects to expend in the future, substantial amounts to achieve or maintain ongoing compliance with U.S. federal, state, and local laws and regulations, including the Resource Conservation and Recovery Act (RCRA), the Clean Air Act, and the Clean Water Act. These environmental expenditures are not projected to have a material adverse effect on Mound’s financial position or on Mound’s competitive position with respect to other similarly situated U.S. steelmakers subject to the same environmental requirements.

Construction and Property Management

a) Monarch Homes, Inc.

Monarch Homes, Inc., (“Monarch”) acquired in December 2004, is a builder of custom residential homes in the state of Minnesota. Monarch is located in Ramsey, MN, and was acquired in December of 2004. Our domestic homebuilding operations currently involve the purchase and development of land or lots and the construction and sale of single-family homes, town homes and low-rise condominiums. Monarch was founded in 1995 and had annual sales of approximately $23 million during 2004. Over the course of the past ten years, Monarch has become one of the region’s premier builders of quality homes in planned communities in the northern and northwestern suburbs of Minneapolis and St. Paul, Minnesota. In fiscal 2005, Monarch sold 55 homes, including first-time, move-up and, in some markets, custom homes, ranging in price from approximately $160,000 to $600,000. The average sales price in fiscal 2005 was approximately $275,000.

Our practice has been to acquire land, build homes on the land and sell the homes within 24 to 36 months from the date of land acquisition. Generally, this involves acquiring land that is properly zoned and is either ready for development or, to some degree, already developed. We control a substantial amount of our land, including lots and land to be developed into lots, through option agreements that we can exercise over specified time periods or, in certain cases, as the land or lots are needed. At December 31, 2005, Monarch owned approximately 50 lots and has eight to ten exclusive agreements with developers. Our growth strategy for Monarch has been focused primarily on organic growth opportunities through land acquisition and development in existing business units and markets.

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

b) Karkela Construction, Inc.

Karkela Construction, Inc. (“Karkela”) was acquired in December 2004 and is located in St. Louis Park, MN. Karkela was acquired in December 2004 and is a general contractor in the greater St. Paul and Minneapolis, Minnesota area specializing in commercial, industrial, hospitality or multi-family space. More specifically, Karkela is a designer and builder of custom office buildings for medical, financial and other service type businesses. Karkela was originally founded in 1983 and incorporated in 1990. During fiscal year 2005, Karkela had revenues of approximately $8.6 million. It is the intent of Heartland to expand that territory to include those geographies where the company can benefit from its reputation.

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

MANUFACTURING

Evans Columbus, LLC, (“Evans”) acquired in December 2004, manufactures 55-gallon steel drums at a production rate of approximately 3,000 drums per day. Evans, which was founded in 1955, generated revenues of approximately $9.3llion in 2005. Manufacturing is carried out in a fully equipped 70,000 square foot facility located in Columbus, Ohio. This facility is able to do various coated products as well as standard painted drums. Prior to its acquisition by Heartland, Evans Columbus was a family owned and operated business.

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

The Company is in dispute with the prior owners of Evans Columbus. The prior owners take the position that their agreement with the Company is null and void. The Company is in the process of attempting to find a resolution to the dispute.

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

GENERAL

The Company’s mission is to become a leading diversified company with business interests in well established industries.

In addition to the risks identified above the Company also faces risks of its own. The Company is reliant upon identifying, contracting and financing each acquisition it identifies. Since the Company is in its early stages, it may not be able to obtain the necessary funding to continue its growth plan. Additionally, the potential synergies identified with each of the acquisitions may not materialize to the extend, if at all, as initially identified.

Employees

As of May 17, 2006, we employed 100 employees. From time to time, we also retain consultants, independent contractors, and temporary and part-time workers.

We believe our relationship with our current employees is good. Our employees are not represented by a labor union. Our success is dependent, in part, upon our ability to attract and retain qualified management technical personnel and subcontractors. Competition for these personnel is intense, and we will be adversely affected if we are unable to attract key employees. We presently do not have a stock option plan for key employees and consultants.

Customers

Overall, our management believes that long-term we are not dependent on a single customer for any of the segments results. While the loss of any substantial customer could have a material short-term impact on a segment, we believe that our diverse distribution channels and customer base should reduce the long-term impact of any such loss.

ITEM 2. DESCRIPTION OF PROPERTY

The following properties are used in the operation of our business:

Our principal executive and administrative offices are located at 25 Mound Park Drive South, Springboro, Ohio 45066. Our phone number is (763) 557.2900. We lease approximately 39,000 square feet on a month to month lease for $8,500 per month from a major shareholder of our company. The facilities include 34,000 square feet which is used for manufacturing and 5,000 square feet for office space. The space is used by Mound as well.

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

In Springboro, Ohio we lease approximately 39,000 square feet on a month to month lease for $8,500 per month from a major shareholder of our company. The facilities include 34,000 square feet which is used for manufacturing and 5,000 square feet for office space. The space is used by Mound.

In Columbus, Ohio we lease approximately 70,000 square feet on a five (5) year term from January 1, 2002 through December 31, 2007 for $20,000 per month from Par Investments, a company related to the president of Evans. The facilities include approximately 67,000 square feet for manufacturing and 3,000 square feet for offices. The space is used by Evans.

In Ramsey, Minnesota we lease approximately 3,000 square feet on a month to month lease for $7,000 per month from Brad Fritch, the President of Monarch. The facilities include approximately 1,800 square feet of office space and 1,200 square feet for storage. The space is used by Monarch.

In St. Louis Park, Minnesota we lease approximately 6,975 square feet on a 63 month lease beginning January 1, 2005. The facilities are used as offices for our Karkela employees. The lessor is Larry Karkela, the President of the Karkela subsidiary. The lease required an initial security deposit of $5,356. We pay our proportionate share of utilities and real estate tax based upon our percentage of occupancy which is 60.1%. The lease requires payments of:

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

The Company is in dispute with the prior owners of Evans Columbus. The prior owners take the position that their agreement with the Company is null and void. The Company is in the process of attempting to find a resolution to the dispute.

There is no past, pending or, to our knowledge, threatened litigation or administrative action which has or is expected by our management to have a material effect upon our business, financial condition or operations, including any litigation or action involving our officers, directors, or other key personnel.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the OTC Bulletin Board since August 2002. Our symbol is "HTLJ". For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	HIGH	LOW

FISCAL YEAR ENDED DECEMBER 31, 2006

First Quarter	0.82	0.33

FISCAL YEAR ENDED DECEMBER 31, 2005

First Quarter	1.00	0.30
Second Quarter	0.90	0.90
Third Quarter	0.65	0.65
Fourth Quarter	1.60	1.60

FISCAL YEAR ENDED DECEMBER 31, 2004

First Quarter	1.00	0.70
Second Quarter	1.00	0.70
Third Quarter	1.00	0.70
Fourth Quarter	1.60	1.60

As of May 17, 2006, there were 25,128,858 shares of common stock outstanding.

As of May 17, 2006, there were approximately 630 stockholders of record of our common stock. This does not reflect those shares held beneficially or those shares held in "street" name.

We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our business.

Preferred Stock

The Company has 5,000,000 of preferred stock authorized with a par value of $.001. None of these securities are issue or outstanding.

Transfer Agent

The Company’s transfer agent and registrar of the common stock is Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034

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

 Recent Sales of Unregistered Securities

The following is information for all securities that the Company sold during its current fiscal year ended December 31, 2005.

On January 10, 2005, the Company granted 1,500,000 shares to Trent Sommerville, its Chief Executive Officer.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

The following discussion should be read in conjunction with the financial statements for the period ended December 31, 2005 included with this Form 10-KSB.

The following discussion and analysis provides certain information, which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the year ended December 31, 2005. This discussion and analysis should be read in conjunction with the Company’s financial statements and related footnotes.

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

In May 2004, the Company changed its name from International Wireless, Inc. to our current name, Heartland, Inc.

On December 27, 2004, the Company entered into an Acquisition Agreement to acquire 100% of Monarch Homes, Inc. (“Monarch”), a Minnesota corporation with its corporate headquarters located in Ramsey, MN for $5,000,000. The acquisition price was made up of:

•	$100,000 at closing,
•
a promissory note of $1,900,000 payable on or before February 15, 2005 which, if not paid by that date, interest shall be due from then to actual payment at 8%, simple interest, compounded annually, and

•	six hundred sixty-seven thousand (667,000) restricted newly issued shares of the Company’s common stock provided at closing.

In the event the common stock of the Company not is trading at a minimum of $5.00 as of December 27, 2005, the Company was required to compensate the original Monarch shareholders for the difference in additional stock. As a result of the aforementioned, the Company has agreed to isssue the former Monarch shareholders 333,000 shares of common stock. Monarch is a wholly owned subsidiary of the Company.

On December 30, 2004, the Company entered into an Acquisition Agreement to acquire 100% of Evans Columbus, LLS (“Evans”), an Ohio corporation with its corporate headquarters located in Blacklick, OH for $3,005,000. The acquisition price was paid as follows:

•	$5,000 at closing, and
•	600,000 restricted newly issued shares of the Company’s common stock provided at closing.

In the event the common stock of the Company is not trading at a minimum of $5.00 as of December 30, 2005, the Company was required to compensate the original Evans shareholders for the difference in additional stock. As a result of the aforementioned, the Company is in dispute with Evans who claims as of January 2006 that his acquisition contract is null and void. Evans is a wholly owned subsidiary of the Company.

On December 31, 2004, the Company entered into an Acquisition Agreement to acquire 100% of Karkela Construction, Inc., a Minnesota corporation with its corporate headquarters located in St. Louis Park, MN for $3,000,000. The acquisition price consisted of the following:

•	$100,000 at closing,
•	a short term promissory note payable of $50,000 on or before January 31, 2005,
•
a promissory note of $1,305,000 payable on or before March 31, 2005 which, if not paid by that date, interest is due from December 31, 2004 to actual payment at 8%, simple interest, compounded annually and

•	500,000 restricted newly issued shares of the Company’s common stock provided at closing.

In the event the common stock of the Company is not trading at a minimum of $4.00 as of December 31, 2005, the Company was required to compensate the original Karkela shareholders for the difference in additional stock. As a result of the aforementioned, the Company issued the former Karkela shareholders 262,500 shares of common stock on March 15, 2006. Karkela is a wholly owned subsidiary of the Company.

On July 29, 2005, the Company entered into a binding Stock Purchase Agreement with Steven Persinger, an individual, to acquire all the issued and outstanding shares of common stock of Persinger Equipment, Inc., a Minnesota corporation (“Persinger”) for $4,735,000. The acquisition price consists of the following:

•	$2,000,000 in cash on or before February 1, 2006, and
•	$2,735,000, payable in cash or 911,667 non-restricted shares of common stock of the Company at the Company’s option payable at closing.

In the event the common stock of the Company is not trading at a minimum of $3.00 as of July 29, 2006, the Company is required to compensate Mr. Persinger for the difference in additional stock. In connection with the Stock Purchase Agreement, the Company and Mr. Persinger will enter into an employment agreement for a period of 5 years with an annual base salary of $120,000 per year, which includes various incentive based provisions. Also in connection with the Stock Purchase Agreement, Persinger will continue leasing from Mr. Persinger the real estate that Persinger operates in its business for as long as Mr. Persinger is employed by Persinger. Persinger has the right and option to purchase this real estate during Mr. Persinger’s employment for $600,000.

On September 12, 2005, the Company entered into a binding Agreement for Purchase and Sale of Shares with Calvin E. Bergman, Lynn E. Bergman, Jerry L. Bergman, Barbara A. Vance and Marvin Bergman, individually, to acquire all the issued and outstanding shares of common stock of Ney Oil Company, an Ohio corporation (“Ney Oil Company”) for $5,000,000. The acquisition price consisted of:

•	$3,000,000 at closing, and
•	1,333,300 shares of common stock of the Company valued three business days prior to the closing to not be less than $2,000,000.

In the event the value is less than $2,000,000, the number shall increase accordingly.

On September 12, 2005, the Company entered into a Letter of Intent with Terry Robbins, President of Ohio Valley Lumber, to acquire all the issued and outstanding shares of common stock of NKR, Inc, d.b.a. Ohio Valley Lumber, a Delaware corporation (“NKR”) for $8,000,000.00. The acquisition price was made up of:

•	$4,000,000 in cash,
•	2,000,000 shares of common stock of the Company and
•	$2,000,000 in cash for the reduction of NKR’s debt.

The Company is still negotiating the terms of the definitive documentation.

On September 21, 2005, the Company entered into a binding Acquisition Agreement with Terry L. Lee and Gary D. Lee, individually, to acquire all the issued and outstanding shares of common stock of Lee Oil Company, Inc., a Virginia corporation, Lee Enterprises, Inc., a Kentucky corporation and Lee’s Food Marts LLC, a Tennessee Limited Liability Company, (collectively hereinafter "Lee Oil Company") for $6,000,000.00. The acquisition price shall consist of:

•	$5,000,000.00 at closing and
•	$1,000,000.00, payable in common stock of the Company valued at the date of closing.

On September 26, 2005, the Company entered into a binding Acquisition Agreement with Robert Daniel, Karol K. Hart-Bendure, M. Lucille Daniel, and Joe M. Daniel, individually, to acquire all the issued and outstanding shares of common stock of Schultz Oil Company, Inc., an Ohio Corporation (“Schultz Oil Company”) for $3,500,000 consisting of $1,500,000 in cash at closing and 1,000,000 of common stock. In the event the common stock of the Company does not have a value of at least $2.00 as of September 26, 2007, the Company is required to compensate the shareholders for the difference with the issuance of additional shares.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2005 AND 2004

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

	2005	2004
		Restated
Net sales	$40,674,714	$7,389,064
Cost and expenses
Cost of good sold	29,018,150	6,498,641
Selling, general and administrative expense	13,271,877	1,398,493
Stock Based Compensation	1,652,985	63,767
Depreciation and amortization	615,846	102,756

Total Cash and Expenses	44,558,857	8,063,677

Operating Income	(3,884,143)	(674,613)
Net Other Income	(748,990)	161,105

Net Income(loss)from continuing operations	(4,663,133)	(513,508)
Total Discontinued Operations - Loss

Income before taxes	(4,663,133)	(513,508)
Income Taxes	22,000	---

Net Loss		$ $(513,508)

SALES

Sales increased in fiscal year ended December 31, 2005 by 550% to $40,674,7147 from $7,389,064 in fiscal year ended December 31, 2004 due to the acquisitions in late December 2004 of Evans Columbus, Karkela Construction and Monarch Homes.

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM

Pre-tax loss was $4,633,133 in fiscal year ended December 31, 2005 and $513,508 in fiscal year ended December 31, 2004. Reflecting the acquisitions of Evans Columbus, Karkela Construction and Monarch Homes which occurred in the final month of fiscal year ended December 31, 2004.

INTEREST EXPENSE

Interest expense was $858,707 during the fiscal year ended December 31, 2005 as compared to $45,583 in fiscal year ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As presented in the Consolidated Statement of Cash Flows, net cash used by operating activities was $xxxxx in fiscal 2005. The significant changes in working capital were an $xxxxx increase in accounts receivable, a $xxxxx increase in inventory. Working capital requirements are not anticipated to increase substantially in fiscal 2006.

During fiscal 2004, the Company used cash of $xxxx to acquire companies. The Company received net cash of $xxxx from the issue of certain promissory convertible notes.

The level of capital expenditures is expected to increase moderately in fiscal 2006, and the source of funds for such expenditures is expected to be cash from operations.

At December 31, 2005 the Company’s total debt was $23,428,164 as compared to $15,565,1737 at December 31, 2004. The Company believes that its funding sources are adequate for its anticipated requirements.

Shareholders’ equity was $5,860,999 at December 31, 2005 compared to $7,061,271 at December 31, 2004. The decrease is due to increase in net loss and the positive shareholders equity from the acquisitions.

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

Inflation

We are subject to the effects of inflation and changing prices. As previously mentioned, we experienced rising prices for steel and other commodities during fiscal 2005 that had a negative impact on our gross margins and net earnings. In fiscal 2006, we expect average prices of steel and other commodities to be higher than the average prices paid in fiscal 2005. We will attempt to mitigate the impact of these anticipated increases in steel and other commodity prices and other inflationary pressures by actively pursuing internal cost reduction efforts and introducing price increases.

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

ITEM 7. FINANCIAL STATEMENTS (RESTATED)

Reference is made to the Consolidated Financial Statements of the Company, beginning with the index thereto on page F-1

HEARTLAND, INC. AND SUBSIDIARIES
(Formerly International Wireless, Inc.)

AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2005

CONTENTS

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
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Heartland, Inc.
Plymouth, MN

We have audited the accompanying consolidated balance sheets of Heartland, Inc. and subsidiaries as of December 31, 2005 and 2004 (restated) and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows (restated 2004) for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 (restated), and the results of its operations and its cash flows (restated 2004) for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has negative working capital of $4,568,118, an accumulated deficit of $10,728,899, and there are existing uncertain conditions which the Company faces relative to its obtaining capital in the equity markets. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

Middletown, NJ
May 19, 2006

HEARTLAND, INC. AND SUBSIDIARIES
(Formerly International Wireless, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
		(Restated)
CURRENT ASSETS
Cash	$685,387	$603,451
Accounts receivable net of allowance for doubtful
accounts of $219,663 and $684,829, respectively	4,070,242	3,467,970
Costs in excess of billings on uncompleted contracts	332,396	187,621
Inventory	10,291,050	4,932,629
Prepaid expenses and other	143,619	120,583
Total Current Assets	15,522,694	9,312,254
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $ ,073,661 and $816,069, respectively	3,374,949	5,403,107

OTHER ASSETS
Advances to related party	61,688	202,965
Goodwill	1,291,390	7,217,268
Other intangible assets	447,125	520,000
Investments	9,000
Acquisition deposits	59,867
Security deposits	240,920	13,787
Other assets		63,241
	2,109,990	8,017,261
Total Assets	$21,007,633	$22,732,622

See accompanying notes to financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
(Formerly International Wireless, Inc.)

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	December 31,
	2005	2004
		(Restated)
CURRENT LIABILITIES
Bank lines of credit	$1,351,423	$810,989
Notes payable - land purchases	5,740,160	1,965,698
Convertible promissory notes payable	2,250,500	1,026,550
Current portion of notes payable	660,841	120,687
Current portion of capitalized lease obligations	121,934	115,423
Accounts payable	4,762,224	2,985,455
Acquisition notes payable to related parties	3,250,000	3,300,000
Obligations to related parties		670,907
Accrued payroll taxes	516,969	693,630
Accrued expenses	738,117	591,134
Billings in excess of costs on uncompleted contracts	521,952	153,379
Customer deposits	12,770	21,068
Deferred income taxes	163,922	408,003
Total Current Liabilities	20,090,812	12,862,923

LONG-TERM OBLIGATIONS
Notes payable, less current portion	2,836,835	2,137,928
Capitalized lease obligations, less current portion	148,072	269,100
Notes payable to individual		150,000
Non-controlling interest of Variable Interest Entities	352,445	251,400
Total Long Term Liabilities	3,337,352	2,808,428

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock $0.001 par value 5,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value 100,000,000 shares authorized; issued and outstanding 23,746,024 and 18,244,801 shares at December 31, 2005 and 2004, respectively	23,746	18,244
Additional paid-in capital	16,012,903	13,161,421
Accumulated deficit	(18,457,179)	(6,118,394)
Total Stockholders’ Equity (Deficit)	(2,420,530)	7,061,271
Total Liabilities and Stockholders’ Equity (Deficit)	$21,007,634	$22,732,622

See accompanying notes to financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
(Formerly International Wireless, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2005	2004
		(Restated)
REVENUE - SALES	$40,674,714	$7,389,064

COSTS AND EXPENSES
Cost of goods sold	29,018,150	6,498,641
Selling, general and administrative expenses	13,249,248	1,398,493
Stock based compensation	1,652,985	63,787
Adjustment of value of securities issued in connection with 2004 acquisitions		7,719,000
Impairment of goodwill	387,000
Depreciation and amortization	238,126	102,756
Total Costs and Expenses	52,264,509	8,063,677
NET OPERATING LOSS	(11,589,795)	(674,613)

OTHER INCOME (EXPENSE)
Rental income	101,204	197,806
Other income	15,207	11,371
Loss on disposal of equipment	(6,634)	(2,489)
Interest expense	(858,707)	(45,583)
Total Other Income (Expense)	(748,990)	161,105

NET LOSS	$(12,338,785)	$(513,508)

NET LOSS PER COMMON SHARE
Basic	$(0.22)	$(.04)
Fully diluted	$(0.22)	$(.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	21,158,951	13,744,692
Fully diluted	21,306,293	15,101,692

See accompanying notes to financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
(Formerly International Wireless, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
	2005	2004
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,338,785)	$(513,508)
Adjustments to reconcile net loss to cash flows used in operating activities:
Stock based compensation	1,652,985	63,787
Impairment and reduction in goodwill	8,106,000
Loss on disposal of equipment	94,000	2,489
Depreciation and amortization	238,126	58,336
Changes in assets and liabilities:
Increase in accounts receivable	(602,272)	(243,757)
Increase in costs in excess of billings on uncompleted contracts	(144,775)	(113,724)
(Increase) decrease in inventory	(1,583,960)	109,895
Increase in prepaids and other	(23,046)	(6,990)
Increase (decrease) in accounts payable	1,853,959	(453,644)
(Decrease) increase in accrued payroll taxes	(176,661)	95,172
Increase in accrued expenses	217,036	63,971
Increase (decrease) in billings in excess of costs on uncompleted contracts	368,573	(147,565)
(Decrease) increase in other accruals	(379,401)	36,126
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,718,221)	(1,049,412)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital additions	(10,000)
Cash paid for acquisition of subsidiaries	(205,000)
Decrease in advances to related parties	141,277	134,936
Other investments	(578,064)
Proceeds on disposition of property and equipment	21,000	7,450
Cash paid for security deposits	(223,758)	(10,520)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(649,545)	(73,134)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received in acquisition of subsidiaries	458,433
Proceeds from issuance of promissory convertible notes payable	1,303,950	1,026,550
Payment on acquisition note	(50,000)
Payments on capitalized leases	(114,517)
Increase in bank borrowings	540,434
Increase in notes payable, net	570,229	(46,241)
Payments on obligations to related parties	(62,668)
Proceeds from issuance of common stock	1,035,734	345,000
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,285,830	1,721,074

INCREASE IN CASH	81,936	598,528
CASH, BEGINNING OF PERIOD	603,452	4,923
CASH, END OF PERIOD	$685,388	$603,451

See accompanying notes to financial statements

HEARTLAND, INC. AND SUBSIDIARIES
(Formerly International Wireless, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	For the Year Ended December 31,
	2005	2004
		(Restated)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$185,752	$164,347
Taxes paid	55,625	40,533
NON-CASH INVESTING AND FINANCING ACTIVITIES
Land acquired by:
Assuming loan payable		150,000
Issuance of common stock		94,000
Transportation equipment acquired with notes payable		61,094
Issuance of common stock in payment of obligation to related party		15,000
Issuance of common stock as stock based compensation		63,787
Assets acquired and liabilities assumed in acquisition of subsidiaries:
Cash acquired		458,433
Accounts receivable		2,084,011
Costs in excess of billings on uncompleted contracts		73,897
Inventory		4,423,332
Prepaids and other		110,265
Property, plant and equipment		452,364
Advance to related party		281,122
Goodwill		9,253,147
Security deposits		2,267
Line of credit		(810,989)
Notes payable		(2,012,205)
Obligation under capital lease		(384,523)
Accounts payable		(1,431,033)
Acquisition notes payable		(3,300,000)
Obligations to related parties		(205,095)
Accrued expenses		(122,611)
Billings in excess of costs on uncompleted contracts		(144,437)
Customer deposits		(21,068)
Deferred income taxes		(371,877)
Issuance of common stock		(830,490)

See accompanying notes to financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
(Formerly International Wireless, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2005 and 2004 (Restated)

			Additional
	Capital Stock		Paid - In	Retained
	Shares	Capital	Capital	Earnings	Total

Balance, December 31, 2003	13,077,758	13,077	4,313,801	(5,604,886)	(1,278,008)
Correction of shares issued in reverse merger	703,082	703	(703)
Shares issued for services rendered at $0.05 per share	1,105,730	1,106	54,181		55,287
Shares issued in connection with law suit settlement	170,000	170	8,330		8,500
Shares issued for cash at a price ranging from $0.16 to $1.00	1,204,396	1,204	343,796		345,000
Shares issued to acquire property at $0.47 per share	200,000	200	93,800		94,000
Shares issued to settle loan @ $0.89 per share	16,835	17	14,983		15,000
Issuance of common stock in connection with acquisitions at $0.47 per share		1,767,000	1,767	8,333,233	8,335,000

Net loss for the year ended December 31, 2004				(513,508)	(513,508)
	18,244,801	18,244	13,161,421	(6,118,394)	(7,061,271)

Issuance of common stock to Chief Executive Officer @$0.46 per share		1,500,000	1,500	688,500	690,000
Issuance of common stock for cash at $0.50 to $1.00 per share	1,696,236	1,696	1,034,037		1,035,733
Issuance of common stock for conversion of convertible notes at $0.50 per share	100,000	100	79,900		80,000
Issuance of common stock for settlement of accounts payable obligation @$1.03 per share	75,000	75	77,115		77,190

See accompanying notes to financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
(Formerly International Wireless, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)(CONTINUED)
For the Years Ended December 31, 2005 and 2004 (Restated)

			Additional
	Capital Stock		Paid - In	Retained
	Shares	Capital	Capital	Earnings	Total

Issuance of common stock for services rendered to the Company at $0.50 to $1.00 per share	875,770	876	650,452		651,328
Issuance of common stock for acquisitions @$0.50 per share	783,000	783	8,217		9,000
Issuance of common stock to settle various legal disputes @$0.50 to $1.00 per share	467,064	467	311,190		311,657
Issuance of common stock for interest payments	4,153	5	2,070		2,075
Loan for year ended December 31, 2005				(12,338,785)	(4,610,505)
	23,746,024	$23,746	$16,566,152	$(18,457,179)	$2,420,530

See accompanying notes to financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE A - PRINCIPLES OF CONSOLIDATION AND NATURE OF BUSINESS

The consolidated financial statements include the accounts of Heartland, Inc. (formerly International Wireless, Inc.) (“Heartland”) and its wholly owned subsidiaries, Mound Technologies, Inc. (“Mound”) a steel fabricator acquired in December 2003, Evans Columbus, LLC (“Evans”) a steel drum manufacturer, Monarch Homes, Inc. (“Monarch”) a residential home builder and Karkela Construction, Inc. (“Karkela”) a commercial construction contractor, all of which were acquired in December 2004. As indicated in Note D, the consolidated financial statements also include the accounts of three entities deemed to be Variable Interest Entities (VIEs), PAR Investments, LLC, which owns the land and building rented to Evans Columbus as its headquarters, Mundus Environmental Products, Inc. and Wyncrest Group, Inc., Investment Companies.

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

Going Concern Uncertainty and Management’s Plans

As reflected in the accompanying financial statements, the Company has current liabilities of $4,568,118 in excess of current assets resulting in negative working capital and an accumulated deficit of $10,728,899. Management is presently seeking to raise permanent equity capital in the capital markets or some form of long-term debt instrument to eliminate the negative working capital. Additionally, the Company is seeking to acquire additional profitable companies. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit. However, there are no assurances that the Company will succeed in the obtaining of equity financing or some form of long-term debt instrument.

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
December 31, 2005

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

Business Combinations and Goodwill

The Company follows the purchase method of accounting for business combinations as required under SFAS No. 141 and SFAS No. 142 for Goodwill and Other Intangible Assets.

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

The Company accounts for stock issued for services using the fair value method. In accordance with the Emerging Issues Task Force (“EITF”) 96-18, the measurement date of shares issued for service is the date at which the counterparty’s performance is complete.

Allowance for Doubtful Accounts

It is the company’s policy to provide an allowance for doubtful accounts when it believes there is a potential for non-collectibility.

HEARTLAND, INC. AND SUBSIDIARIES
(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated.

The asset, “Costs in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs on uncompleted contracts,” represents billings in excess of revenues recognized.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (SFAS 151), “Inventory Costs.” SFAS 151 amends the guidance in APB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be

HEARTLAND, INC. AND SUBSIDIARIES
(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

recognized as current period charges regardless of whether they meet the criteria of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), “Exchanges of Non-monetary Assets.” SFAS 153 amends the guidance in APB No. 29, “Accounting for Non-monetary Assets.” APB No.29 was based on the principle that exchanges of non-monetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (SFAS 123(R)), “Accounting for Stock-Based Compensation.” The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-
based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that file as small business issuers, the revisions to SFAS 123(R) are effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123(R) is not expected to have a material effect on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS no. 154, “Accounting Changes and Error Corrections (“SFAS No. 154”) which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of ABP Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specially, this statement requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practical to do so. SFAS No. 154 also strictly defines the term “restatement” to mean the correction of an error revising previously issued financial statements. Although, SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, the Company has adopted this SFAS in the current year.

NOTE C - ACQUISITIONS

 2004

On December 27, 2004, the Company acquired 100% of Monarch Homes Inc. (“Monarch”). The acquisition price consisted of 1) $100,000 in cash, 2) a promissory note of $1,900,000 payable on or before February 15, 2005 which, if not paid by that date will include interest at 8% to payment date, and 3) 667,000 restricted shares of the Company’s common stock. The original agreement indicated that

HEARTLAND, INC. AND SUBSIDIARIES
(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE C - ACQUISITIONS (CONTINUED)

should the common stock of the Company not be trading at a minimum of $5 per share as of December 27, 2005, the Company must compensate the seller for the difference in additional shares of common stock. On December 30, 2005, the agreement was amended to require issuance of an additional 333,000 of restricted shares of common stock.

On December 30, 2004, the Company acquired 100% of Evans Columbus, LLC (“Evans”). The acquisition price consisted of 1) $5,000 in cash, and 2) 600,000 restricted shares of the Company’s common stock. The original agreement indicated that should the common stock not be trading at a minimum of $5 per share as of December 30, 2005, the Company must compensate the seller for the difference in additional shares of common stock. See Note T Subsequent Events as to status of this agreement at May 19, 2006.

On December 31, 2004, the Company acquired 100% of Karkela Construction, Inc. (“Karkela”). The acquisition price consisted of 1) $100,000 in cash, 2) a promissory note payable of $50,000 due on or before January 31, 2005, 3) a promissory note of $1,350,000 payable on or before March 31, 2005 which if not paid by that date, will include interest from December 31, 2005 at 8% to payment date, and 4) 500,000 restricted shares of the Company’s common stock. The original agreement indicated that should the common stock of the Company not be trading at a minimum of $4 per share as of December 31, 2005, the company must compensate the seller for the difference in additional shares of common stock. On December 31, 2005, the agreement was modified to require an additional cash payment of $55,000 and issuance of an additional 350,000 shares of common stock.

The allocation of the purchase price (restated) for these acquisitions was as follows:

		Evans
	Monarch	Columbus	Karkela
Cash payment	$100,000	$5,000	$100,000
Promissory notes	1,900,000	1,400,000
Common stock shares	667,000	600,000	500,000
Value per share	0.47	0.47	0.47
Total Common Stock	313,490	282,000	235,000
Total value of contingent shares to be issued	3,021,510	2,718,000	1,765,000
Total Purchase Price	$5,335,000	$3,005,000	$3,500,000
Fair value of net assets acquired:
Cash	$150,996	$114,016	$193,421
Intangibles
Loan receivable	202,965	78,157
Accounts receivable		637,060	1,446,951
Costs in excess of billings			73,897
Inventory	3,843,570	579,762
Property, plant and equipment	160,834	460,586	34,655
Other assets		39,446	76,414
Liabilities assumed	(2,556,762)	(1,622,027)	(1,431,228)
Customer list		257,500	22,500
Tradename	240,000
Goodwill	3,293,397	840,481	3,083,390
	$5,335,000	$3,005,000	$3,500,000

F13

HEARTLAND, INC. AND SUBSIDIARIES
(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE C - ACQUISITIONS (CONTINUED)

Condensed Financial Information at December 31, 2004 and for the year then ended for the 2004 acquisitions is as follows:

		Evans
	Monarch	Columbus	Karkela
Sales	$22,913,341	$7,921,792	$11,783,566
Total costs and expenses	21,987,553	7,878,659	11,476,049
Net operating income	925,788	43,133	307,517
Other income (expenses)	(45,349)	(59,155)	(14,986)
Income (loss) before taxes	880,349	(16,022)	292,531
Deferred Federal and State income taxes	84,170
Net Income (loss)	$796,269	$(16,022)	$292,531

Total current assets	$1,368,017	$1,787,355	$3,994,566
Property, plant and equipment, net	388,734	35,944	160,834
Other assets	80,424		202,965
Investment in subsidiaries

Total Assets	$1,837,175	$1,823,299	$4,358,365

Total current liabilities	$1,315,720	$1,325,049	$2,556,762
Total long-term liabilities	306,307

Stockholders’ Equity (Deficit)
Common stock		100	10,000
Additional paid-in capital		900
Accumulated deficit	215,148	497,250	1,791,603
Total Stockholders’ Equity	215,148	498,250	1,801,603

Total Liabilities and Stockholders’ Equity	$1,837,175	$1,823,299	$4,358,365

F14

HEARTLAND, INC. AND SUBSIDIARIES
(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE C - ACQUISITIONS (CONTINUED)

Condensed pro forma consolidating statements for the 2004 acquisitions are as follows:

	Heartland	Evans Columbus	Karkela	Monarch	Eliminating Adjustments	Consolidated
Sales	$7,389,064	$7,921,792	$11,783,566	$22,913,341		$50,007,763

Total costs and expenses	7,938,207	7,878,659	11,476,049	21,987,553		49,280,468

Net operating income	(549,143)	43,133	307,517	925,788		727,295

Other income (expenses)	145,474	(59,155)	(14,986)	(45,349)		25,984

Income (loss) before taxes	(403,669)	(16,022)	292,531	880,439		753,279

Deferred Federal and State income taxes				84,170	$328,240	412,410

Net income (loss)	$(403,669)	$(16,022)	$292,531	$796,269	$(328,240)	340,869

F15

HEARTLAND, INC. AND SUBSIDIARIES
(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE C - ACQUISITIONS (CONTINUED)

	Heartland	Evans Columbus	Karkela	Monarch	Eliminating Adjustments		Consolidated
Total current assets	$2,116,891	$1,368,017	$1,787,355	$3,994,566			$9,266,829
Property plant and equipment, net	1,219,321	388,734	35,944	160,834	$71,852	3,4	1,876,685
Goodwill					9,253,147	1,2,3,4,5	9,253,147
Other assets	11,520	80,424		202,965	294,909
Investment in subsidiaries	4,335,490				(4,335,490)	1,2,3

Total Assets	$7,683,222	$1,837,175	$1,823,299	$4,358,365	$(2,515,001)		$20,691,570

Total Current Liabilities	$7,326,390	$1,315,720	$1,325,049	$2,556,762			$12,523,921
Total Long-Term Liabilities	690,232	306,307					996,539

Stockholders’ equity (deficit)
Common stock	18,244		100	10,000	$(10,000)	1,2	18,244
Additional paid-in capital	5,656,911		900		(900)	1,5	13,161,421
Accumulated deficit	(6,008,555)	215,148	497,250	1,791,603	(2,504,001)		(6,008,555)
Total Stockholders’ Equity (Deficit)	(333,400)	215,148	498,250	1,801,603	(2,515,001)		(7,171,110)

Total Liabilities and Stockholders’
Equity (Deficit)	$7,683,222	$1,837,175	$1,823,299	$4,358,365	$(2,515,001)		$20,691,570

1  To record good will and eliminate investment in Karkela Construction, Inc.
2  To record good will and eliminate investment in Monarch Homes, Inc.
3  To record negative good will and eliminate investment in Evans Columbus, LLC.
4 To adjust reduce costs of property, plant and equipment and negative goodwill in Evans Columbus, LLC.
5 To record additional goodwill arising from valuation of contingent shares to be issued in connection with acquisition of Karkela, Monarch and Evans
Columbus.
F16

HEARTLAND, INC. AND SUBSIDIARIES
(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE C - ACQUISITIONS (CONTINUED)

2005

During the year ended December 31, 2005, the Company announced the following proposed acquisitions, none of which has been consummated to date:

On July 29, 2005, the Company entered into a binding stock purchase agreement to acquire Persinger Equipment, Inc. for $4,735,000 payable 1) $2,000,000 in cash before February 1, 2006 or the agreement becomes null and void 2) $2,735,000 in cash or 911,667 non-restricted shares of common stock at the Company’s option at closing. Should the common stock not be trading at a minimum of $3 per share twelve months after closing, the Company must compensate the seller for the difference in additional shares of common stock. Under the terms of the agreement, the Company is to deposit 100,000 restricted shares of common stock to be retained by Persinger should the Company default on the agreement. The agreement further calls for a 5 year employment agreement with Steven Persinger for a base salary of $120,000 per year.

On September 12, 2005, the Company entered into a binding agreement to acquire Ney Oil Company for $5,000,000 payable 1) $3,000,000 in cash 2) 1,333,000 shares of common stock to be valued at not less than $2,000,000 three business days prior to closing or the number shall be increased accordingly.

On September 26, 2005, the Company entered into a binding acquisition agreement to acquire Schulz Oil Company, Inc. for $3,500,000 payable 1) $1,500,000 in cash 2) 1,000,000 shares of common stock which shall have a value of at least $2 per share at the end of 2 years or the Company will pay the difference.

On September 12, 2005, the Company entered into a letter of intent to acquire NKR, Inc. doing business as Ohio Valley Lumber for 1) $4,000,000 in cash 2) 2,000,000 shares of common stock 3) an infusion of $2,000,000 into the Company to reduce debt.

On September 21, 2005 the Company entered into a binding agreement to acquire Lee Oil Company for $6,000,000 payable 1) $5,000,000 in cash 2) $1,000,000 in common stock valued at the closing date but not less than 1,000,000 common shares.

F17

HEARTLAND, INC. AND SUBSIDIARIES
(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE C - ACQUISITIONS (CONTINUED)

Condensed unaudited Financial Information at December 31, 2005 and for the year then ended for these contemplated acquisitions is as follows:

	Persinger	Schulz	Ohio Valley Lumber	Ney Oil	Lee Oil
	(November 2005)		(June 2005)
Total current assets	$2,804,940	$1,185,690	$5,975,668	$2,850,748	$5,878,247
Property plant and equipment, net	38,718	646,573	5,136,814	2,794,917	5,347,498
Other assets	212,737	329,811	1,534,354	554,362	44,467
Total Assets	3,056,395	2,162,074	12,646,836	6,200,027	11,270,212

Total Current Liabilities	1,896,117	722,763	6,501,606	2,287,674	2,743,822
Total Long-Term Liabilities	361,930	1,062,114	3,878,587	1,889,873	4,819,059

Stockholders’ equity
Common stock	40,000	22,831	1,933	120,000	1,000
Additional paid-in capital	105,000	1,577,627	57,708
Treasury stock	(600,000)
Accumulated earnings	1,253,347	354,366	687,083	1,902,480	3,648,623

Total Stockholders’ Equity	798,347	377,197	2,266,643	2,022,480	3,707,331

Total Liabilities and Stockholders’
Equity	3,056,394	2,162,074	12,646,836	6,200,027	11,270,212

Sales	11,988,474	17,268,691	6,543,453	54,480,538	79,092,224
Total costs and expenses	11,850,756	17,112,980	6,406,916	54,410,701	78,357,415
Net operating income	137,718	155,711	136,537	69,837	734,809
Other income (expenses)	38,151	(96,344)	(87,240)	293,284	(15,784)
Income before taxes	175,869	59,367	49,297	363,121	719,025
Federal and State income taxes	(64,557)		(10,886)	(21,000)	(129,355)
Net income	111,312	59,367	38,411	342,121	589,670

Condensed pro forma consolidating statements for 2005 for the above proposed acquisitions are as follows:

			2005
		Proposed	Eliminating	Pro Forma
	Heartland	Acquisitions	Adjustments	Consolidated
Sales	40,674,714	169,373,380		210,048,094
Total costs and expenses	44,558,857	168,138,768		212,697,625
Net operating income	(3,884,143)	1,234,612		(2,649,531)
Other income (expenses)	(748,990)	132,067		(616,923)
Income (loss) before taxes	(4,633,133)	1,366,679		(3,266,454)
Deferred Federal and State income taxes	(22,628)	(225,798)		(248,426)
Net income (loss)	(4,610,505)	1,592,477		(3,018,028)

F18

HEARTLAND, INC. AND SUBSIDIARIES
(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE D - VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued FIN 46 and in December 2003, it issued a revised interpretation of FIN 46 (FIN 46-R), which supersedes FIN 46 and clarifies and expands current accounting guidance for determining whether certain entities should be consolidated in the Company’s consolidated financial statements. An entity is subject to FIN 46 and is called a Variable Interest Entity (VIE) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE, or both.

The Company has concluded that three entities, Mundus Environmental Products, Inc. (“Mundus”) and Wyncrest Group, Inc. (“Wyncrest”) and PAR Investments, LLC are deemed to be VIEs under FIN 46 and accordingly they have been consolidated in the financial statements for 2005 and 2004.

Mundus , acquired in 2005, has assets of $12,866, liabilities of $142,425 and an accumulated deficit of $2,339,692 at December 31, 2005 and a net loss of $260,603 for the year then ended. Wyncrest had assets of $44,840 and $19,291, liabilities of $623,043 and $121,143 and an accumulated deficit of $749,058 and $290,559 at December 31, 2005 and 2004 and net losses of $476,351 and $188,707 for the years then ended, respectively. These companies, which are in the investment business, had no revenues during these years. Expenses consisted primarily of compensation, consulting expense and professional fees. Par Investments, LLC., a real estate holding company had assets of $2,003,385 and $1,993,740, liabilities of $1,711,750 and $1,750,326 and retained earnings of $204,127 and $125,906 at December 31, 2005 and 2004 and net income of $78,221 and $78,868 for the years then ended, respectively.

NOTE E - INVENTORY

Inventory consists of the following at December 31,

	2005	2004

Raw material	$1,155,336	$959,692
Work in process - manufacturing	135,539	125,658
Work in process - home construction	2,464,384	1,108,892
Land held for development	6,530,942	2,734,677
Finished goods	4,850	3,710
	$10,291,051	$4,932,629

F19

HEARTLAND, INC. AND SUBSIDIARIES
(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE F - PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following at December 31,

	2005	2004	Years of Average Uselful Life
Land	$473,400	$717,400
Leasehold improvements	87,715	44,724	5
Buildings	2,362,600	2,362,600	30
Furniture and fixtures	172,149	194,074	10
Machinery and equipment	2,530,108	950,587	10-15
Automotive equipment	360,960	331,061	7
	5,986,932	4,600,446
Less: accumulated depreciation	1,264,165	816,069
	$4,722,767	$3,784,377

NOTE G - BANK LINES OF CREDIT

A Company subsidiary has a $2,000,000 revolving line of credit with a bank through July 2006 of which $939,011 is available at December 31, 2005. The line bears interest at 1.85% plus the London InterBank Offered Rate (“LIBOR”). At December 31, 2005, the LIBOR was 3.10%. The line is limited to 80% of eligible accounts receivable plus 50% of eligible inventory. The line is collateralized by substantially all of the subsidiary’s assets and a $1,500,000 life insurance policy on the life of a stockholder. At December 31, 2005, the Company had an outstanding balance due of $1,060,989 on this line.

A Company subsidiary has a $300,000 line of credit with a bank through July 2006 of which $0 is available at December 31, 2005. The line bears interest at prime plus 0.75% and is collateralized by the assets of the subsidiary. At December 31, 2005, the Company had an outstanding balance of $300,000.

NOTE H - NOTES PAYABLE - LAND PURCHASES

The Monarch Homes, Inc. subsidiary acquires improved building lots for future home construction. The purchases are financed through two financial institutions - Contractors Capital Corporation and Premier Funding of Minnesota, or by developers. The Company’s outstanding indebtedness aggregated $5,740,160 and $1,965,698 at December 31, 2005 and 2004, respectively. The loans are secured by the land. See Note E - Inventory - land held for development. The notes bear interest at a rate of 1% - 2% over prime and are repayable at the time the constructed homes are sold.

NOTE I - CONVERTIBLE PROMISSORY NOTES PAYABLE

The Company issued $1,680,700 in convertible promissory notes to various individuals and organizations. The notes are unsecured, due within 1 year from date of issue, and bear interest at the rate of 10%. The notes can be converted into common stock of the Company. Of the $1,026,550 outstanding, $695,550 are convertible at $1.00 per share and $331,000 are convertible at $.50 per share. Subsequent to December 31, 2005, $1,218,921 in notes and accrued interest were converted into 2,437,839 shares of the Company.

F20

HEARTLAND, INC. AND SUBSIDIARIES
(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE J - NOTES PAYABLE

Notes payable consist of the following at December 31:

	2005	2005
Note payable to bank due December 2009, payable in 59 monthly principal installments of $775 plus interest at prime (5.25% at
December 31, 2005). The note is collateralized by substantially all of the subsidiary's assets and a $1,500,000 life insurance
policy on a Company stockholder	$35,760	$46,507
Notes payable to banks due February 2010 and March 2010, payable in
72 monthly installments of $734 and $284 including interest at
6.18% and 6.27%, respectively
The notes are collateralized by transportation equipment		54,645
Mortgage notes payable to a bank due March 2017 and May 2017, payable in 180 monthly installments of $2,260 and $2,739 including
interest at 7.50% and 7.25%, respectively. The notes are
collateralized by buildings		485,294
Notes payable to banks due November 2012, payable monthly
installments of $7,563 bearing interest at 6.49%. The notes are
collateralized by the land and building of a subsidiary	1,633,593
Unsecured notes payable	1,323,653
Note payable to a bank due April 2006, payable in 60 monthly installments of $512 bearing no interest. The note was
collateralized by transportation equipment and was paid-in-full in 2005

	3,497,676	586,446
Less: current portion	(660,841)	45,133
Long-term portion	$2,836,835	$541,313

The Company is in default of a loan agreement with one of its subsidiaries as the agreement does not allow for a change in ownership without the bank’s approval.

NOTE K - NOTE PAYABLE TO AN INDIVIDUAL

In June 2005, an individual contributed four parcels of land to the Company in exchange for 200,000 shares of the Company’s common stock and the assumption of a note in the amount of $150,000. The note is non-interest bearing and has no specific repayment date.

NOTE L - CAPITAL LEASE OBLIGATION

A subsidiary of the Company entered into a sale/leaseback arrangement with a bank in November 2004 on all of its property and equipment. The arrangement was for 36 monthly payments of $11,141 each including interest at an effective rate of 5.5% with a final payment of $40,500 due November 2007.

HEARTLAND, INC. AND SUBSIDIARIES
(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE L - CAPITAL LEASE OBLIGATION (CONTINUED)
	2005	2004
Total minimum lease payments	$285,602	$419,294
Less: amount representing interest	(16,502)	34,771
Net minimum lease payments	269,100	384,523
Less: current maturities	121,934	115,423
Long-term portion	$147,166	$269,100

Minimum future lease payments as of December 31, 2005 were as follows:

Year	Amount
2006	133,692
2007	151,910
Total	$285,602

NOTE M - PURCHASE COMMITMENTS

Monarch Homes has 3 refundable land deposits in VIEs for $221,800. The Company is not the primary beneficiary as the deposits are refundable. The Company has future purchase commitments of $2,326,500 related to these deposits.

NOTE N - RELATED PARTY TRANSACTIONS

Advances to Related Party

Evans Columbus, LLC, acquired by the Company in December 2005, advanced the former owner a net amount of $78,157 to cover operating costs of the manufacturing facility owned by the former stockholders and currently leased to Evans Columbus, LLC.

Monarch Homes, Inc. has a loan to a joint venture partnership in the amount of $202,965 in which Monarch’s former owner has a one third interest. The joint venture was created to construct a restaurant.

Obligations to Related Parties

In connection with the acquisition of Mound Technologies, Inc. in December 2003, the Company assumed a loan of $470,907 payable to the former stockholder who currently is a significant stockholder of the Company.

In connection with the acquisition of Karkela Construction, Inc., the former principal stockholder of Karkela declared a $200,000 dividend prior to the effective date of the acquisition, which was paid in January 2005.

Monarch Homes, Inc. sold a home to its President for $135,000.

HEARTLAND, INC. AND SUBSIDIARIES
(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE N - RELATED PARTY TRANSACTIONS (CONTINUED)

Transactions With Related Parties

Compensation and consulting fees totaling $503,350 and $86,900 during the years ended December 31, 2005 and 2004, respectively, were paid to officers and major shareholders from Mundus, and Wyncrest (Consolidated VIEs see Note D).

NOTE O STOCKHOLDERS’ EQUITY (DEFICIT)

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

In 2004, the Company settled an outstanding law suit by issuing 170,000 shares of its common stock valued at $0.05 per share. Accordingly, stock based compensation of $8,500 was recorded.

During the year 2004 at various dates, the Company issued 1,204,396 shares of its common stock for cash. The shares were issued at various prices ranging from $0.16 per share to $1.00 per share. The total consideration received aggregated $345,000.

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

In 2004, the Company settled an outstanding indebtedness of $15,000 by issuing 16,835 shares of its common stock valued at $0.89 per share.

In January 2005, the company approved the issuance of 1,500,000 shares of common stock to its President and Chief Executive Officer. The shares were valued at $0.46 per share. Accordingly, stock based compensation in the amount of $690,000 was recorded.

At various times during the year, the Company sold 1,696,236 shares of its common stock under private placement arrangements at prices ranging from $0.50 to $1.00 per share.

During the year, convertible promissory note holders converted $80,000 of notes to common stock. The Company issued 100,000 shares of its common stock relating to the conversion.

In June 2005, the Company settled an old outstanding obligation in the amount of $77,190 for the issuance of 75,000 shares of its common stock.

HEARTLAND, INC. AND SUBSIDIARIES
(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE O - STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

At various times during the year, the Company issued 875,770 shares of its common stock to individuals for services rendered to the Company and approved by the Board of Directors. The shares were valued at prices ranging from $0.50 to $1.00 per share. Accordingly, stock based compensation in the amount of $651,328 was recorded.

In December 2005, the Company issued 783,000 shares of its common stock to settle the contingent stock issuances relating to the December 2004 acquisitions. The shares were valued at $0.72 per share. The aggregate consideration was $562,250.

At various times during the year, the Company issued 467,064 shares of its common stock to settle legal disputes against the Company. The shares were valued at $0.50 per share. Accordingly, stock based compensation in the amount of $311,657 was recorded.

The Company used 4,153 shares for interest relating to the conversion of its convertible promissory notes.

NOTE P - INCOME TAXES

The Company has not elected as at December 31, 2005, to file a consolidated Federal income tax return. Accordingly, the only carryforward losses available to the Company are losses incurred in the parent corporation, Heartland, Inc., aggregating approximately $450,000 to offset future tax liabilities of the parent corporation. This net operating loss expires in 2019.

Temporary differences which give rise to deferred taxes are summarized as follows for the year ended December 31, 2005:

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
December 31, 2005

NOTE Q - OPERATING SEGMENTS

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

	Reportable Segments
Year ended December 31, 2005:	Parent Company	Steel Fabrication	Manufacturing	Construction and Property Management	Total

REVENUES (there are no inter-segment revenues)		$7,764,997	$9,384,192	$23,525,525	$40,674,714
NET INCOME (LOSS)	$(5,095,008)	682,977	177,778	(376,252)	(4,610,505)
TOTAL ASSETS	11,604,362	3,486,987	2,362,399	11,835,415	29,289,163
OTHER SIGNIFICANT ITEMS
Depreciation expense		23,738	93,662	63,575	180,975
Interest expense	722,395	40,460	67,999	27,913	858,767
Expenditures for assets

	Reportable Segments
Year ended December 31, 2004:	Parent Company	Steel Fabrication	Manufacturing	Construction and Property Management	Total

REVENUES (there are no inter-segment revenues)		$7,389,064			$7,389,064
NET INCOME (LOSS)	$(476,129)	72,460			(403,669)
TOTAL ASSETS	380,594	2,646,848			3,027,442
OTHER SIGNIFICANT ITEMS
Depreciation expense		21,729			21,729
Interest expense	18,886	5,256			24,142
Expenditures for assets		56,776			56,776

NOTE R - COMMITMENTS AND CONTINGENCIES

In June of 2004, an individual, in an exchange for 200,000 shares of the Company’s stock and the assumption of a note for $150,000, transferred four parcels of land to the Company with an appraised value of $600,000. (See Note K) One of the parcels was given as collateral to the Internal Revenue Service for unpaid payroll taxes relating to the Mound Technologies acquisition in 2003.

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

HEARTLAND, INC. AND SUBSIDIARIES
(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE R - COMMITMENTS AND CONTINGENCIES (CONTINUED)

For the Years Ending December 31,	Amount
2006	$27,136
2007	27,648
2008	28,160
2009	28,672
Total	$111,616

Three of the facilities are rented on a month to month basis from stockholders of the Company. Rent expense amounted to $280,082 and $522,782 for the years ended December 31, 2005 and 2004, respectively.

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

As indicated in Note C - Acquisitions, the Company is liable for interest and promissory notes if not paid by due dates and additional shares of stock if the common stock of the Company is not trading at minimum share prices in the future.

NOTE S - RESTATEMENT - 2004

The financial statements for 2004 have been restated in order to account for the issuance of 1,256,000 shares of common stock in exchange for all the issued and outstanding shares of Mound as a capital transaction equivalent to the issuance of stock by Mound for the net monetary assets of the Company accompanied by a recapitalization. Accordingly no goodwill was recorded and the accumulated deficit of the Company after the transaction is equal to the accumulated deficit of Mound. The accumulated deficit of the Company at the date of acquisition was eliminated with an offsetting entry to additional paid-in capital.

The consolidated statement of operations for the year ended December 31, 2004 has been restated to eliminate sales and expenses for the three acquisitions referred to in Note C showing instead this information separately in Note C.

HEARTLAND, INC. AND SUBSIDIARIES
(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE S - RESTATEMENT - 2004 (CONTINUED)

The Balance Sheet at December 31, 2005 has been restated to reflect the additional contingent shares that would be required to be issued at December 31, 2005 should the shares issued at December 31, 2005 not reach minimum trading values at that date. (See Note C). The effect of this was to increase paid-in capital and goodwill by $7,504,510 at December 31, 2004.

NOTE T - SUBSEQUENT EVENTS

On March 15, 2006, Mundus Environmental Products, Inc. (“Mundus”), a consolidated VIE (“Twin Hills”) (See Note D) entered into an agreement to acquire Twin Hills Acquisitions and Twin Hills Collectibles, companies engaged in the business of NASCAR Collectibles, in exchange for 1,333,000 newly issued shares of Mundus and a non-interest bearing promissory note for $75,000 payable within two years. If the common stock of Mundus is not selling for at least $2.50, 30 days prior to the expiration of the two year period, the Company is required to repurchase up to 100% of 1,000,000 of the shares. At January 31, 2006 Twin Hills had current assets of $1,708,031, total assets of $2,028,849, current liabilities of $1,863,770, total liabilities of $1,866,327 and retained earnings of $296,616. Unaudited operating results for the year ended January 31, 2006 reflected a loss of $233,698.

At May 19, 2006, Ron Evans, former owner of Evans Columbus, LLC has advised the Company he intends to rescind the original agreement because the Company has not fulfilled its contractual obligations. This matter is presently under negotiation.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A. Controls and Procedures

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal controls over financial reporting. The Company's internal control system over financial reporting is a process designed under the supervision of the Company's chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions.

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our principal executive officer and principal financial officer. Based on their evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our principal executive officer and principal financial officer have concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be "material weaknesses." The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

We identified deficiencies in our internal controls and disclosure controls related to the accounting of our acquisitions.

As a result of the identification of the misapplication of US GAAP rules, our management has concluded that, as of December 31, 2005, our internal control over financial reporting was not effective.

Remediation of Material Weaknesses

We have formulated a program to remedy the material weaknesses identified above. In the first phase of the program, to be implemented during the second and third quarters of 2006, we intend to hire a Chief Financial Officer, a Controller and a Senior Accountant to augment our accounting, financial reporting and financial control function in our finance department.

In the second phase of the program, we expect to increase our auditor's review work quarterly, as well as, increase the areas reviewed and discussed with the audit committee and auditors beforehand, on any changes in accounting principles or revenue or expense recognition.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers of our Company and its subsidiaries, as of October 12, 2005, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	With Company Since	Director/Position
Trent Sommerville	39	12/2003	Chief Executive Officer, Chairman of the Board, and Director

Jerry Gruenbaum	51	01/2001	Secretary, General Counsel and Director

Kenneth B. Farris	46	01/2004	Director

MR. TRENT SOMMERVILLE - CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD

Mr. Sommerville was elected as Director, Chairman of the Board and appointed as our Chief Executive Officer in December 1, 2003. Mr. Sommerville attended Perkingston College. Mr. Sommerville worked at Anjet where he obtained NASD Series 22 and Series 63 licenses. Following his experience there, Mr. Sommerville started IGE Capital where he has been actively involved in many venture capital opportunities including FYBX Corporation, Cyber Operations, Way Cool 3D, and PMI Wireless.

JERRY GRUENBAUM - CORPRATE SECRETARY, GENERAL COUNSEL AND DIRECTOR

Mr. Gruenbaum is our Corporate Secretary, General Counsel, and member of our Board of Directors. He was appointed as our Corporate Secretary and General Counsel in December 2001 and was elected to our board on November 12, 2003. He has been admitted to practice law since 1979 and is a licensed attorney in various states including the State of Connecticut where he maintains his practice as a member of SEC Attorneys, LLC, specializing in Securities Law, Mergers and Acquisitions, Corporate Law, Tax Law, International Law and Franchise Law. He is the CEO of a licensed brokerage firm in Westport, Connecticut where he maintains a Series 7, 24, 27 63 and 65 licenses. He is a former President and Chairman of the Board of Directors of a multinational publicly-traded company with operations in Hong Kong and the Netherlands. He previously worked for the tax departments for Peat Marwick Mitchell & Co. (now KPMG Peat Marwick LLP) and Arthur Anderson & Co. He has served as Compliance Director for CIGNA Securities, a division of CIGNA Insurance. He has lectured and taught at various Universities throughout the United States in the areas of Industrial and financial Accounting, taxation, business law, and investments. Attorney Gruenbaum graduated with a B.S. degree from Brooklyn College - C.U.N.Y. Brooklyn, New York; has a M.S. degree in Accounting from Northeastern University Graduate School of Professional Accounting, Boston, Massachusetts; has a J.D. degree from Western New England College School of Law, Springfield, Massachusetts; and an LL.M. in Tax Law from the University of Miami School of Law, Coral Gables, Florida.

DR. KENNETH B. FARRIS - DIRECTOR

Dr. Farris was appointed a director of our Company on January 8, 2004. Dr. Farris, a resident of New Orleans, Louisiana is a graduate of Tulane University’s School of Medicine where he received his MD and MPH degrees in1975. He is a graduate of Carnegie-Mellon University where he received his BS degree in 1971. Dr. Farris is board certified in Pathology. He has been teaching at Tulane University School of Medicine since 1975 where he has received numerous awards for outstanding teaching. Since 1991 he has held the position of Clinical Associate Professor, Department of Pathology and Clinical Associate Professor Department of Pediatrics. In addition, Dr Ferris holds the position of Director of Pathology at West Jefferson Medical Center in Marrero, Louisiana, and Medical Director, Laboratory at Pendleton Memorial Methodist Hospital. Dr. Farris is a member of various medical societies and has published extensively. Among his many accomplishments in his field, as of 1982 he holds the position of Laboratory Accreditation Program Inspector for the College of American Pathologists. He is a founding member and past President of the Greater New Orleans Pathology Society. He is currently a Delegate to the House of Delegates to the American Medical Association. He has held various positions including past President, Speaker to the House of Delegates, member of the Board of Governors and a current Delegate to the House of Delegates to the Louisiana State Medical Society. He has held the position of President, Vice President, Secretary and Treasurer for the Tulane Medical Alumni Association. He is a former Drug Control Crew Chief to the United States Olympic Committee.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more then 10 percent of our Common Stock, to file with the SEC the initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Specific due dates for such reports have been established by the Commission and we are required to disclose any failure to file reports. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that to date all required forms have been filed, and that there was no failure to comply with Section 16(a) filing requirements applicable to our officers, directors and ten percent stockholders.

CODE OF ETHICS

Because we are an early stage company with limited resources, we have not yet adopted a "code of ethics", as defined by the SEC, that applies to the Company's Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller and persons performing similar functions. We are in the process of drafting and adopting a Code of Ethics

ITEM 10. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2003, 2004 and 2005 concerning cash and noncash compensation paid or accrued by us to or on behalf of the president and the only other employee(s) to receive compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

Name/ Position	Year	Salary	Bonus	Stock	Other	Total
Trent Sommerville	2005	$205,000	$0	$690,000	$0	$895,000
Chairman and CEO	2004	$164,976	$0	$0	$0	$164,976
	2003	$0	$0	$0	$0	$0
Jerry Gruenbaum	2005	$25,000	$0		$$0	$25,000
Secretary, General Counsel	2004	$109,500	$0	$25,000	$0	$134,500
	2003	$0	$0	$0	$0	$0

COMPENSATION AGREEMENTS

The Company has no employment agreement with employees and officers of the company as of this date.

No other annual compensation, including a bonus or other form of compensation; and no long-term compensation, including restricted stock awards, securities underlying options, LTIP payouts, or other form of compensation, were paid to these individuals during this period.

BOARD COMPENSATION

Members of our Board of Directors do not receive cash compensation for their services as Directors, although some Directors are reimbursed for reasonable expenses incurred in attending Board or committee meetings. All corporate actions are conducted by unanimous written consent of the Board of Directors.

STOCK OPTION PLAN

The Company has no Stock Option Plan as of this date.

WARRANTS

The Company has no Warrants outstanding as of this date.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of October 12, 2005, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

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

SECURITY OWNERSHIP OF BENEFICIAL OWNERS (1):

Title of Class	Name	Shares		Percent
Common Stock	The Good One Inc.	1,700,000	(2)	6.77%

	Lavonne Adams	1,155,000		4.60%

	John Zavoral	1,125,000		4.48%

	First Union Venture Group, LLC	1,500,000	(3)	5.97%

SECURITY OWNERSHIP OF MANAGEMENT:

Title of Class	Name	Shares		Percent

Common Stock	Trent Sommerville	4,500,100		17.91%

	Jerry Gruenbaum	1,000,000	(4)	3.98%

	Kenneth B. Farris	50,000		0.20%

	Thomas Miller	1,200,000		4.78%

All Directors and Executive Officers as a group (4 persons)		6,750,100		26.86%

(1)
These tables are based upon 25,128,858 shares outstanding as of May 17, 2006 and information derived from our stock records. Unless otherwise indicated in the footnotes to these tables and subject to community property laws where applicable, we believes unless otherwise noted that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days as of October 12, 2005. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on October 12, 2005 any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

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

(4)	Jerry Gruenbaum holds 500,000 shares as a result of a 50% interest in First Union Venture Group, LLC. and 500,000 directly in his own name.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

No director, executive officer or nominee for election as a director of our company, and no owner of five percent or more of our outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount involved exceeds $60,000 except as set forth below.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. We have not and do not intend in the future to formulate a policy for the resolution of such conflicts.

In Springboro, Ohio we lease approximately 39,000 square feet on a month to month lease for $8,500 per month from a major shareholder of our company. The facilities include 34,000 square feet which is used for manufacturing and 5,000 square feet for office space. The space is used by Mound.

In Columbus, Ohio we lease approximately 70,000 square feet on a five (5) year term from January 1, 2002 through December 31, 2007 for $20,000 per month from Par Investments, a company related to the president of Evans. The facilities include approximately 67,000 square feet for manufacturing and 3,000 square feet for offices. The space is used by Evans.

In Ramsey, Minnesota we lease approximately 3,000 square feet on a month to month lease for $7,000 per month from Brad Fritch, the President of Monarch. The facilities include approximately 1,800 square feet of office space and 1,200 square feet for storage. The space is used by Monarch.

In St. Louis Park, Minnesota we lease approximately 6,975 square feet on a 63 month lease beginning January 1, 2005. The facilities are used as offices for our Karkela employees. The lessor is Larry Karkela, the President of the Karkela subsidiary. The lease required an initial security deposit of $5,356. We pay our proportionate share of utilities and real estate tax based upon our percentage of occupancy which is 60.1%.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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

10.4
Acquisition Agreement between Persinger’s Equipment, Inc. (“Persinger”) and Heartland to acquire Persinger dated July 14, 2005, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2005.

10.5
Acquisition Agreement between Lee Oil Company, Inc. (“Lee Oil”) and Heartland to acquire Lee Oil dated August 3, 2005, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2005.

10.6
Acquisition Agreement between Ney Oil Company (“Ney Oil”) and Heartland to acquire Persinger dated September 12, 2005, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2005.

10.7
Acquisition Agreement between Shultz Oil Company, Inc. (“Schultz”) and Heartland to acquire Schultz dated September 21, 2005, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2005.

10.8
Letter of Intent between NKR, Inc. d.b.a. Ohio Valley Lumber (“Ohio Valley Lumber”) and Heartland to acquire Ohio Valley Lumber dated September 12, 2005, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2005.

31.1	Certification of Chief Executive Officer and the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification of Chief Executive Officer and the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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

(i) Audit Fees

FIRM	FISCAL YEAR 2005	FISCAL YEAR 2004

Meyler & Company, LLC	$190,000	$ 100,000

(ii) Audit Related Fees

None

(iii) Tax Fees

None

(iv) All Other Fees

None

TOTAL FEES

FIRM	FISCAL YEAR 2005	FISCAL YEAR 2004

Meyler & Company, LLC	$190,000	$ 100,000

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

HEARTLAND INC. (Registrant)

Date: May 19, 2006	By: /s/Trent Sommerville
Trent Sommerville Chief Executive Officer, Principal Financial Officer and Chairman of the Board

Date: May 19, 2006	By: /s/ Jerry Gruenbaum, Esq.
Jerry Gruenbaum, Esq. Secretary and Director
Date: May 19, 2006	By: /s/ Dr. Kenneth B. Farris
Dr. Kenneth B. Farris Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Trent Sommerville	Trent Sommerville	CEO, Principal Financial Officer & Chairman of the Board	May 19, 2006

/s/ Jerry Gruenbaum	Jerry Gruenbaum	Secretary & Director	May 19, 2006

/s/ Kenneth B. Farris	Kenneth B. Farris	Director	May 19, 2006