Form 10QSB
period 2006-03-31
HEARTLAND, INC.
filed 2006-06-23
CIK 1084415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT
UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2006

HEARTLAND, INC.
(Exact name of small business registrant as specified in its charter)

Maryland	000-27045	36-4286069
(State or other jurisdiction of incorporation or organiztion)	(Commission File Number)	(IRS Employer Indentification Number)

25 Mound Park Drive
Springboro, Ohio 45066
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

Number of shares of the registrant’s common stock outstanding as of June 23, 2006 was: 25,128,858

Traditional Small Business Disclosure Format: Yes ☐	No ☒

HEARTLAND, INC. AND SUBSIDIARIES

FORM 10-QSB

FOR QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

March 31, 2006
(Unaudited)

Current Assets:
Cash	$613,008
Accounts receivable, net	4,253,235
Costs in excess of billings on uncompleted contracts	123,953
Inventories	10,614,834
Prepaid expenses and other	166,072

Total Current Assets	15,771,102

PROPERTY AND EQUIPMENT, net	3,085,796

Other Assets:
Other intangibles	258,985
Goodwill	1,429,787
Investments	524,594
Land deposits	233,320
Security deposits	91,626

Total Other Assets	2,538,312

Total Assets	$21,395,210

See accompanying notes to consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

March 31, 2006
(Unaudited)

Current Liabilities:
Bank lines of credit	$1,360,989
Note payable – land purchase	5,750,110
Convertible promissory notes	1,191,800
Current portion of long-term notes payable	100,058
Acquisition notes payable to related parties	3,250,000
Due to related parties	90,927
Accounts payable	4,885,596
Payroll taxes payable	679,282
Other accrued liabilities	486,094
Billings in excess of costs on uncompleted contracts	492,991
Accrued interest payable	714,785
Total Current Liabilities	19,002,632

Long-Term Debt:
Notes Payable, less current portion	2,799,848

Non-controlling interests in variable interest entities	368,215

Shareholders’ Equity (Deficiency):
Preferred stock $0.001 par value, 5,000,000 shares authorized, none issued and outstanding Common stock $0.001 par value, 100,000,000 shares authorized, 27,056,140 issued and outstanding	27,051
Additional paid-in-capital	17,662,223
Accumulated deficit	(18,464,759)
Total Shareholders’ Equity (Deficiency)	(775,485)

Total Liabilities and Shareholders’ Equity (Deficiency)	$21,395,210

See accompanying notes to consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2006	2005
		(Restated)

Net Revenues	$8,168,493	$8,238,422

Costs and Expenses:
Cost of goods sold	6,659,206	7,267,069
General and administrative expenses	1,552,338	1,362,297
Stock based compensation	212,500	690,000
Depreciation and amortization	55,050	66,683
Total Costs and Expenses	8,479,094	9,386,049

Loss from Operations	(310,601)	(1,147,627)

Other Income (Expense):
Rental income	28,803	39,051
Other income	36,842	1,197
Interest expense	(123,855)	(148,491)
Total Other Income (Expense)	(58,210)	(108,243)

Loss Before Income Taxes	(368,811)	(1,255,870)

Provision for Income Taxes	-	1,225

Net Loss	$(368,811)	$(1,257,095)

Loss per Share:
Basic	$(0.02)	$(0.06)

Weighted Average Common and Common Equivalent Shares Outstanding	23,870,178	19,424,801

See accompanying notes to consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2006	2005
		(Restated)

Net income (loss)	$(368,811)	$(1,257,095)
Reconciliation of Net Income (Loss) to Net Cash Flows Used in Operating Activities:
Depreciation and amortization	298,459	66,683
Stock-based compensation	212,500	690,000
Changes in working capital:
Accounts receivable, trade, net	(182,992)	(687,212)
Costs in excess of billings on uncompleted contracts	208,443	(378,910)
Inventories	(323,783)	(11,762)
Prepaid expenses and other	(20,878)	36,349
Accounts payable	123,372	544,092
Payroll taxes payable	77,081	82,408
Other accrued liabilities	(50,345)	70,739
Billings in excess of costs on uncompleted contracts	(28,961)	617,350
Customer deposits	(12,770)	15,388

Net Cash Flows Used in Operating Activities	(68,685)	(211,970)

Investing Activities:
Purchases of property and equipment	-	(10,862)
Other assets	(50,426)	400

Net Cash Flows Used in Investing Activities	(50,426)	(10,462)

See accompanying notes to consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2006	2005
		(Restated)
Financing Activities:
Proceeds from issuance of common stock	$243,283
Proceeds from issuance of convertible notes		$567,250
Borrowings on lines of credit	9,566	99,999
Borrowings for land purchases	9,950
Advances received from related parties		15,000
Payments on obligations to related parties		(201,790)
Payments on notes payable	(216,066)	(201,286)
Repayment of short-term loan from individual		(50,000)
Payment of dividends		(1,760)

Net Cash Provided by Financing Activities	46,733	227,413

Increase (Decrease) in Cash	(72,378)	4,981

Cash, beginning of period	685,386	578,354

Cash, end of period	$613,008	$583,335

See accompanying notes to consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A – CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and/or omitted. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations for the year ended December 31, 2006. The condensed financial statements should be read in conjunction with the Company’s financial statements included in its annual Form 10-KSB for the year ended December 31, 2005.

NOTE B - STOCKHOLDERS EQUITY

During the three months ended March 31, 2006 the Company sold 486,565 shares of common stock for aggregate proceeds of $243,283, for an average price per share of $0.50.

During the three months ended March 31, 2006 the Company issued 425,000 shares of common stock for services rendered, and recorded stock-based compensation expense of $212,500 related thereto.

During the three months ended March 31, 2006, the Company converted $1,068,700 of the Convertible Promissory Notes and $128,144 of related accrued interest through the issuance of 2,393,686 shares of its common stock.

NOTE C – GOING CONCERN

As reflected in the accompanying financial statements, the Company has negative working capital of $3,231,530 and an accumulated deficit of $18,464,759. The Company’s auditors, in their opinion on the Company’s annual financial statements for 2005 dated May 19, 2006, included a “going concern” qualification related to substantial doubt about the Company’s ability to continue as a going concern.

NOTE D – SUBSEQUENT EVENTS

On June 21, 2006, the Company agreed to accept recissions of the December, 2004 acquisition agreements from Evans Columbus, LLC effective March 31, 2006 and from Monarch Homes, Inc. effective June 1, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OERATION.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

The interim financial statements have been prepared by Heartland, Inc. and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the most recent annual financial statements included in the Company's Form 10-KSB for the year ended December 31, 2005, have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the December 31, 2005 financial statements, the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results for the full fiscal year.

BACKGROUND

The company currently conducts operations in steel fabrication, and construction. Mound Technologies, Inc. (steel fabrication) was acquired in December 2004. Karkela Construction, Inc. and Monarch Homes, Inc. (construction), and Evans Columbus, LLC (steel drum manufacturing) were acquired in December 2005. On June 21, 2006, the Company agreed to accept recissions of the December, 2004 acquisition agreements from Evans Columbus, LLC effective March 31, 2006 and from Monarch Homes, Inc. effective June 1, 2006. The discussion below compares the results from 2006 to the comparable period in 2005.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

Revenues for the three months ended March 31, 2006 were $8,168,493 compared to $8,238,422, a decrease of 1%. Loss from operations was $368,811 for the three months ended March 31, 2006, compared to a loss of $1,257,095 for the same period in 2005. The improvement was primarily due improved sales and profitability in the steel fabrication segment.

Interest expense for the three months ended March 31, 2006 was $123,855 compared to $148,491 for the same period in 2005 due to conversion of outstanding notes during the period.

Primarily as a result of these factors, net loss (before elimination of earnings of subsidiaries prior to their acquisition) was $368,811 for the First quarter of 2006 compared to a loss of $1,138,812 for the first quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was ($68,685) for the three months ended March 31, 2006. This was primarily related to operating losses, additional receivables in the steel fabrication and manufacturing businesses, and additional inventories of land and work-in-process in the construction businesses, offset in part by additional trade financing. The deficit was financed by sales of restricted shares totaling $243,283 and net borrowings of $19,516 during the three months ended March 31, 2006.

Total short-term and long-term debt at March 31, 2006 was $21,802,480 and total shareholders’ equity (deficiency) was ($775,485).

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, capital expenditures, expansion and upgrading of existing facilities, as well as for financing receivables from customers. Additionally, our auditors, in their opinion on our financial statements for the year ended December 31, 2005 issued a “going concern” qualification to their report dated May 19, 2006. We believe that cash generated from operations, together with our bank credit lines, and cash on hand, will provide us with a majority of our liquidity to meet our operating requirements. We believe that the combination of funds available through future anticipated financing arrangements, coupled with forecasted cash flows, will be sufficient to provide the necessary capital resources for our anticipated working capital, capital expenditures, and debt repayments for at least the next twelve months.

Seasonality

Our operations are subject to seasonal fluctuations, particularly the construction segment, located in Minnesota, which can be affected by the adverse weather conditions that can occur in that region.

Inflation

We are subject to the effects of inflation and changing prices. We experienced rising prices for steel and other commodities during fiscal 2005 and for the first three months of 2006 that had a negative impact on our gross margins and net earnings. In addition, rising natural gas prices have hurt our results in the manufacturing area. In the remainder of fiscal 2006, we expect average prices of steel and other commodities to be higher than the average prices paid in fiscal 2005 and for the first three months of 2006. We will attempt to mitigate the impact of these anticipated increases in steel and other commodity prices and other inflationary pressures by actively pursuing internal cost reduction efforts and introducing price increases.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2006 the Company sold an aggregate of 486,565 shares of common stock to investors in private placements.

On March 15, 2006 the company issued 25,000 shares for public relation services to SmallCapVoice.com.

On March 15, 2006 the company issued 400,000 shares for public relations to Crystal Research Associates, LLC.

During the three months ended March 31, 2006, $1,068,700 of notes plus $128,144 in interest on said notes were converted to equity at $0.50 per share for a total of 2,393,686 newly issued shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2006 the company is in defult on $1,161,800 on notes outstanding issued during 2004 and 2005 plus accrued interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On June 21, 2006, the Company agreed to accept recissions of the December, 2004 acquisition agreements from Evans Columbus, LLC effective March 31, 2006 and from Monarch Homes, Inc. effective June 1, 2006.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit 31.1	Certification of Thomas C. Miller, President, Chief Executive Officer & Director
Exhibit 31.2	Certification of Jerry Gruenbaum, Interim Chief Financial Officer & Director.

Exhibit 32.1	Certification of Thomas C. Miller, President, Chief Executive Officer & Director
Exhibit 32.2	Certification of Jerry Gruenbaum, Interim Chief Financial Officer & Director.

(b)	Reports on Form 8-K:

Three Months Ended March 31, 2006

The Company filed a Form 8-K on March 16, 2006 and a Form 8-KA on March 21, 2006 relating to non reliance on previously issued financial statements filed by the Company as a result of the Securities and Exchange Commission’s review of certain of the Company’s prior filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTLAND, INC.
(Registrant)

Date: June 23, 2006	By: /s/ THOMAS C. MILLER
Thomas C. Miller
President, CEO and Director
(Duly Authorized Officer)

Date: June 23, 2006	By: /s/ JERRY GRUENBAUM
Jerry Gruenbaum
Interim and Chief Financial
Officer and Director
(Principal Financial
and Accounting Officer)