Form 10KSB/A
period 2004-12-31
HEARTLAND, INC.
filed 2006-08-11
CIK 1084415

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

Issuer’s revenues for its most recent fiscal year ended December 31, 2004 were:	$7,389,064

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the registrant as ofAugust 10, 2006, was approximately: $6,126,375 at $0.34 price per share. Number of shares of the registrant’s common stock outstanding as of August 11, 2006 was: 25,128,858

Transfer Agent as of August 11, 2006:	Securities Transfer Corporation

2591 Dallas Parkway, Suite 102

Frisco, TX 75034

HEARTLAND INC.

FORM 10-KSB/A2

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

Unless the context indicates otherwise, the terms “Company,” “Corporate”, “Heartland,” and “we” refer to Heartland, Inc. and its subsidiaries. Our executive offices are located at 25 Mound Park Drive, Springboro, Ohio, 45066, telephone number (763) 557.2900. Our Internet address is www.heartlandholdingsinc.com for the corporate information. Additionally, the following divisions of the company currently maintain Internet addresses: 1) Evans Columbus, www.evanscolumbusllc.com, 2) Monarch Homes, www.monarchhomesmn.com, 3) Karkela www.karkela.com and 4) Mound Technologies www.moundtechnologies.com. The information contained on our web site(s) or connected to our web site is not incorporated by reference into this Annual Report on Form 10-KSB and should not be considered part of this report.

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

Subsequent Events

On June 21, 2006, the Company agreed to accept rescissions of the December, 2004 acquisition agreements from Evans Columbus, LLC effective March 31, 2006 and from Monarch Homes, Inc. effective June 1, 2006.

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

The Company is headquartered in Springboro, Ohio and currently trades on the OTC Bulletin Board under the symbol HTLJ.OB. Including the senior management team, Heartland currently employs 90 people.

Currently, the Company operates two major subsidiaries in the following segments:

1)	Mound Technologies, Inc. of Springboro, OH acquired in December 2003 (Steel Fabrication)
2)	Karkela Construction, Inc. of St. Louis Park, MN, acquired in December of 2004 (Construction and Property Management).

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

Construction and Property Management

a)	Karkela Construction, Inc.

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

b)	Mound Property Management Division

The Property Management Division is both located in Springboro, Ohio. The Mound Property Management Division is focused on the ownership and management of industrial property, in Ohio. The Property Management Division presently owns two (2) properties and manages three (3) other properties, which are all located in Ohio. The two owned properties include 37,000 square feet of light and heavy manufacturing buildings on approximately 6 acres. The Company manages 33 acres of industrial property in Ohio, which is not owned.

Competition and Other Factors

The conventional construction industry is essentially a “local” business and is highly competitive. The top 10 builders, in the United States, in calendar year 2003 accounted for approximately 15.1% of the total for-sale attached and detached housing permits in the United States. Karkela competes in its market with numerous other homebuilders and general construction companies, including national, regional and local builders. The industries top six competitors based on revenues for their most recent fiscal year-end are as follows: Beazer Homes USA, Inc., D. R. Horton, Inc., KB Homes, Lennar Corporation, Pulte Homes, Inc. and The Ryland Group, Inc. The main competitive factors affecting Karkela’s operations are location, price, availability of mortgage financing for customers, construction costs, design and quality of homes, customer service, marketing expertise, availability of land, price of land and reputation. We believe that Karkela competes effectively by building high quality units, maintaining geographic diversity, responding to the specific demands of each market and managing the operations at a local level.

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

Other

The Company’s mission is to become a leading diversified company with business interests in well-established service organizations and capital goods manufacturing companies.

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

We will need to secure a minimum of $5,000,000 to satisfy such requirements for the next 12 months, which funds will be used for debt payment, facilities acquisition, lease obligations and personnel costs including salaries and benefits. We are pursing many financing options, which can be any combination of debt or securities. We hope to be able to raise funds from an offering of our stock. However, we may not raise any funds from an offering. We have no source of funding identified at this time and our failure to raise funds in the future will impair and delay our ability to implement our business plan further.

Collectively, our officers and directors at December 31, 2004 on a fully diluted basis beneficially owned voting rights to 7,100,100 or 36% of our outstanding voting stock as of that date. As such, our officers and directors have a significant voice in the control the outcome of all matters submitted to a vote by the holders of our voting stock, including the election of our directors, amendments to our certificate of incorporation and approval of significant corporate transactions. Additionally, our officers and directors could delay, deter or prevent a change in our control that might be beneficial to our other stockholders.

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

Employees

As of December 31, 2004, we employed 90 employees. From time to time, we also retain consultants, independent contractors, and temporary and part-time workers.

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

The following properties are used in the operation of our business:

Our principal executive and administrative offices are located at 25 Mound Park Drive, Springboro, Ohio 45066. Our phone number is (763) 557.2900.

In Springboro, Ohio we lease approximately 39,000 square feet on a month-to-month lease for $8,500 per month from Mound Properties, LLP at 25 Mound Park Drive, Springboro, Ohio. The facilities include 34,000 square feet, which is used for manufacturing and 5,000 square feet for office space. The space is used by Mound.

In Columbus, Ohio we lease approximately 70,000 square feet on a five (5) year term from January 1, 2002 through December 31, 2007 for $20,000 per month from Par Investments. The facilities include approximately 67,000 square feet for manufacturing and 3,000 square feet for offices. The space is used by Evans.

In St. Louis Park, Minnesota we lease approximately 6,975 square feet on a 63-month lease beginning January 1, 2005. The facilities are used as offices for our Karkela employees. The lessor is Larry Karkela dba Karkela properties. The lease required an initial security deposit of $5,356. We pay our proportionate share of utilities and real estate tax based upon our percentage of occupancy, which is 60.1%. The lease requires payments of:

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

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On July 11, 2006, there were approximately 630 shareholders of record of our common stock. Our common stock currently available for trading on the NASDAQ OTC Electronic Bulletin Board under the symbol “HTLJ.OB.”

The Company was formed on April 6, 1999. In April 1999, the Company’s common stock had been listed for trading on the OTC Bulletin Board under the symbol “OGNI.” The trading market for the Company’s stock is limited and sporadic and should not be deemed to constitute an “established trading market”. In connection with the change of the Company’s name to International Wireless, Inc., the Company’s symbol was changed to “IWIN” on January 2, 2002. As a result of the 30-1 reverse split of the shares outstanding, the Company’s symbol was changed to “IWLJ” on November 12, 2003. Subsequently, the Company changed its name to Heartland Holdings, Inc in April 2004.

The following table sets forth the range of high and low bid prices of the Company’s common stock during the periods indicated. Such prices reflect prices between dealers in securities and do not include any retail markup, markdown or commission and may not necessarily represent actual transactions. The information set forth below was provided by NASDAQ Trading & Market Services.

	HIGH	LOW

FISCAL YEAR ENDED DECEMBER 31, 2003

First Quarter	0.04	0.04
Second Quarter	0.02	0.02
Third Quarter	0.02	0.02
Fourth Quarter	5.00	5.00

FISCAL YEAR ENDED DECEMBER 31, 2004

First Quarter	1.00	0.70
Second Quarter	1.00	0.70
Third Quarter	1.00	0.70
Fourth Quarter	1.60	1.60

(1)	The quotations reflect inter-dealer prices, without mark-up, markdown or commission and may not represent actual transactions.
(2)

During fiscal year ended 2004, the Company was not in compliance with the reporting requirements and was not on the OTC BB. The Company began trading as HTLJ.OB on December 21, 2004 at $1.00 per share.

The closing bid price for the common stock as reported by the OTC Bulletin Board on July 11, 2006 was $0.43.

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

On May 8, 2000 the Company offered to sell and on May 24, 2000 completed the sale of 142,000 units to private accredited investors for an aggregate of $106,500 or $0.75 per unit. We received net proceeds totaling $96,500 after payment of a 10% finder’s fee to a non-affiliated third party. Each Unit was comprised of one share of common stock (free trading pursuant to Rule 606 of Regulation E) and one Class A common stock purchase warrant. Each Class A common stock purchase warrant is exercisable for one restricted common stock upon payment of $.75 per warrant. The Class A warrants are exercisable for a five year period.

On February 29, 2000 the Company offered for sale 16,000 shares of Series A Convertible Preferred Stock for $4,600,000 or $287.50 per share. The Series A Convertible Preferred Stock was convertible into common stock in stages occurring at one-month intervals over a ten-month period. The Series A Convertible provided for (a) a liquidation preference of $1.00 per share (plus all declared but unpaid dividends); (b) full voting rights based upon the number of shares of common stock into which each share is convertible; (c) no conversion price per share of common stock; and (d) an automatic conversion into common stock on specified dates. Class 1 Series A investors received the above terms and had their funds placed into an escrow account which was set up where the aggregate proceeds deposited in this account was to be released to the Company when it reached $2,650,000. The use of proceeds was allocated for a proposed acquisition of Encore/Sigma and for working capital. If the funds did not reach that amount by a specified date, all principal and interest earned was to be returned to the Class 1 Series A Preferred holders. Class 2 Series A Convertible Preferred holders were offered one additional restricted common stock for every $10.00 they invested if they agreed to allow the Company to use their funds for current working capital rather than have their funds deposited in the escrow account.

On June 6, 2000 the Company terminated the Series A Convertible Preferred Stock offering, and on June 23, 2000, we returned to our Class 1 investors an aggregate of $638,763 plus accrued interest, which was previously recorded as restricted cash. Also on June 6 we offered our Class 2 investors, in lieu of each Series A Convertible Preferred Stock and restricted stock awarded, 383.33 Units. Each Unit was comprised of one share of common stock and one Common Stock Purchase Warrant where each Common Stock Purchase Warrant is redeemable for one share of common stock at an exercise price of $1.50 per share. As a result of this exchange, we issued 324,999 shares of common stock for $243,750 or $0.75 per share along with 324,999 Common Stock Purchase Warrants. The warrants are exercisable for a period of five years. The common stock was free trading based on filing an offering circular pursuant to Rule 604 of Regulation E of the Securities Act. No shares underlying the Common Stock Purchase Warrants are restricted from resale pursuant to Rule 144 of the Act. Proceeds received from the sale were used for working capital purposes and payment of the break up fee paid to Encore/Sigma.

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

On May 15, 2001, the Company received $10,000 in the form of a short-term bridge loan from an investor. The duration of this loan is one month and has an interest rate of 12% per annum. This investor also received common stock warrants to purchase an aggregate of 15,000 shares of our common stock originally exercisable at $.51 per share but adjusted to $0.40 per share and also received an additional 10,000 common stock purchase warrants to purchase an additional 10,000 shares of our common stock for extending the due date of the note.

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

The Company was incorporated in the State of Maryland on April 6, 1999 as Origin Investment Group, Inc. (“Origin”). On December 27, 2001, the Company went through a reverse merger with International Wireless, Inc. Thereafter on January 2, 2002 the Company changed its name from Origin to International Wireless, Inc. On November 15, 2003, the Company went through a reverse merger with PMI Wireless, Inc. Thereafter in May 2004 the Company changed its name from International Wireless, Inc. to our current name, Heartland Inc.

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

The Company’s original investment strategy when it was regulated as a business development company under the 1940 Act and was to invest in a diverse portfolio of private companies that could be used to build an Internet infrastructure by offering hardware, software and/or services which enhance the use of the Internet. Prior to it’s reverse merger with International Wireless, the Company identified two eligible portfolio companies within which they entered into agreements to acquire interests within such companies and to further invest capital in these companies to further develop their business. However, on each occasion and prior to each closing, the Company was either unable to raise sufficient capital to consummate the transaction or discovered information which modified its understanding of the eligible portfolio company’s financial status to such an extent where it was unadvisable for it to continue and consummate the transaction.

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

From December 27, 2001 through June 2003, the Company attempted to develop its bar code technology and bring it to market. To that extent, the Company moved its operations to Woburn, Massachusetts, hired numerous computer programmers, developers and sales people in addition to support staff. Due to the Company’s inability to raise sufficient capital, the Company was unable to pay current operating expenses and by June 2003 shut down its operations entirely.

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

On December 30, 2004, the Company entered into an Acquisition Agreement to acquire one hundred percent (100%) of Evans Columbus, LLC (“Evans”), an Ohio corporation with its corporate headquarters located in Blacklick, OH for three million five thousand dollars ($3,005,000). The acquisition price was made up of: 1) $5,000 at closing, and 2) six hundred thousand (600,000) restricted newly issued shares of the Company’s common stock provided at closing. In the event the common stock of the Company is not trading at a minimum of $5.00 as of December 30, 2005, the Company is required to compensate the original Evans shareholders for the difference in additional stock. As a result of this transaction, Evans became a wholly owned subsidiary of the Company.

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

Subsequent Events

On June 21, 2006, the Company agreed to accept rescissions of the December, 2004 acquisition agreements from Evans Columbus, LLC effective March 31, 2006 and from Monarch Homes, Inc. effective June 1, 2006.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2004 AND 2003

OVERVIEW

Heartland, Inc. is an operating conglomerate with operations in steel fabrication, manufacturing, construction and property management. Total consolidated revenues for the year ended December 31, 2004 was $7,389,064 versus $4,428,836 for the year ended December 31, 2003. The Company incurred operating expenses of $8,299,416 for the year ended December 31, 2004 and $5,401,779 for the year ended December 31, 2003.

In fiscal year ended December 31, 2004 the company incurred a net loss from continuing operations of $(764,878) or a loss of $(0.06) per share compared to a net loss of $ (1,510,450) or a loss of $(0.80) per share in fiscal year ended December 31, 2003. The primary factor contributing to the decrease net loss were from higher sales for Mound Technologies.

	2004	2003

Net sales	$7,389,064	$4,428,836
Cost and expenses
Cost of good sold	6,493,641	4,055,404
Selling, general and administrative expense	1,747,439	1,281,975
Stock Based Compensation	—	—
Depreciation and amortization	58,336	64,400
Total Cash and Expenses	8,299,416	5,401,779

Operating Income	(910,352)	(972,943)
Net Other Income	145,474	(537,507)

Net Income (loss) from continuing operations	(764,878)	(1,510,450)
Total Discontinued Operations - Loss		(1,120,853)

Net Loss	$(764,878)	$(2,631,303)

Net Loss per Common Shares	$(0.06)	$(1.39)

SALES

Sales increased at Mound Technology and subsidiaries in fiscal year ended December 31, 2004 by 67% to $7,386,678 from $4,428,836 in fiscal year ended December 31, 2003.

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM

Net loss from continuing operations was $(764,878) in fiscal year ended December 31, 2004 and $(2,631,303) in fiscal year ended December 31, 2003.

Operating losses at Mound Technologies and Subsidiaries decreased to $(764,878) in fiscal ended December 31, 2004 from $(1,510,450) in fiscal ended December 31, 2003, reflecting higher sales and better cost controls.

INTEREST EXPENSE

Interest expense was $61,214 during the fiscal year ended December 31, 2004 as compared to $351,801 in fiscal year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

As presented in the Consolidated Statement of Cash Flows, net cash used by operating activities was $(1,342,782) in fiscal 2004. The significant changes in working capital were a $(495,644) decrease in accounts payable, a $(243,757) increase in accounts receivable. Working capital requirements are not anticipated to increase substantially in fiscal 2005.

During fiscal 2004, the Company used cash of $205,000 to acquire companies. The Company received net cash of $1,312,050 from the issue of certain promissory convertible notes.

The level of capital expenditures is expected to increase moderately in fiscal 2005, and the source of funds for such expenditures is expected to be cash from operations.

At December 31, 2004 the Company’s total debt was $15,905,722 as compared to $4,008,827 at December 31, 2003. The Company believes that its funding sources are adequate for its anticipated requirements.

Shareholders’ equity was $6,809,901 at December 31, 2004 compared to $(1,278,008) at December 31, 2003.

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

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2004 (RESTATED)

CONTENTS

___________________________________________________________________________________________

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has negative working capital of $4,184,386, an accumulated deficit of $6,369,764, and there are existing uncertain conditions which the Company faces relative to its obtaining capital in the equity markets. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

See also Note R as to contingent liability and Note S as to Restatements of Financial Statements from amounts previously reported.

/s/ Meyler & Company, LLC

Middletown, NJ

March 20, 2005

(Except for Note Q as to

which the date is July 15, 2005,

Note S(1) as to which the

date is March 17, 2006 and

Note S(2) as to which the date

is May 19, 2006 and Note T

as to which the date is

July 10, 2006)

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(Restated)	(Restated)
CURRENT ASSETS
Cash	$603,451	$4,923
Accounts receivable net of allowance for doubtful accounts of $684,829 and $550,336, respectively	3,450,970	1,123,202
Costs in excess of billings on uncompleted contracts	187,621
Inventory	4,508,212	619,192
Prepaid expenses and other	112,207
Total Current Assets	8,862,461	1,747,317
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $821,306 and $510,218, respectively	5,403,107	982,502

OTHER ASSETS
Advances to related party	202,965
Goodwill	7,217,268
Other intangible assets	520,000
Investment in joint ventures	424,417
Other assets	66,262
Security Deposits	19,143	1,000
	8,450,055	1,000
Total Assets	$22,715,623	$2,730,819

See accompanying notes to financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	December 31,
	2004	2003
	(Restated)	(Restated)
CURRENT LIABILITIES
Bank lines of credit	$810,989
Notes payable - land purchases	1,965,698
Convertible promissory notes payable	1,322,050
Current portion of notes payable	122,137	$29,450
Current portion of capitalized lease obligations	115,423
Accounts payable	2,908,555	1,886,923
Acquisition notes payable to related parties	3,300,000
Obligations to related parties	670,907	543,480
Accrued interest	18,886
Accrued payroll taxes	693,630	598,458
Accrued expenses	572,248	298,373
Billings in excess of costs on uncompleted contracts	153,379	156,507
Customer deposits	21,068
Deferred income taxes	371,877
Total Current Liabilities	13,046,847	3,513,191

LONG-TERM OBLIGATIONS
Notes payable, less current portion	2,136,478	495,636
Capitalized lease obligations, less current portion	269,100
Notes payable to an individual	150,000
Non-controlling interest of variable interest entities	267,171
Deferred income taxes	36,126
Total Long Term Liabilities	2,858,875	495,636

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock $0.001 par value 5,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value 100,000,000 shares authorized; issued and outstanding 18,244,801 and 13,077,758 shares at December 31, 2004 and 2003, respectively	18, 244	13,077
Additional paid-in capital	13,161,421	4,313,801
Accumulated deficit	(6,369,764)	(5,604,886)
Total Stockholders’ Equity (Deficit)	(6,809,901)	(1,278,008)
Total Liabilities and Stockholders’ Equity (Deficit)	$22,715,623	$2,730,819

See accompanying notes to financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2004	2003
	(Restated)	(Restated)
REVENUE - SALES	$7,389,064	$4,428,836

COSTS AND EXPENSES
Cost of goods sold	6,493,641	4,055,404
Selling, general and administrative expenses	1,747,439	1,281,975
Depreciation and amortization	58,336	64,400
Total Costs and Expenses	8,299,416	5,401,779

NET OPERATING LOSS	(910,352)	(972,943)

OTHER INCOME (EXPENSE)
Rental income	197,806
Other income	11,371	4,480
Loss on disposal of equipment	(2,489)	(39,237)
Interest expense	(61,214)	(351,801)
Realized loss on sale of marketable securities		(150,949)
Total Other Income (Expense)	145,474	(537,507)

NET LOSS FROM CONTINUING OPERATIONS	(764,878)	(1,510,450)
DISCONTINUED OPERATIONS
Loss from operations of discontinued subsidiary		(457,853)
Loss on disposal of operating assets		(663,000)

Total Discontinued Operations - Loss		(1,120,853)
NET LOSS	$(764,878)	$(2,631,303)

NET LOSS PER COMMON SHARE
Basic	$(.06)	($1.39)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	13,744,692	1,891,367

See accompanying notes to financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31
	2004	2003
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(764,878)	$(2,631,303)
Adjustments to reconcile net loss to cash flows used in operating activities:
Stock based compensation	63,787
Loss on disposal of equipment	2,489
Sale of building		625,000
Discontinued operating assets		663,000
Depreciation and amortization	58,336	64,600
Changes in assets and liabilities:
Increase in accounts receivable	(243,757)	943,771
Increase in costs in excess of billings on uncompleted contracts	(113,724)	17,611
Decrease in inventory	109,895	(255,956)
Increase in prepaids and other	(3,970)	76,310
Increase in other assets	(3,020)
Decrease in accounts payable	(495,644)	(262,414)
Increase in accrued payroll taxes	95,172	451,564
Increase in interest	18,886
Increase in accrued expenses	45,085	150,605
Note payable to vendors		175,000
Decrease in billings in excess of costs on uncompleted contracts	(147,565)
Increase in deferred income taxes	36,126
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,342,782)	17,788

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of subsidiaries	(205,000)
Purchase of marketable securities		(3,020)
Proceeds on disposition of property and equipment	7,450
Cash paid for security deposits	(10,520)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(208,070)	(3,020)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received in acquisition of subsidiaries	458,433	2,385
Cash recorded in consolidation of variable interest entities	142,806
Proceeds from issuance of promissory convertible notes payable	1,312,050
Payments on notes payable	(46,241)	(4,142,291)
Notes payable to related party		441,292
Additional capital investment		3,686,600
Payments on obligations to related parties	(62,668)
Proceeds from issuance of common stock	345,000
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,149,380	(12,014)
INCREASE IN CASH	598,528	2,754
CASH, BEGINNING OF PERIOD	4,923	2,169
CASH, END OF PERIOD	$603,451	$4,923

See accompanying notes to financial statements

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	For the Year Ended December 31,
	2004	2003
	(Restated)	(Restated)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$42,328	$351,801
NON-CASH INVESTING AND FINANCING ACTIVITIES
Land acquired by: issuance of common stock	94,000
Property, Plant and equipment acquired with notes payable	211,094
Issuance of common stock in payment of obligation to related party	15,000
Issuance of common stock as stock based compensation	63,787
Assets acquired and liabilities assumed in acquisition of subsidiaries:
Cash	458,433
Accounts receivable	2,084,011
Costs in excess of billings on uncompleted contracts	73,897
Inventory	3,998,915
Prepaids and other	108,237
Property, plant and equipment	2,071,094
Advance to related party	281,122
Goodwill	7,217,268
Other intangible assets	520,000
Investment in joint ventures	424,417
Security deposits	7,623
Line of credit	(810,989)
Notes payable	(2,012,205)
Obligation under capital lease	(384,523)
Accounts payable	(1,431,033)
Acquisition notes payable	(3,300,000)
Obligations to related parties	(205,095)
Accrued expenses	(228,790)
Billings in excess of costs on uncompleted contracts	(144,437)
Customer deposits	(21,068)
Deferred income taxes	(371,877)
Issuance of common stock	(8,335,000)
Assets and liabilities assumed in consolidation of variable interest entities:
Cash	142,806
Property, plant and equipment, net	1,907,692
Other assets	63,242
Convertible promissory notes payable	(10,000)
Notes payable	(1,672,169)
Accounts payable	(86,243)
Advances from related party	(78,157)
Non-controlling interest in variable interest entities	(267,171)

See accompanying notes to financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	For the Year Ended December 31,
	2004	2003
	(Restated)	(Restated)
Miller Investments acquisition:
Fair market value of land and buildings acquired		$1,461,000
Cash		2,385
Mortgages		(1,114,145)
Equity		(349,240)
Adimo Manufacturing Company Acquisition:
Fair market value of assets acquired
Equipment		783,374
Inventory		199,196
Accounts receivable		64,907
Debt assumed
Bank loans		(897,477)
Vendor notes payable		(150,000)

See accompanying notes to financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Year Ended December 31, 2004 (Restated)

			Additional
	Capital Stock		Paid - In	Accumulated
	Shares	Capital	Capital	Deficit	Total

Balance December 31, 2002	23,249,442	$209,245	$8,612,489	$(9,098,330)	$(276,596)
Issuance of stock in private placement at $0.10 per share	1,166,250	10,497	106,128		116,625
Issuance of stock for the exercise of non-qualified stock options at $0.01 per share	70,000	630	6,370		7,000
Issuance of stock to consultants for services provided at $0.15 per share	220,080	1,981	32,574		34,555
Issuance of stock for loan conversion at $0.10 per share	500,000	4,500	45,500		50,000
Issuance of stock for adjustments in private placement	268,000	2,411	(2,411)
Issuance of stock for loan conversion at $0.10 per share	1,000,000	9,000	91,000		100,000
Issuance of stock in private placement at $0.10 per share	25,000	225	2,275		2,500
Issuance of stock to investment banker as fee to finalize company affairs	30,000,000	270,000	(270,000)
Net loss for the year ended December 31, 2003-pre-merger				(809,596)	(809,596)
Subtotal	56,498,772	508,489	8,623,925	(9,907,926)	(775,512)

Reverse Merger:
Revenue 30 to 1 stock split	54,615,480
Adjustment of par value to $0.001 to recapitalize company		(506,606)	506,606
Subtotal	1,883,292	1,883	9,130,531	(9,907,926)	(775,512)

See accompanying notes to financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)(CONTINUED)

For the Year Ended December 31, 2004 (Restated)

	Capital Stock		Additional Paid-In	Retained
	Shares	Capital	Capital	Earnings	Total
Balance carried forward	1,883,292	1,883	9,130,531	(9,907,926)	(775,512)
Issuance of common stock to PMI Wireless, Inc.	9,938,466	9,938	61,062		71,000
Issuance of common stock to acquire Mound Technologies, Inc.	1,256,000	1,256	(1,256)
Recapitalization of accumulated deficit in Reverse Merger			(9,907,926)	9,907,926
Mound Technologies	1,000	1	5,031,389	(2,973,583)	2,057,807
Elimination of Mound capital stock	(1,000)	(1)	1
Net loss for the year ended December 31, 2003				(2,631,303)	(2,631,303)
Balance, December 31, 2003	13,077,758	13,077	4,313,801	(5,604,886)	(1,278,008)
Correction of shares issued in reverse merger	703,082	703	(703)
Shares issued for services rendered at $0.05 per share	1,105,730	1,106	54,181		55,287
Shares issued in connection with lawsuit settlement	170,000	170	8,330		8,500
Shares issued for cash at a price ranging from $0.16 to $1.00	1,204,396	1,204	343,796		345,000
Shares issued to acquire property at $0.47 per share	200,000	200	93,800		94,000
Shares issued to settle loan @ $0.89 per share	16,835	17	14,983		15,000
Issuance of common stock in connection with acquisitions at $5.00 per share	1,267,000	1,267	6,333,733		6,335,000
Issuance of common stock in connection with acquisitions at $4.00 per share	500,000	500	1,999,500		2,000,000
Net loss for the year ended December 31, 2004				(764,878)	(764,878)
Balance, December 31, 2004	18,244,801	$18,244	$13,161,421	$(6,369,764)	$ (6,809,901)

See accompanying notes to financial statements

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 (Restated)

NOTE A - PRINCIPLES OF CONSOLIDATION AND NATURE OF BUSINESS

The consolidated financial statements include the accounts of Heartland, Inc. (formerly International Wireless, Inc.) (“Heartland”) and its wholly owned subsidiaries, Mound Technologies, Inc. (“Mound”) a steel fabricator acquired in December 2003, Evans Columbus, LLC (“Evans”) a steel drum manufacturer, Monarch Homes, Inc. (“Monarch”) a residential home builder and Karkela Construction, Inc. (“Karkela”) a commercial construction contractor, all of which were acquired in December 2004. As indicated in Note D, the consolidated financial statements also include the accounts of two entities deemed to be Variable Interest Entities (VIE’s): PAR Investments, LLC, which owns the land and building rented to Evans Columbus as its headquarters, and Wyncrest Group, Inc, an investment company. Heartland was previously involved with the development of wireless technology and acquisition of companies developing wireless technology for cell phones. The company, after finding it difficult to obtain capital for its development efforts, ceased operations in 2003. The 2004 financial statements have been prepared as though the acquisitions occurred as of the last day of the year. The 2003 financial statements have been restated to reflect the acquisition in December 2003 as though it occurred as of the beginning of the year.

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

On December 15, 2003, the Company reverse merged with Mound through the issuance of 1,256,000 shares of its common stock in exchange for all of the issued and outstanding shares of Mound. Prior to the merger, International Wireless, Inc. was a non-operating shell corporation. Pursuant to Securities and Exchange Commission rules, the merger of a private operating company (Mound) into a non-operating public shell corporation with nominal net assets (International Wireless, Inc.) is considered a capital transaction. Accordingly, for accounting purposes, the merger has been treated as a reverse merger of Mound with the Company and a recapitalization of the Company.

Going Concern Uncertainty and Management’s Plans

As reflected in the accompanying financial statements, the Company has current liabilities of $4,184,386 in excess of current assets resulting in negative working capital and an accumulated deficit of $6,369,764. Management is presently seeking to raise permanent equity capital in the capital markets or some form of long-term debt instrument to eliminate the negative working capital. Additionally, the Company is seeking to acquire additional profitable companies. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit. However, there are no assurances that the Company will succeed in the obtaining of equity financing or some form of long-term debt instrument.

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 (Restated)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

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

December 31, 2004 (Restated)

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

The Company accounts for stock issued for services using Fair Value Method. In accordance with the Emerging Issued Task Force (“EITF”) 96-18, the measurement date of shares issued for services is the date which the counterparty’s performance is complete.

Allowance for Doubtful Accounts

It is the company’s policy to provide an allowance for doubtful accounts when it believes there is a potential for non-collectibility.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method.

Revenue Recognition

The Company recognizes revenue when the product is manufactured and shipped. Revenues from fixed-price and modified fixed-price construction contracts are recognized on the percentage-of-completion method, measured by the percentage of total cost incurred to date to estimated total cost for each contract. This method is used because management considers expended total cost to be the best available

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 (Restated)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

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

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 (Restated)

NOTE C - ACQUISITIONS (CONTINUED)

The allocation of the purchase price for these acquisitions was as follows:

	Monarch	Evans	Karkela

Cash payment	$100,000	$5,000	$100,000
Promissory notes	$1,900,000		$1,400,000
Common stock shares	667,000	600,000	500,000
Value per share	$5.00	$5.00	$4.00
Total Common Stock	3,335,000	3,000,000	2,000,000
Total Purchase Price	$5,335,000	$3,005,000	$3,500,000

Fair value of net assets acquired:

Cash	$150,996	$114,016	$193,421
Loan receivable	202,965	78,157
Accounts receivable		637,060	1,446,951
Costs in excess of billings			73,897
Inventory	3,843,570	579,762
Property, plant and equipment	160,834	2,080,605	34,655
Other assets		39,446	76,414
Liabilities assumed	(2,556,762)	(1,622,027)	(1,431,228)
Customer lists		257,500	22,500
Tradename	240,000
Goodwill	3,293,397	840,481	3,083,390
	$5,335,000	$3,005,000	$3,500,000

Condensed Financial Information at December 31, 2004 and for the year then ended, is as follows:

	Monarch	Evans	Karkela

Sales	$22,913,341	$7,921,792	$11,778,559
Total costs and expenses	21,987,553	7,878,659	11,513,495
Net operating income	925,788	43,133	265,064
Other income (expenses)	(45,349)	(59,155)	(1,230)
Income (loss) before taxes	880,439	(16,022)	263,834
Provision for Federal and State income taxes	328,240		116,923

Net Income (loss):	$552,199	$(16,022)	$146,911

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 (Restated)

NOTE C - ACQUISITIONS (CONTINUED)

	Monarch	Evans	Karkela

Total current assets	$3,994,566	$1,368,017	$1,785,327
Property, plant and equipment, net	160,834	388,734	34,655
Other assets	202,965	80,424	5,356

Total Assets	$4,358,365	$1,837,175	$1,825,338

Total current liabilities	$2,556,762	$1,315,720	$1,431,228
Total long-term liabilities		306,307

Stockholders’ Equity
Common stock	10,000		1,000
Accumulated earnings	1,791,603	215,148	393,110
Total Stockholders’ Equity	1,801,603	215,148	394,110

Total Liabilities and Stockholders’ Equity	$4,358,365	$1,837,175	$1,825,338

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 (Restated)

NOTE C - ACQUISITIONS (CONTINUED)

	Heartland	Evans Columbus	Karkela	Monarch	PAR Investments	Eliminating Adjustments	Consolidated

Sales	$7,389,064	$7,921,792	$11,778,559	$22,913,341			$50,002,756

Total costs and expenses	8,299,416	7,878,659	11,513,495	21,987,553	$54,335	$(240,000)	49,493,458

Net operating income	(910,352)	43,133	265,064	925,788	(54,335)	240,000	509,298

Other income (expense)	145,474	(59,155)	(1,230)	(45,349)	133,203	(240,000)	(67,057)

Income (loss) before taxes	(764,878)	(16,022)	263,834	880,439	78,868	0	442,241

Deferred Federal and State income taxes			116,923	328,240			445,163

Net income (loss)	$(764,878)	$(16,022)	$146,911	$552,199	$78,868	$0	$(2,922)

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 (Restated)

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

The Company has concluded that two entities, Wyncrest Group, Inc. (“Wyncrest”) and PAR Investments, LLC are deemed to be VIEs under FIN 46 and accordingly they have been consolidated in the financial statements for 2004.

Wyncrest had assets of $19,291, liabilities of $356,743 at December 31, 2004 and a net loss of $361,209 for the year then ended. Wyncrest, which is in the investment business, had no revenues during 2004. Expenses consisted primarily of compensation, consulting expense and professional fees. PAR Investments, LLC, a real estate holding company had assets of $1,993,740, liabilities of $1,750,326 and equity of $243,414 at December 31, 2004.

NOTE E - INVENTORY

Inventory consists of the following at December 31,

	2004	2003

Raw material	$959,692	$505,652
Work in process - manufacturing	125,658	113,540
Work in process - home construction	1,108,892
Land held for development	2,310,260
Finished goods	3,710
	$4,508,212	$619,192

NOTE F - PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following at December 31,

	2004	2003	Years of Average Useful Life

Land	$717,400	$73,400
Leasehold improvements	44,724	33,134	5
Buildings	2,362,600	762,600	30
Furniture and fixtures	198,022	120,388	10
Machinery and equipment	473,735	397,580	10-15
Equipment held under capital lease	2,096,871		3-10
Automotive equipment	331,061	105,618	7
	6,224,413	1,492,720
Less: accumulated depreciation	821,306	510,218
	$5,403,107	$982,502

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 (Restated)

NOTE G – BANK LINES OF CREDIT

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

NOTE I - CONVERTIBLE PROMISSORY NOTES PAYABLE

The Company, between August and December 31, 2004, issued $1,322,050 in convertible promissory notes to various individuals and organizations. The notes are unsecured, due within 1 year from date of issue, and bear interest at the rate of 10%. The notes can be converted into common stock of the Company. Of the $1,026,550 outstanding, $695,550 are convertible at $1.00 per share and $331,000 are convertible at $.50 per share.

NOTE J- NOTES PAYABLE

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

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 (Restated)

Note payable to a bank due November 2012, in 120 monthly installments of principal of $4,166 and a balloon payment of principal of $504,246, plus interest at LIBO plus 2.20%. The note is secured by a first mortgage on land and building.	895,850

Note payable to Community Capital Development Corporation due December 2003, payable in 240 monthly installments of $6,311 including servicing fees, and interest at 5.17%. The note is guaranteed by Ron Evans.	776,319

Note payable to a bank due April 2006, payable in 60 monthly installments of $512 bearing no interest. The note was collateralized by transportation equipment and was paid-in-full in 2004.		16,386
	2,258,615	525,086
Less: current portion	122,137	29,450

Long-term portion	$2,136,478	$495,636

Minimum future principal payments on notes over the next five years and in the aggregate are as follows:

Year	Amount

2005	$122,137
2006	124,329
2007	127,506
2008	133,959
2009	137,715
Thereafter	1,612,969

Total	$2,258,615

NOTE K - NOTE PAYABLE TO AN INDIVIDUAL

In June 2004, an individual contributed four parcels of land to the Company in exchange for 200,000 shares of the Company’s common stock and the assumption of a note in the amount of $150,000. The note is non-interest bearing and has no specific repayment date.

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 (Restated)

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

NOTE M - RELATED PARTY TRANSACTIONS

Advances to Related Party

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

December 31, 2004 (Restated)

NOTE N - STOCKHOLDERS’ EQUITY (DEFICIT)

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

During the nine months ended September 30, 2003, the Company issued 268,000 shares to private placement holders who had subscribed to the private placement at higher prices. The effect of this additional issuance was to reduce these holders purchase price basis to $0.10 per share.

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

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 (Restated)

NOTE N - STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

PRE-STOCK SPLIT AND REVERSE MERGER (See Consolidated Statement of Stockholders’ Equity

[Deficit]) (Continued)

Reverse Merger (Continued)

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

In December 2004, the Company completed two acquisitions (see Note C). Part of the acquisition cost was the issuance of 1,267,000 shares of its common stock valued at $5.00 per share or a consideration of $6,335, 000.

In December 2004, the Company completed an acquisition (see Note C). Part of the acquisition cost was the issuance of 500,000 shares of its common stock valued at $4.00 per share or a consideration of $2,000,000.

The Company settled an outstanding indebtedness of $15,000 by issuing 16,835 shares of its common stock valued at $0.89 per share.

In connection with the convertible promissory notes, the Company has reserved 1,357,000 shares of its common stock for potential conversions.

NOTE O - INCOME TAXES

The Company has not elected as at December 31, 2004, to file a consolidated Federal income tax return. Accordingly, the only carryforward losses available to the Company are losses incurred in the parent corporation, Heartland, Inc., aggregating approximately $450,000 to offset future tax liabilities of the parent corporation. This net operating loss expires in 2019.

Temporary differences which give rise to deferred taxes are summarized as follows for the year ended December 31, 2004:

Timing difference relating to the payment of taxes due to

differences in tax and financial reporting fiscal year ends	$408,003
Net operating loss and other carry forwards	135,000
Valuation allowance	(135,000)
Net deferred tax	408,003
Less: current portion	371,877
Long term portion	$ 36,126

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 (Restated)

NOTE O - INCOME TAXES (CONTINUED)

The parent company has recorded a full valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized since the generation of future taxable income is not assured beyond a reasonable doubt.

There is no difference between the effective income tax rates for deferred income taxes from the statutory Federal income tax rate.

NOTE P - LITIGATION

In February 2003, a judgment in the amount of $28,750 was entered against the Company for unpaid rent on behalf of Graham Paxton, the former President and CEO of the Company. On July 14, 2004, the judgment was settled for the issuance of 75,000 shares of the Company’s common stock.

NOTE Q - OPERATING SEGMENTS

After the acquisition of the three entities referred to in Note C, the Company will organize its business units into three reportable segments: steel fabrication, manufacturing and construction, and property management. The steel fabrication segment focuses on the fabrication of metal products. This is the only segment contained in the consolidated statements of operations for 2004 and 2003. The manufacturing segment manufactures steel drums and also manufactures products for the heavy machinery industry. The construction and property management segment builds custom residential homes in the State of Minnesota and functions as a general contractor in the greater St. Paul and Minneapolis, Minnesota area. It also owns and manages industrial property in Ohio.

The segments’ accounting policies are the same as those described in the Summary of Significant Accounting Policies. The Company’s reportable business segments are strategic business units that offer different products and services. Each segment is managed separately because they require different technologies and market to different classes of customers.

	Reportable Segments
Year ended December 31, 2004:	Parent Company	VIE	Steel Fabrication	Manufacturing		Construction and Property Management	Total
REVENUES (there are no inter-segment revenues)			$7,386,678	$2,386			$7,389,064
NET INCOME (LOSS)	$(476,129)	$(361,209)	112,448	(102,076)		$62,088	(764,878)
Total Assets	380,594	1,996,031	1,678,483	5,038,805		13,621,710	22,715,623
OTHER SIGNIFICANT ITEMS
Depreciation expense			21,729	17,053		19,554	58,336
Interest expense	18,886		5,256			37,072	61,214
Expenditures for assets			56,776		$		56,776

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 (Restated)

NOTE Q - OPERATING SEGMENTS (CONTINUED)

	Reportable Segments
Year ended December 31, 2003:	Steel Fabrication	Total
REVENUES (there are no inter-segment revenues)	$4,428,836	$4,428,836
NET INCOME (LOSS)	(1,510,450)	(1,510,450)
Total assets	2,730,819	2,730,819
OTHER SIGNIFICANT ITEMS
Depreciation expense	64,400	64,400
Interest expense	351,801	351,801
Expenditures for assets

NOTE R - COMMITMENTS AND CONTINGENCIES

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

Three of the facilities are rented on a month-to-month basis from stockholders of the Company.

Rent expense amounted to $282,782 for the year ended December 31, 2004.

NOTE S - RESTATEMENTS

(1)

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

The consolidated statement of operations has been restated to eliminate sales and expenses for the three acquisitions referred to in Note C showing instead this information separately in Note C.

The Balance Sheet at December 31, 2004 has been restated to reflect the additional contingent shares that would be required to be issued at December 31, 2005 should the shares issued at December 31, 2004 not reach minimum trading values at that date. (See Note C). The effect of this was to increase paid-in capital and goodwill by $7,504,510.

HEARTLAND, INC. AND SUBSIDIARIES

(Formerly International Wireless, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 (Restated)

NOTE S – RESTATEMENTS (CONTINUED)

(2)

The Balance Sheet at December 31, 2004 has been restated to reflect the assets and liabilities of PAR Investments, LLC. The effect of this was to increase assets and liabilities in the amount of $1,993,740.

The Financial Statements for 2004 have been restated to reflect the accounts of Wyncrest for the year ended December 31, 2004. The effect of this was to increase assets by $19,291, liabilities by $380,500, and accumulated deficit and selling, general and administrative expenses by $361,209.

NOTE T - SUBSEQUENT EVENTS

(1)

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

(2)

On June 21, 2006, the Company agreed to accept rescissions of the December, 2004 acquisition agreements from Evans Columbus, LLC effective March 31, 2006 and from Monarch Homes, Inc. effective June 1, 2006.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are generally effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports but there are three areas of material weakness of concern.

In connection with its audit of, and in issuance of its report on our financial statements for the year ended December 31, 2004, Meyler & Company LLC delivered a letter to our chairman of our Board of Directors and our management that identified certain items that it considers to be material weaknesses in the effectiveness of our internal controls pursuant to standards established by the Public Company Accounting Oversight Board. A “material weakness” is a reportable condition in which the design or operation of one or more of the specific control components has a defect or defects that could have a material adverse effect on our ability to record, process, summarize and report financial data in the financial statements in a timely manner. These matrial weaknesses are: ((1) limited resources and manpower in the financial department; (2) inadequacy of the financial review process as it pertains to various account analyses; and (3) inadequate documentation of financial procedures as it relates to certain accounting estimates and accruals. While we believe that we have adequate policies, we agree with our independent auditors that our implementation of those policies should be improved. We are re-evaluating these various factors and are implementing additional procedures to alleviate these weaknesses. The impact of the above conditions were relevant to the fiscal year ended December 31, 2004 only and did not affect the results of this period or any prior period.

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

JERRY GRUENBAUM, ESQ., is the Corporate Secretary, General Counsel, Chief Financial Officer and member of the Board of Directors. He was appointed as Corporate Secretary and General Counsel in December 2001 and was elected to the board on November 12, 2003. He has been admitted to practice law since 1979 and is a licensed attorney in various states including the State of Connecticut where he maintains his practice as a member of SEC Attorneys, LLC, specializing in Securities Law, Mergers and Acquisitions, Corporate Law, Tax Law, International Law and Franchise Law. He is the CEO of a licensed brokerage firm in New York City where he maintains a Series 7, 24, 27 and 63 licenses. He is a former President and Chairman of the Board of Directors of a multinational publicly traded company with operations in Hong Kong and the Netherlands. He worked for the tax departments for Peat Marwick Mitchell & Co. (now KPMG Peat Marwick LLP) and Arthur Anderson & Co. (now Arthur Anderson LLP). He has served as Compliance Director for CIGNA Securities, a division of CIGNA Insurance. He has lectured and taught at various Universities throughout the United States in the areas of Industrial and financial Accounting, taxation, business law, and investments. Attorney Gruenbaum graduated with a B.S. degree from

Brooklyn College - C.U.N.Y. Brooklyn, New York; has a M.S. degree in Accounting from Northeastern University Graduate School of Professional Accounting, Boston, Massachusetts; has a J.D. degree from Western New England College School of Law, Springfield, Massachusetts; and an LL.M. in Tax Law from the University of Miami School of Law, Coral Gables, Florida.

DR. KENNETH B. FARRIS was appointed a director of the Company on January 8, 2004. Dr. Farris, a resident of New Orleans, Louisiana is a graduate of Tulane University’s School of Medicine where he received his MD and MPH degrees in1975. He is a graduate of Carnegie-Mellon University where he received his BS degree in 1971. Dr. Farris is board certified in Pathology. He has been teaching at Tulane University School of Medicine since 1975 where he has received numerous awards for outstanding teaching. Since 1991 he has held the position of Clinical Associate Professor, Department of Pathology and Clinical Associate Professor Department of Pediatrics. In addition, Dr Farris holds the position of Director of Pathology at West Jefferson Medical Center in Marrero, Louisiana, and Medical Director, Laboratory at Pendleton Memorial Methodist Hospital. Dr. Farris is a member of various medical societies and has published extensively. Among his many accomplishments in his field, as of 1982 he holds the position of Laboratory Accreditation Program Inspector for the College of American Pathologists. He is a founding member and past President of the Greater New Orleans Pathology Society. He is currently a Delegate to the House of Delegates to the American Medical Association. He has held various positions including past President, Speaker to the House of Delegates, member of the Board of Governors and a current Delegate to the House of Delegates to the Louisiana State Medical Society. He has held the position of President, Vice President, Secretary and Treasurer for the Tulane Medical Alumni Association. He is a former Drug Control Crew Chief to the United States Olympic Committee.

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

On June 17, 2004 Mr. Craig A. Pietruszewski, who had served as our CFO from April 20, 2004 resigned and Mr. Gruenbaum assumed the CFO position.

Subsequent Events

In June, 2005, the Company agreed to accept resignation of Jeff Brandeis as its President and Trenton Sommerville assumed the position of both President and Chief Executive Officer.

On May 22, 2006 the Company appointed Thomas C. Miller as its President and Chief Executive Officer replacing Trenton Sommerville who remains as Chairman of the Board of Directors and appointed Mr. Miller to its Board of Directors.

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

HEARTLAND, INC.

(Registrant)

Date: August 11, 2006	By: /s/ THOMAS MILLER

Thomas Miller

Chief Executive Officer, President and

Director

Date: August 11, 2006	By: /s/ JERRY GRUENBAUM

Jerry Gruenbaum

Chief Financial Officer, Secretary

And Director

Date: August 11, 2006	By: /s/ TRENT SOMMERVILLE

Trent Sommerville

Chairman of the Board and

Director

Date: August 11, 2006	By: /s/ Dr. KENNETH B. FARRIS

Dr. Kenneth B. Farris

Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Thomas Miller	Thomas Miller	CEO, President & Director	August 11, 2006

/s/Jerry Gruenbaum	Jerry Gruenbaum	CFO & Director	August 11, 2006

/s/Trent Sommerville	Trent Sommerville	Chairman of the Board	August 11, 2006

/s/ Kenneth B. Farris	Kenneth B. Farris	Director	August 11, 2006