Form 10QSB
period 2006-06-30
HEARTLAND, INC.
filed 2006-08-22
CIK 1084415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT

UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 2006

HEARTLAND, INC.

(Exact name of small business registrant as specified in its charter)

Maryland --------------------------------	000-27045 --------------------------------	36-4286069 ----------------------------------------------
(State or other jurisdiction of incorporation or organization))	(Commission File Number)	(I.R.S. Employer Identification Number)

25 Mount Park Drive

Springboro, Ohio 45066

(Address of principal executive offices) (Zip Code)

763.557.2900

(Registrant’s telephone no., including area code)

---------------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Number of shares of the registrant’s common stock outstanding as of August 21, 2006 was: 25,128,858

Traditional Small Business Disclosure Format: Yes ☐ No ☒

HEARTLAND, INC.

FORM 10-QSB

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2006	December 31,
	(Unaudited)	2005
		(Restated)
Current Assets:
Cash	$26,032	$685,386
Accounts receivable, net of allowance for doubtful accounts of $214,393 and $219,663 respectively	3,381,882	4,070,243
Costs in excess of billings on uncompleted contracts	88,764	332,396
Inventories	814,028	10,291,051
Prepaid expenses and other	153,551	206,882

Total Current Assets	4,464,257	15,585,958

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $27,377 and $265,971, respectively	976,772	3,383,552

Other Assets:
Goodwill	1,291,390	1,429,787
Other intangible assets	18,282	259,688
Investments in joint ventures	0	401,654
Acquisition deposits	50,000	50,000
Land deposits	0	221,800
Other assets	64,395	80,430

Total Other Assets	1,424,067	2,443,359

Total Assets	$6,865,096	$21,412,869

See accompanying notes to consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

	June 30, 2006	December 31,
	(Unaudited)	2005
		(Restated)
Current Liabilities:
Bank lines of credit	$0	$1,351,423
Note payable – land purchase	1,350,000	5,740,160
Convertible promissory notes payable	777,850	2,395,617
Current portion of notes payable	38,352	148,247
Current portion of capitalized lease obligation	0	121,934
Current portion of notes payable to related parties	69,553	66,787
Bank overdraft	85,558	0
Accounts payable	2,123,329	4,762,224
Acquisition notes payable to related parties	0	3,250,000
Obligations to related parties	0	6,508
Accrued payroll taxes	384,250	602,201
Accrued interest	353,653	669,028
Accrued expenses	331,545	483,512
Billings in excess of costs on uncompleted contracts	370,959	521,952
Customer deposits	0	12,770
Deferred income taxes	0	163,922
Total Current Liabilities	5,885,049	20,296,285

Long-term Debt:
Notes Payable, less current portion	448,316	2,035,076
Capitalized lease obligation, less current portion	0	148,072
Notes payable to related parties, less current portion	508,050	545,158
Notes payable to individual	0	0
Non-controlling interest of Variable Interest Entities	0	368,215
Deferred income taxes	0	0
Total Long Term Liabilities	956,366	3,096,521

Shareholders’ Equity (Deficiency):
Preferred stock $0.001 par value, 5,000,000 shares authorized, None issued and outstanding	0	0
Common stock $0.001 par value, 100,000,000 shares authorized, 26,177,824 and 23,746,024 issued and outstanding, respectively	25,450	23,746
Additional paid-in-capital	11,369,824	16,053,901
Accumulated deficit	(11,371,592)	(18,057,584)
Total Shareholders’ Equity (Deficit)	23,682	(1,979,937)

Total Liabilities and Shareholders’ Equity (Deficit)	$6,865,096	$21,412,869

See accompanying notes to consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Net Revenues	$4,869,422	$5,163.980	$8,805,271	$8,492,402

Costs and Expenses:
Cost of goods sold	4,080,378	4,932,834	7,278,692	7,470,903
General and administrative expenses	593,684	526,900	1,579,485	1,342,380
Stock based compensation		0	0	1,175,335
Depreciation and amortization	4,851	34,998	27,377	50,989
Total Costs and Expenses	4,678,913	5,494,732	8,885,554	10,039,607

Income (Loss) from Operations	190,510	(330,752)	(80,283)	(1,547,205)

Other Income (Expense):
Rental income		39,051	0	78,102
Other income	28,219	4,791	65,061	5,988
Interest expense	(70,653)	(99,230)	(194,508)	(249,612)
Loss on disposal of equipment
Total Other Income (Expense)	(42,434)	(55,388)	(129,447)	(165,522)

Net Income (Loss) from continuing operations	$148,076	$(478,140)	$(209,729)	$(1,712,727)

Discontinued Operations:
Loss from discontinued operations (less applicable income tax expense of $0)	1,685		1,685	(279,952)
Gain from discontinued operations (less applicable income tax expense of $0)	6,010,811		6,010,811
Gain from discontinued operations of VIEs (less applicable income tax expense of $0)	(12,692)		(12,692)
Income loss from discontinued operations of VIEs (less applicable income tax expense of $0)	881,141		881,141
Total Discontinued Operations	6,880,945		6,880,945	(279,952)

Net Income (Loss)	$7,029,021	$(478,140)	$6,671,216	$(1,992,679)

Earnings (Loss) per Share:
Basic	$0.28	$(0.02)	$0.27	$(0.10)
Weighted Average Common and Common Equivalent Shares Outstanding	25,451,275	19,998,334	24,660,726	20,479,850

See accompanying notes to consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005

Reconciliation of Net Income (Loss) to Net Cash Flows Used in Operating Activities:
Net income (Loss)	$6,671,216	$(1,992,682)
Gain on discontinued operations of subsidiaries	(6,010,811)	112,015
Loss on discontinued operations of Variable Interest Entities	12,692	-
Depreciation and amortization	27,377	112,015
Loss on disposal of equipment	-	-
Stock-based compensation	212,500	1,175,335
Changes in working capital:
Accounts receivable, trade, net	(597,393)	(379,364)
Costs in excess of billings on uncompleted contracts	243,632	(320,527)
Inventories	(395,197)	(1,430,594)
Prepaid expenses & other	14,120	(13,526)
Other assets	(44,099)	(51,776)
Accounts payable	359,236	764,950
Other	(1,105,788)	-
Payroll taxes payable	(139,672)	(63,217)
Interest payable	392,571
Other accrued liabilities	22,407	610,854
Billings in excess of costs on uncompleted contracts	(150,993)	72,104
Customer deposits	(12,770)	75,632

Net Cash Flow Used in Operating Activities	(500,972)	(1,440,526)

Investing Activities:
Discontinued Operating Subsidiaries – cash	(516,005)
Discontinued Variable Interest Entities – cash	(90,071)
Purchases of property and equipment	(3,216)	(22,559)
Repayment of advances to related parties	-	30,000

Net Cash Flows Provided by (Used in) Investing Activities	(609,292)	7,441

See accompanying notes to consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005

Financing Activities:
Proceeds from issuance of common stock	$243,283	$200,000
Proceeds from issuance of convertible notes	165,850	714,150
Borrowing on bank overdraft	85,558	-
Borrowing on line of credit	9,566	99,999
Borrowing for land purchases	9,950	650,983
Short-term loan from individual		100,000
Payments on acquisition notes payable to related parties	(34,342)	(50,000)
Advances received from related parties		73,000
Payments on obligations to related parties	(6,508)	(201,790)
Borrowing on notes payable		-
Payment on notes payable	(22,447)	(22,494)
Payments on capital lease obligation		(57,000)
Payment of dividends		(1,760)

Net Cash Provided by Financing Activities	450,910	1,505,088

Increase in Cash		72,003

Cash, beginning of period	685,386	578,354

Cash, end of period	$26,032	$650,357

See accompanying notes to consolidated financial statements.

HEARTLAND, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A – CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying Unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and/or omitted. The results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the results of operations for the year ended December 31, 2005. The condensed financial statements should be read in conjunction with the Company’s financial statements included in its annual Form 10-KSB for the year ended December 31, 2005.

NOTE B - STOCKHOLDERS EQUITY

The Company issued 721,684 of its common stock in connection with the conversion of Convertible Promissory Notes.

NOTE C – GOING CONCERN

As reflected in the accompanying financial statements, the Company has current liabilities of $1,420,792 in excess of current assets resulting in negative working capital and an accumulated deficit of $11,371,592. Management is presently seeking to raise permanent equity capital in the capital markets or some form of long-term debt instrument to eliminate the negative working capital. Additionally, the Company is seeking to acquire additional profitable companies. Failure to raise equity or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit. However, there are no assurances, that the Company will succeed in the obtaining of equity financing or some form of long-term debt instrument.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OERATION.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

The interim financial statements have been prepared by Heartland, Inc. and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the most recent annual financial statements included in the Company's Form 10-KSB for the year ended December 31, 2005, have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the December 31, 2005 financial statements, the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended June 30, 2006 are not necessarily indicative of the operating results for the full fiscal year.

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

Unless the context indicates otherwise, the terms “Company,” “Corporate”, “Heartland,” and “we” refer to Heartland, Inc. and its subsidiaries. Our executive offices are located at 25 Mound Park Drive, Springboro, Ohio, 45066, telephone number (763) 557-2900. Our Internet address is www.heartlandholdingsinc.com for the corporate information. Additionally, the following divisions of the company currently maintain Internet addresses: 1) Karkela www.karkela.com and 2) Mound Technologies www.moundtechnologies.com. The information contained on our web site(s) or connected to our web site is not incorporated by reference into this Annual Report on Form 10-KSB and should not be considered part of this report.

We classify our operations  into four reportable segments: steel fabrication, construction and property management, manufacturing, and agriculture (currently idle but available for future use). A fifth segment called “other” consists of corporate functions. Sales of our segments accounted for the following approximate percentages of our consolidated sales for fiscal years 2005: Steel Fabrication, 14.78 percent; Construction and Property Management, 69.38 percent; Manufacturing 15.84 percent, Agriculture 0 percent and Other, 0 percent.

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

On December 10, 2003, the Company entered into an Acquisition Agreement to acquire 100% of Mound Technologies, Inc. (“Mound”), a Nevada corporation with its corporate headquarters located in Springboro, Ohio. The acquisition was a stock for stock exchange in which the Company acquired all of the issued and outstanding common stock of Mound in exchange for 1,256,000 newly issued shares of its common stock. As a result of this transaction, Mound became and is a wholly owned subsidiary of the Company.

In May 2004, the Company changed its name from International Wireless, Inc. to our current name, Heartland, Inc.

On December 27, 2004, the Company entered into an Acquisition Agreement to acquire 100% of Monarch Homes, Inc. (“Monarch”), a Minnesota corporation with its corporate headquarters located in Ramsey, MN for $5,000,000. The acquisition was terminated on March 31, 2006.

On December 30, 2004, the Company entered into an Acquisition Agreement to acquire 100% of Evans Columbus, LLS (“Evans”), an Ohio corporation with its corporate headquarters located in Blacklick, OH for $3,005,000. The acquisition was terminated on March 31, 2006.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005.

We are an operating conglomerate with operations in steel fabrication, and construction. Revenues for the three months and six months ended June 30, 2006 were $4,869,422 and $8,805,271, respectively, compared to $5,163,980 and $8,492,402 for the same periods in 2005. Total operating expenses were $4,678,913 and $8,885,554 for the three months and six months ended June 30, 2006, respectively, compared to $5,494,732 and $10,039,607 for the same periods in 2005. These declines were primarily a result of decreased contracts in the construction segment. The decline in operating expenses was not proportional to the decline in revenues due primarily to $1,175,335 in stock based compensation in 2006 relating to the granting of restricted shares to management and the issuance of restricted shares in payment of consulting fees.

Interest expense for the three months and six months ended June 30, 2006 was $70,663 and $194,508, respectively, compared to $99,230 and $249,612 for the same periods in 2005. The decreases were primarily due to the conversion of convertible promissory notes.

As a result, Income (Loss) Prior to discontinued operations was $148,076 and ($209,729) for the three months and six months ended June 30, 2006, respectively, compared to ($478,140) and ($1,712,727) for the same periods in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was ($500,972) for the six months ended June 30, 2006. This was primarily related to the gain of discontinued operating subsidiaries.

Total short-term and long-term debt at June 30, 2006 was $6,841,415 and total shareholders’ equity was $23,682.

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, capital expenditures, expansion and upgrading of existing facilities, as well as for financing receivables from customers. Additionally, our auditors, in their opinion on our financial statements for the year ended December 31, 2005 issued a “going concern” qualification to their report dated June 21, 2006. We believe that cash generated from operations, together with our bank credit lines, and cash on hand, will provide us with a majority of our liquidity to meet our operating requirements. We believe that the combination of funds available through future anticipated financing arrangements, as discussed below, coupled with forecasted cash flows, will be sufficient to provide the necessary capital resources for our anticipated working capital, capital expenditures, and debt repayments for at least the next twelve months.

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

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, capital expenditures, expansion and upgrading of existing facilities, as well as for financing receivables from customers. During the six months ended June 30, 2006, the Company has not engaged in:

- Material off-balance sheet activities, including the use of structured finance or special purpose entities;

- Trading activities in non-exchange traded contracts; or

- Transactions with persons or entities that benefit from their non-independent relationship with the Company.

Inflation

We are subject to the effects of inflation and changing prices. As previously mentioned, we experienced rising prices for steel and other commodities during fiscal 2005 and for the first six months of 2006 that had a negative impact on our gross margins and net earnings. In the remainder of fiscal 2006, we expect average prices of steel and other commodities to be higher than the average prices paid in fiscal 2005 and for the first six months of 2006. We will attempt to mitigate the impact of these anticipated increases in steel and other commodity prices and other inflationary pressures by actively pursuing internal cost reduction efforts and introducing price increases.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 3, 2006 the company issued upon conversion of existing promissory notes:

4,485 shares to Valerie Johnson

20,603 shares to ENTRUST CAMA FBO

31,679 shares to ENTRUST CAMA FBO

110,658 shares to ENTRUST CAMA FBO

20,000 shares to Jeremiah Bergeron

15,895 shares to ENTRUST CAMA FBO

18,411 shares to David Zavoral

14,780 shares to ENTRUST CAMA FBO

88,906 shares to Paul McElhone

10,987 shares to ENTRUST CAMA FBO

22,745 shares to Thomas Huston

12,395 shares to ENTRUST CAMA FBO

44,153 shares to Shelia Hanenburg

100,000 shares to Randy Brown

21,194 shares to ENTRUST CAMA FBO

2,937 shares to ENTRUST CAMA FBO

33,863 shares to Don Dykhoff

56,438 shares to ENTRUST CAMA FBO

5,537 shares to Gerald Doran

50,376 shares to ENTRUST CAMA FBO

17,705 shares to Matthew Blesi.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit 31.1	Certification of Thomas C. Miller, President, Chief Executive Officer& Director
Exhibit 31.2	Certification of Jerry Gruenbaum, Interim Chief Financial Officer & Director

Exhibit 32.1	Certification of Trent C. Miller, President, Chief Executive Officer& Director
Exhibit 32.2	Certification of Jerry Gruenbaum, Interim Chief Financial Officer & Director

(b)	Reports on Form 8-K:

Three Months Ended June 30, 2006

The Company filed a Form 8-K on May 22, 2006 relating to appointing Tomas C. Miller as CEO and Director of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTLAND, INC.

(Registrant)

Date: August 21, 2006	By: /s/ THOMAS C. MILLER

Thomas C. Miller

President, CEO& Director

(Duly Authorized Officer)

Date: August 21, 2006	By: /s/ JERRY GRUENBAUM

Jerry Gruenbaum

Interim Chief Financial Officer

and Director

(Principal Financial

and Accounting Officer)