Form 10QSB
period 2006-09-30
HEARTLAND, INC.
filed 2006-11-20
CIK 1084415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT

UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 2006

HEARTLAND, INC.

(Exact name of small business registrant as specified in its charter)

Maryland --------------------------------	000-27045 --------------------------------	36-4286069 ----------------------------------------------
(State or other jurisdiction of incorporation or organization))	(Commission File Number)	(I.R.S. Employer Identification Number)

982 Airport Road, Suite A

Destin, Florida 32541

(Address of principal executive offices) (Zip Code)

850-837-0025

(Registrant’s telephone no., including area code)

---------------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Number of shares of the registrant’s common stock outstanding as of November 20, 2006 was: 32,557,468

Traditional Small Business Disclosure Format: Yes ☐ No ☒

HEARTLAND, INC.

FORM 10-QSB

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Restated)
Current Assets:
Cash	$154,100	$685,386
Accounts receivable, net of allowance for doubtful accounts of $214,393 and $219,663 respectively	3,410,116	4,070,243
Costs in excess of billings on uncompleted contracts	177,987	332,396
Inventories	891,165	10,291,051
Prepaid expenses and other	236,910	206,882

Total Current Assets	4,870,278	15,585,958

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $568,849 and $929,361, respectively	951,272	3,383,552

Other Assets:
Goodwill	1,291,390	1,429,787
Other intangible assets	17,579	259,688
Investments in joint ventures	0	401,654
Acquisition deposits	50,000	50,000
Land deposits	0	221,800
Other assets	56,316	80,430

Total Other Assets	1,415,285	2,443,359

Total Assets	$7,236,835	$21,412,869

See accompanying notes to consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Restated)
Current Liabilities:
Bank lines of credit	$0	$1,351,423
Note payable – land purchase	0	5,740,160
Convertible promissory notes payable	550,750	2,395,617
Current portion of notes payable	38,352	148,247
Current portion of capitalized lease obligation	0	121,934
Current portion of notes payable to related parties	69,553	66,787
Bank overdraft	100,000	0
Accounts payable	2,324,210	4,762,224
Acquisition notes payable to related parties	1,350,000	3,250,000
Obligations to related parties	0	6,508
Accrued payroll taxes	18,017	602,201
Accrued interest	273,432	669,028
Accrued expenses	187,310	483,512
Billings in excess of costs on uncompleted contracts	479,825	521,952
Customer deposits	0	12,770
Deferred income taxes	0	163,922
Total Current Liabilities	5,391,449	20,296,285

Long-term Debt:
Notes Payable, less current portion	439,051	2,035,076
Capitalized lease obligation, less current portion	0	148,072
Payroll taxes payable	339,511
Notes payable to related parties, less current portion	490,773	545,158
Non-controlling interest of Variable Interest Entities	0	368,215
Deferred income taxes	0	0
Total Long Term Liabilities	1,269,335	3,096,521

Shareholders’ Equity (Deficiency):
Preferred stock $0.001 par value, 5,000,000 shares authorized, None issued and outstanding	0	0
Common stock $0.001 par value, 100,000,000 shares authorized, 31,454,550 and 23,746,024 issued and outstanding, respectively	31,455	23,746
Additional paid-in-capital	13,584,385	16,053,901
Accumulated deficit	(13,039,789)	(18,057,584)
Total Shareholders’ Equity (Deficit)	576,051	(1,979,937)

Total Liabilities and Shareholders’ Equity (Deficit)	$7,236,835	$21,412,869

See accompanying notes to consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2006	2005	2006	2005

Net Revenues	$4,918,882	$14,265,935	$13,724,153	$31,905,076

Costs and Expenses:
Cost of goods sold	4,281,242	12,589,580	11,559,934	27,906,670
General and administrative expenses	2,299,016	1,228,187	3,878,501	5,230,487
Depreciation and amortization	14,425	53,022	41,802	165,037
Total Costs and Expenses	6,594,683	13,870,789	15,480,237	33,302,194

Income (Loss) from Operations	(1,675,801)	395,146	(1,756,084)	(1,397,118)

Other Income (Expense):
Rental income	25,248	23,551	90,309	101,653
Other income		7,593		13,581
Interest expense	(2,864)	(180,214)	(197,372)	(464,722)
Loss on disposal of equipment
Total Other Income (Expense)	22,384	(149,070)	(107,063)	(349,488)

Net Income (Loss) from continuing operations	$(1,653,417)	$246,076	$(1,863,147)	$(1,746,606)

Discontinued Operations:
Loss from discontinued operations (less applicable income tax expense of $0)			1,685
Gain from discontinued operations (less applicable income tax expense of $0)			6,010,811
Gain from discontinued operations of VIEs (less applicable income tax expense of $0)			(12,692)
Income loss from discontinued operations of VIEs (less applicable income tax expense of $0)			881,141
Total Discontinued Operations			6,880,945

Net Income (Loss)	$(1,653,417)	$246,076	$5,017,798	$(1,746,606)

Earnings (Loss) per Share:
Basic	$(0.06)	$0.01	$0.20	$(0.09)
Weighted Average Common and Common Equivalent Shares Outstanding	25,990,530	21,569,131	25,110,513	20,531,423

See accompanying notes to consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended Sept. 30,
	2006	2005

Reconciliation of Net Income (Loss) to Net Cash Flows Used in Operating Activities:
Net income (Loss)	$5,017,798	$(1,746,606)
Gain on discontinued operations of subsidiaries	(6,010,811)	-
Loss on discontinued operations of Variable Interest Entities	12,692	-
Depreciation and amortization	41,802	165,037
Stock-based compensation	2,091,790	1,312,476
Changes in working capital:
Accounts receivable, trade, net	(625,627)	(990,980)
Costs in excess of billings on uncompleted contracts	154,409	(95,149)
Inventories	(472,334)	(1,085,823)
Prepaid expenses & other	69,239	50,635
Other assets	(36,020)	(56,064)
Accounts payable	560,118	610,332
Other	(1,105,521)	-
Payroll taxes payable	(166,394)	(73,441)
Interest payable	312,350	-
Other accrued liabilities	(121,828)	464,250
Billings in excess of costs on uncompleted contracts	(42,127)	(54,127)
Payment of Income Taxes		(164,318)
Customer deposits	(12,770)	99,243

Net Cash Flow Used in Operating Activities	(471,712)	(1,564,535)

Investing Activities:
Discontinued Operating Subsidiaries – cash	(516,005)	-
Discontinued Variable Interest Entities – cash	(90,071)	-
Purchases of property and equipment	(8,562)	(49,533)
Repayment of advances to related parties	-	43,000

Net Cash Flows Provided by (Used in) Investing Activities	$(614,638)	$(6,533)

See accompanying notes to consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended Sept. 30,
	2006	2005

Financing Activities:
Proceeds from issuance of common stock	$243,283	$593,825
Proceeds from issuance of convertible notes	165,850	684,150
Borrowing on bank overdraft	100,000	-
Borrowing on line of credit	9,566	251,520
Borrowing for land purchases	9,950	353,786
Short-term loan from individual		100,000
Payments on acquisition notes payable to related parties	51,619	(50,000)
Advances received from related parties		73,000
Payments on obligations to related parties	6,508	(276,089)
Repayment of short term loans from individual		(100,000)
Payment on notes payable	(31,712)	(35,137)
Payments on capital lease obligation		(85,971)
Payment of dividends		(1,760)

Net Cash Provided by Financing Activities	555,064	1,507,324

Increase in Cash	(531,286)	(63,744)

Cash, beginning of period	685,386	578,354

Cash, end of period	$154,100	$514,610

See accompanying notes to consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

UNAUDITED SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended Sept. 30,
	2006	2005

Interest paid	$196,835	$464,722
Non-cash activities
Accounts receivable
Dissolution of Subsidiaries	1,285,754
Inventory
Dissolution of Subsidiaries	9,872,220
Prepaid expense
Dissolution of Subsidiaries	34,211
Dissolution of VIE’s	5,000
Property, Plant & Equipment, net
Dissolution of subsidiaries	220,558
Dissolution of VIE’s	1,906,850
Goodwill
Dissolution of Subsidiaries	138,397
Other Intangibles
Dissolution of Subsidiaries	641,654
Land Deposits
Dissolution of Subsidiaries	221,800
Other Assets
Dissolution of Subsidiaries	267
Other
Dissolution of VIE’s	59,867
Lines of Credit
Dissolution of Subsidiaries	(1,360,989)
Notes Payable – Land Purchase
Dissolution of Subsidiaries	(5,750,110)
Convertible Promissory Notes
Dissolution of VIE’s	(714,917)
Notes Payable
Dissolution of Subsidiaries	(1,674,208)
Capitalized Loan Obligation
Dissolution of Subsidiaries	(270,006)
Accounts Payable
Dissolution of Subsidiaries	(2,944,089)
Dissolution of VIE’s	(54,043)
Acquisition Notes Payable
Elimination of Investment in Subsidiaries	(1,900,000)
Obligations to Related Parties
Dissolution of VIE’s	(78,157)
Accrued Payroll Taxes
Dissolution of Subsidiaries	(78,279)
Accrued Interest
Dissolution of Subsidiaries	(408,651)

See accompanying notes to consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

UNAUDITED SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended Sept. 30,
	2006	2005

Accrued Expenses
Dissolution of Subsidiaries	$(124,687)
Deferred Income Taxes
Dissolution of Subsidiaries	(163,922)
Non-Controlling Interest
Dissolution of VIE’s	(368,215)
Common Stock
Eliminate Investment in Subsidiaries	(1,600)
Convertible Promissory Note	1,068,700
Accrued Interest	128,144
Additional Paid in Capital
Eliminate Investment in Subsidiaries	(6,303,400)
Dissolution of Subsidiaries	(2,074,903)
Dissolution of VIE Gain	882,034
Dissolution of Investment in Subsidiaries	5,931,463
Eliminate Investment in Subsidiaries Gain	137,500

See accompanying notes to consolidated financial statements.

HEARTLAND, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A – CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying Unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and/or omitted. The results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results of operations for the year ended December 31, 2005. The condensed financial statements should be read in conjunction with the Company’s financial statements included in its annual Form 10-KSB for the year ended December 31, 2005.

NOTE B - STOCKHOLDERS EQUITY

During the nine months ended September 30, 2006, the Company issued 586,566 shares of its common stock for cash at a price of approximately $0.50 per share.

During the nine months ended September 30, 2006, the Company issued 3,310,325 shares of common stock for services at an average price of approximately $0.63 per share.

During the nine months ended September 30, 2006, the Company issued 3,910,635 shares of common stock in connection with Convertible Promissory Notes.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OERATION.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

The interim financial statements have been prepared by Heartland, Inc. and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the most recent annual financial statements included in the Company's Form 10-KSB for the year ended December 31, 2005, have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the December 31, 2005 financial statements, the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the operating results for the full fiscal year.

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

On December 27, 2004, the Company entered into an Acquisition Agreement to acquire 100% of Monarch Homes, Inc. (“Monarch”), a Minnesota corporation with its corporate headquarters located in Ramsey, MN for $5,000,000. The acquisition price was made up of $100,000 at closing plus a promissory note of $1,900,000 and 667,000 restricted newly issued shares of the Company’s common stock provided at closing.  The Company has since rescinded said agreement and no longer owns Monarch.

On December 30, 2004, the Company entered into an Acquisition Agreement to acquire 100% of Evans Columbus, LLS (“Evans”), an Ohio corporation with its corporate headquarters located in Blacklick, OH for $3,005,000. The acquisition price was paid $5,000 at closing plus an additional 600,000 restricted newly issued shares of the Company’s common stock provided at closing.  The Company has since rescinded said agreement and no longer owns Evans.

On December 31, 2004, the Company entered into an Acquisition Agreement to acquire 100% of Karkela Construction, Inc., a Minnesota corporation with its corporate headquarters located in St. Louis Park, MN for $3,000,000. The acquisition price consisted of $100,000 at closing, a short term promissory note payable of $50,000 on or before January 31, 2005, a promissory note of $1,305,000 payable on or before March 31, 2005 which, if not paid by that date, interest is due from December 31, 2004 to actual payment at 8%, simple interest, compounded annually and 500,000 restricted newly issued shares of the Company’s common stock provided at closing.  To date, November 1, 2006, the promissory note has not been paid and interest, also unpaid to date, continues to accrue.

During the year ended December 31, 2005, the Company announced the following proposed acquisitions, none of which has been consummated to date:

On July 29, 2005, the Company entered into a stock purchase agreement to acquire Persinger Equipment, Inc. (“Persinger”) for $4,735,000.  The agreement is presently in default and the Company does not presently contemplate making the acquisition.

On September 12, 2005, the Company entered into an agreement to acquire Ney Oil Company for $5,000,000. The Company does not presently contemplate making the acquisition.

On September 26, 2005, the Company entered into an acquisition agreement to acquire Schultz Oil Company, Inc. for $3,500,000.  The Company does not presently contemplate making the acquisition.

On September 12, 2005, the Company entered into a letter of intent to acquire NKR, Inc. doing business as Ohio Valley Lumber payable 1) $4,000,000 in cash, 2) 2,000,000 shares of common stock, 3) and an infusion of $2,000,000 into the Company to reduce debt.  The Company contemplates making this acquisition in the very near future.

On September 21, 2005 the Company entered into a binding agreement to acquire Lee Oil Company for $6,000,000. The Company does not presently contemplating making the acquisition.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005.

We are a company with operations in steel fabrication, and construction. Revenues for the three months and nine months ended September 30, 2006 were $4,918,882 and $13,724,153, respectively, compared to $14,265,935 and $31,905,076 for the same periods in 2005. Total operating expenses were $6,594,683 and $15,480,237 for the three months and nine months ended September 30, 2006, respectively, compared to $13,870,789 and $33,302,194 for the same periods in 2005. These declines were primarily a result of decreased contracts in the construction segment. The decline in operating expenses was not proportional to the decline in revenues due primarily to $1,175,335 in stock based compensation in 2006 relating to the granting of restricted shares to management and the issuance of restricted shares in payment of consulting fees.

Interest expense for the three months and nine months ended June 30, 2006 was $2,864 and $197,372, respectively, compared to $149,070 and $349,488 for the same periods in 2005. The decreases were primarily due to the conversion of convertible promissory notes.

As a result, Income (Loss) Prior to discontinued operations was ($1,653,417) and ($1,863,147) for the three months and nine months ended September 30, 2006, respectively, compared to ($246,076) and ($1,746,606) for the same periods in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was ($471,982) for the nine months ended September 30, 2006. This was primarily related to the gain of discontinued operating subsidiaries.

Total short-term and long-term debt at September 30, 2006 was $6,660,784 and total shareholders’ equity was $576,051.

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

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, capital expenditures, expansion and upgrading of existing facilities, as well as for financing receivables from customers. During the nine months ended September 30, 2006, the Company has not engaged in:

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In March 2006, the Company issued 426,565 shares as part of ongoing investment activities.

In May 2006, the Company issued 485,000 shares for $242,500 worth of services.

In September 2006, the Company issued 718,553 shares as part of ongoing investment activities.

In October 2006, the Company issued 901,000 shares as part of ongoing investment activities.

On November 7, 2006 the Company issued 1,000,000 shares to Robert L. Cox for future services as Chief Executive Officer.

On November 7, 2006 the Company issued 200,000 shares to Trent Sommerville as its Chairman of the Board.

On November 7, 2006 the Company issued 200,000 shares to Jerry Gruenbaum as its Chief Financial Officer.

On November 7, 2006 the Company issued 25,000 shares to Nathan Lapkin for consulting services.

On November 7, 2006 the Company issued 40,000 shares to the law firm of Sichenzia Ross Friedman Ference LLP for legal services.

In November 2006 the Company issued 270,000 shares as part of ongoing investment activities.

In November 2006 the Company issued 674,652 shares in conversion of some of the outstanding convertible note.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit 31.1	Certification of Trent Sommerville, Chief Executive Officer& Chairman of the Board
Exhibit 31.2	Certification of Jerry Gruenbaum, Chief Financial Officer & Director

Exhibit 32.1	Certification of Trent Sommerville, Chief Executive Officer& Chairman of the Board
Exhibit 32.2	Certification of Jerry Gruenbaum, Chief Financial Officer & Director

(b)	Reports on Form 8-K:

Three Months Ended September 30, 2006

The Company filed a Form 8-K on September 28, 2006 relating to appointing Trent Sommerville as CEO of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTLAND, INC.
(Registrant)

Date: November 20, 2006	By: /s/ TRENT SOMMERVILLE
Trent Sommerville
Chief Executive Officer and
Chairman of the Board
(Duly Authorized Officer)

Date: November 20, 2006	By: /s/ JERRY GRUENBAUM
Jerry Gruenbaum
Chief Financial Officer and Director
(Principal Financial
and Accounting Officer)