Form 10KSB/A
period 2005-12-31
HEARTLAND, INC.
filed 2007-03-20
CIK 1084415

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

982A Airport Road
Destin, Florida 32541
(Address of principal executive offices) (Zip Code)

850.837.0025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

Issuer’s revenues for its most recent fiscal year ended December 31, 2005 were:	$40,674,679

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the registrant as of March 20, 2007, was approximately: $7,291,636 at $0.29 price per share. Number of shares of the registrant’s common stock outstanding as of March 20, 2007 was: 36,321,104.

HEARTLAND INC.

FORM 10-KSB/A

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

Unless the context indicates otherwise, the terms “Company,” “Corporate”, “Heartland,” and “we” refer to Heartland, Inc. and its subsidiaries. Our executive offices are located at 982A Airport Road, Destin, Florida 32541, telephone number (850) 837-0025. Our Internet address is www.heartlandholdingsinc.com for the corporate information. Additionally, the following divisions of the company currently maintain Internet addresses: 1) Evans Columbus, www.evanscolumbusllc.com, 2) Monarch Homes, www.monarchhomesmn.com, 3) Karkela www.karkela.com and 4) Mound Technologies www.moundtechnologies.com. The information contained on our web site(s) or connected to our web site is not incorporated by reference into this Annual Report on Form 10-KSB and should not be considered part of this report.

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

*	$100,000 at closing,
*

a promissory note of $1,900,000 payable on or before February 15, 2005 which, if not paid by that date, interest shall be due from then to actual payment at 8%, simple interest, compounded annually, and

*	six hundred sixty-seven thousand (667,000) restricted newly issued shares of the Company’s common stock provided at closing.

On December 30, 2004, the Company entered into an Acquisition Agreement to acquire 100% of Evans Columbus, LLS (“Evans”), an Ohio corporation with its corporate headquarters located in Blacklick, OH for $3,005,000. The acquisition price was paid as follows:

*	$5,000 at closing, and
*	600,000 restricted newly issued shares of the Company’s common stock provided at closing.

In the event the common stock of the Company was not trading at a minimum of $5.00 as of December 30, 2005, the Company was required to compensate the original Evans shareholders for the difference in additional stock. The Company has since rescinded this agreement and no longer owns Evans.

On December 31, 2004, the Company entered into an Acquisition Agreement to acquire 100% of Karkela Construction, Inc., a Minnesota corporation with its corporate headquarters located in St. Louis Park, MN for $3,000,000. The acquisition price consisted of the following:

*	$100,000 at closing,
*	a short term promissory note payable of $50,000 on or before January 31, 2005,

a promissory note of $1,305,000 payable on or before March 31, 2005 which, if not paid by that date, interest is due from December 31, 2004 to actual payment at 8%, simple interest, compounded annually and

*	500,000 restricted newly issued shares of the Company’s common stock provided at closing.

In the event the common stock of the Company was not trading at a minimum of $4.00 as of December 31, 2005, the Company was required to compensate the original Karkela shareholders for the difference in additional stock. As a result of the aforementioned, the Company issued the former Karkela shareholders 262,500 shares of common stock on March 20, 2006. Karkela is a wholly owned subsidiary of the Company. To date January 18, 2007, the promissory note has not been paid and interest continues to accrue.

On June 21, 2006, the Company agreed to accept rescissions of the December, 2004 acquisition agreements from Evans Columbus, LLC effective March 31, 2006 and from Monarch Homes, Inc. effective June 1, 2006.

On July 29, 2005, the Company entered into a binding Stock Purchase Agreement with Steven Persinger, an individual, to acquire all the issued and outstanding shares of common stock of Persinger Equipment, Inc., a Minnesota corporation (“Persinger”) for $4,735,000. The Company has abandoned its plans to acquire Persinger on January 18, 2007.

On September 12, 2005, the Company entered into a binding Agreement for Purchase and Sale of Shares with Calvin E. Bergman, Lynn E. Bergman, Jerry L. Bergman, Barbara A. Vance and Marvin Bergman, individually, to acquire all the issued and outstanding shares of common stock of Ney Oil Company, an Ohio corporation (“Ney Oil Company”) for $5,000,000. The Company has abandoned its plans to acquire Ney Oil Company on January 18, 2007.

On September 12, 2005, the Company entered into a Letter of Intent with Terry Robbins, President of Ohio Valley Lumber, to acquire all the issued and outstanding shares of common stock of NKR, Inc, d.b.a. Ohio Valley Lumber, a Delaware corporation (“NKR”) for $8,000,000.00. The Company has abandoned its plans to acquire NKR, Inc. on February 26, 2007.

On September 21, 2005, the Company entered into a binding Acquisition Agreement with Terry L. Lee and Gary D. Lee, individually, to acquire all the issued and outstanding shares of common stock of Lee Oil Company, Inc., a Virginia corporation, Lee Enterprises, Inc., a Kentucky corporation and Lee’s Food Marts LLC, a Tennessee Limited Liability Company, (collectively hereinafter "Lee Oil Company") for $6,000,000.00. The Company is currently renegotiating the final terms of the acquisition agreement.

On September 26, 2005, the Company entered into a binding Acquisition Agreement with Robert Daniel, Karol K. Hart-Bendure, M. Lucille Daniel, and Joe M. Daniel, individually, to acquire all the issued and outstanding shares of common stock of Schultz Oil Company, Inc., an Ohio Corporation (“Schultz Oil Company”) for $3,500,000 consisting of $1,500,000 in cash at closing and 1,000,000 of common stock. In the event the common stock of the Company does not have a value of at least $2.00 as of September 26, 2007, the Company is required to compensate the shareholders for the difference with the issuance of additional shares. The Company abandoned its plans to acquire Schultz Oil Company on January 18, 2007.

Subsequent Events

On June 21, 2006, the Company agreed to accept rescissions of the December, 2004 acquisition agreements from Evans Columbus, LLC effective March 31, 2006 and from Monarch Homes, Inc. effective June 1, 2006.

On January 18, 2007, the Company abandoned its intent to acquire Persinger Equipment, Inc., Ney Oil Company and Schultz Oil Company.

On February 26, 2007 the Company abandoned its intent to acquire NKR, Inc, d.b.a. Ohio Valley Lumber.

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

Currently, we operate two major subsidiaries in the following segments:

Mound Technologies, Inc. of Springboro, OH acquired in December 2003 (Steel Fabrication)

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

UNFAIR TRADE PRACTICES AND TRADE REMEDIES

Under international agreement and U.S. law, remedies are available to domestic industries where imports are “dumped” or “subsidized” and such imports cause material injury to a domestic industry. Dumping involves selling for export a product at a price lower than the same or similar product is sold in the home market of the exporter or where the export prices are lower than a value that typically must be at or above the full cost of production. Subsidies from governments (including, among other things, grants and loans at artificially low interest rates) under certain circumstances are similarly actionable. The remedy available is an antidumping duty order or suspension agreement where injurious dumping is found and a countervailing duty order or suspension agreement where injurious subsidization is found. When dumping or subsidies continue after the issuance of an order, a duty equal to the amount of dumping or subsidization is imposed on the importer of the product. Such orders and suspension agreements do not prevent the importation of product, but rather require either that the product be priced at an un-dumped level or without the benefit of subsidies or that the importer pay the difference between such undumped or unsubsidized price and the actual price to the U.S. government as a duty.

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

CONSTRUCTION

a)	Karkala Construction, Inc.

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

Competition and Other Factors

The conventional construction industry is essentially a “local” business and is highly competitive. Karkela competes in a market with numerous other homebuilders and general construction companies, including national, regional and local builders. The industries top six competitors based on revenues for their most recent fiscal year-end are as follows: Beazer Homes USA, Inc., D. R. Horton, Inc., KB Homes, Lennar Corporation, Pulte Homes, Inc. and The Ryland Group, Inc. The main competitive factors affecting Karkela’s operations are location, price, availability of mortgage financing for customers, construction costs, design and quality of homes, customer service, marketing expertise, availability of land, price of land and reputation. We believe that Karkela compete effectively by building high quality units, maintaining geographic diversity, responding to the specific demands of each market and managing the operations at a local level.

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

Employees

As of March 20, 2007, we employed 68 employees. From time to time, we also retain consultants, independent contractors, and temporary and part-time workers.

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

ITEM 2	DESCRIPTION OF PROPERTY

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

Months	Monthly Payment

1-12	$3,272

13-24	$3,403

25-36	$3,573

37-48	$3,752

49-60	$3,938

61-63	$4,136

ITEM 3	LEGAL PROCEEDINGS

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

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the OTC Bulletin Board since August 2002. Our symbol is "HTLJ". For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	HIGH	LOW

FISCAL YEAR ENDED DECEMBER 31, 2006

First Quarter	0.82	0.33
Second Quarter	0.50	0.50
Third Quarter	0.25	0.25
Fourth Quarter	0.40	0.40

FISCAL YEAR ENDED DECEMBER 31, 2005

First Quarter	1.00	0.30
Second Quarter	0.90	0.90
Third Quarter	0.65	0.65
Fourth Quarter	1.60	1.60

FISCAL YEAR ENDED DECEMBER 31, 2004

First Quarter	1.00	0.70
Second Quarter	1.00	0.70
Third Quarter	1.00	0.70
Fourth Quarter	1.60	1.60

As of March 20, 2007, there were 36,321,104 shares of common stock outstanding.

As of March 20, 2007, there were approximately 759 stockholders of record of our common stock. This does not reflect those shares held beneficially or those shares held in "street" name.

We did not pay cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our business.

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

*

Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

*	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

*

Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

*

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

Recent Sales of Unregistered Securities

The following is information for all securities that the Company sold during the fiscal year ended December 31, 2005.

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

On July 14, 2005 the company issued 75,000 shares to Graham Paxton in settlement of a judgment.

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

On September 25, 2006 the company issued 1,290,519 shares to Entrust CAMA for the benefit of 46 pension trust accounts of various shareholders for converting outstanding notes plus interest at $0.50 per share.

In October 2006 the company issued 910,000 shares to 8 individuals in a private placement.

On October 16, 2006 the company issued a total of 4,688,074 new shares, 100,000 shares to Thomas G. Siefert for consulting fees, 250,000 shares to John Zavarol for consulting fees, 22,422 shares to Nancy Howard for consulting services, 40,000 shares to Arnold Rettig for consulting services, 200,000 shares to Trent Sommerville as executive compensation, 1,000,000 shares to Robert L. Cox as executive compensation which share were placed on stop trading notice with the transfer agent on March 13, 2007 for cause, 200,000 shares to Jerry Gruenbaum as executive compensation and 2,622,117 shares to 83 individuals for converting outstanding notes plus interest at $0.50 per share.

In November 2006 the company issued 1,430,000 shares to 8 individuals in a private placement.

On December 28, 2006 the company issued a total of 120,000 new shares to three employees of Mound Technologies, Inc., the company’s subsidiary, 40,000 each to John Barger, Shelia Campbell and Darrel Bandy.

In January 2007 the company issued 145,000 shares to 4 individuals in a private placement.

In February 2007 the company issued 1,348,636 shares to 12 individuals in a private placement and issued 200,000 shares to BullMarketMadness.com; 40,000 to the law firm of Sichenzia Ross Friedman Ference LLP; and 40,000 shares to smallcapvoice.com for services rendered to the company; and issued 250,000 shares to board member Trent Sommerville; 200,000 shares to board member Jerry Gruenbaum and 200,000 shares to board member Kenneth B. Farris as compensation.

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

*	None of these issuances involved underwriters, underwriting discounts or commissions;
*	We placed restrictive legends on all certificates issued;
*	No sales were made by general solicitation or advertising;
*	Sales were made only to accredited investors or investors who were sophisticated enough to evaluate the risks of the investment.

In connection with the above transactions, although some of the investors may have also been accredited, we provided the following to all investors:

*	Access to all our books and records.
*	Access to all material contracts and documents relating to our operations.
*	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

On December 27, 2004, the Company entered into an Acquisition Agreement to acquire 100% of Monarch Homes, Inc. (“Monarch”), a Minnesota corporation with its corporate headquarters located in Ramsey, MN for $5,000,000. On June 21, 2006, the Company agreed to accept rescissions of the December, 2004 acquisition agreements from Monarch Homes, Inc. effective June 1, 2006.

On December 30, 2004, the Company entered into an Acquisition Agreement to acquire 100% of Evans Columbus, LLS (“Evans”), an Ohio corporation with its corporate headquarters located in Blacklick, OH for $3,005,000. On June 21, 2006, the Company agreed to accept rescissions of the December, 2004 acquisition agreements from Evans Columbus, LLC effective March 31, 2006.

On December 31, 2004, the Company entered into an Acquisition Agreement to acquire 100% of Karkela Construction, Inc., a Minnesota corporation with its corporate headquarters located in St. Louis Park, MN for $3,000,000. The acquisition price consisted of the following:

*	$100,000 at closing,
*	a short term promissory note payable of $50,000 on or before January 31, 2005,
*

a promissory note of $1,305,000 payable on or before March 31, 2005 which, if not paid by that date, interest is due from December 31, 2004 to actual payment at 8%, simple interest, compounded annually and

*	500,000 restricted newly issued shares of the Company’s common stock provided at closing.

In the event the common stock of the Company is not trading at a minimum of $4.00 as of December 31, 2005, the Company was required to compensate the original Karkela shareholders for the difference in additional stock. As a result of the aforementioned, the Company issued the former Karkela shareholders 262,500 shares of common stock on March 20, 2006. Karkela is a wholly owned subsidiary of the Company. To date January 18, 2007, the promissory note has not been paid and interest continues to accrue.

On July 29, 2005, the Company entered into a binding Stock Purchase Agreement with Steven Persinger, an individual, to acquire all the issued and outstanding shares of common stock of Persinger Equipment, Inc., a Minnesota corporation (“Persinger”) for $4,735,000. On January 18, 2007 the Company abandoned its plans to acquire Persinger.

On September 12, 2005, the Company entered into a binding Agreement for Purchase and Sale of Shares with Calvin E. Bergman, Lynn E. Bergman, Jerry L. Bergman, Barbara A. Vance and Marvin Bergman, individually, to acquire all the issued and outstanding shares of common stock of Ney Oil Company, an Ohio corporation (“Ney Oil Company”) for $5,000,000. On January 18, 2007 the Company abandoned its plans to acquire Ney Oil Company.

On September 12, 2005, the Company entered into a Letter of Intent with Terry Robbins, President of Ohio Valley Lumber, to acquire all the issued and outstanding shares of common stock of NKR, Inc, d.b.a. Ohio Valley Lumber, a Delaware corporation (“NKR”) for $8,000,000.00. The Company has abandoned its plans to acquire NKR, Inc. on February 26, 2007.

On September 21, 2005, the Company entered into a binding Acquisition Agreement with Terry L. Lee and Gary D. Lee, individually, to acquire all the issued and outstanding shares of common stock of Lee Oil Company, Inc., a Virginia corporation, Lee Enterprises, Inc., a Kentucky corporation and Lee’s Food Marts LLC, a Tennessee Limited Liability Company, (collectively hereinafter "Lee Oil Company") for $6,000,000.00. The Company is currently renegotiating the final terms of the acquisition agreement.

On September 26, 2005, the Company entered into a binding Acquisition Agreement with Robert Daniel, Karol K. Hart-Bendure, M. Lucille Daniel, and Joe M. Daniel, individually, to acquire all the issued and outstanding shares of common stock of Schultz Oil Company, Inc., an Ohio Corporation (“Schultz Oil Company”) for $3,500,000 consisting of $1,500,000 in cash at closing and 1,000,000 of common stock. On January 18, 2007 the Company abandoned its plans to acquire Schultz Oil Company.

Subsequent Events

On June 21, 2006, the Company agreed to accept rescissions of the December, 2004 acquisition agreements from Evans Columbus, LLC effective March 31, 2006 and from Monarch Homes, Inc. effective June 1, 2006.

On January 18, 2007, the Company abandoned its intent to acquire Persinger Equipment, Inc., Ney Oil Company and Schultz Oil Company.

On February 26, 2007 the Company abandoned its intent to acquire NKR, Inc, d.b.a. Ohio Valley Lumber.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2005 AND 2004

OVERVIEW

Heartland, Inc. is an operating conglomerate with operations in steel fabrication, manufacturing, and construction. Total restated consolidated revenues for the year ended December 31, 2005 was $40,674,679 versus $7,389,064 for the year ended December 31, 2004. The Company incurred operating expenses of $53,771,778 for the year ended December 31, 2005 and $8,299,416 for the year ended December 31, 2004.

In fiscal year ended December 31, 2005 the company incurred a net loss of ($13,535,089) or a loss of $0.64 per share compared to a net loss of $ (764,878) or a loss of $(0.06) per share in fiscal year ended December 31, 2004. The primary factor contributing to the net earnings decrease were from a $7,719,000 adjustments made to the value of securities issued in connection with 2004 acquisitions.

	12-31-2005	12-31-2004
	Restated
Net sales	$40,674,679	$7,389,064
Cost and expenses
Cost of good sold	35,893,392	6,493,641
Selling, general and administrative expense	9,392,428	1,747,439
Adjustment of value of securities issued in connection with 2004 acquisitions	7,719,000
Loss on impairment of other intangible assets	500,987
Depreciation and amortization	265,971	58,336

Total Costs and Expenses	53,771,778	8,299,416

Net Operating Loss	(13,097,099)	(910,352)
Net Other Income (Expenses)	(661,062)	145,474

Loss Before Income Taxes	(13,758,161)	(764,878)
Federal and State Income Tax Benefit	223,072	---

Net Loss	$(13,535,089)	$(764,878)

SALES

Sales increased in fiscal year ended December 31, 2005 by 550% to $40,674,679 from $7,389,064 in fiscal year ended December 31, 2004 due to the acquisitions in late December 2004 of Evans Columbus, Karkela Construction and Monarch Homes.

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM

Pre-tax loss was ($13,535,089) in fiscal year ended December 31, 2005 and ($764,878) in fiscal year ended December 31, 2004, reflecting the acquisitions of Evans Columbus, Karkela Construction and Monarch Homes which occurred in the final month of fiscal year ended December 31, 2004 and the $7,719,000 adjustment made to the value of securities issued in connection with the 2004 acquisitions..

INTEREST EXPENSE

Interest expense was $796,825 during the fiscal year ended December 31, 2005 as compared to $61,214 in fiscal year ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As presented in the Consolidated Statement of Cash Flows, net cash used in operating activities was $3,023,072 in fiscal 2005. The significant changes in working capital were a $7,719,000 adjustment to the value of securities issued in connection with 2004 acquisitions, a, $1,652,985 stock based compensation, a $1,315,787 increase in inventory, and a $1,951,560 increase in accounts payable. Working capital requirements are not anticipated to increase substantially in fiscal 2006.

The level of capital expenditures is expected to increase moderately in fiscal 2006, and the source of funds for such expenditures is expected to be cash from operations.

At December 31, 2005 the Company’s total debt was $25,743,379 as compared to $15,903,722 at December 31, 2004. The Company believes that its funding sources are adequate for its anticipated requirements.

Shareholders’ equity was ($3,827,206) at December 31, 2005 compared to $6,809,901 at December 31, 2004. The decrease is due to increase in net loss.

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

We are seeking to raise up to $2 million of additional capital from private investors and institutional money managers in the next few months, but there can be no assurance that we will be successful in doing so. If we are not successful in raising any of this additional capital, our current cash resources may not sufficient to fund our current operations.

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

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, capital expenditures, expansion and upgrading of existing facilities, as well as for financing receivables from customers. During the year ended December 31, 2004, the Company has not engaged in:

*       Material off-balance sheet activities, including the use of structured finance or special purpose entities;

*	Trading activities in non-exchange traded contracts; or
*	Transactions with persons or entities that benefit from their non-independent relationship with the Company.

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

HEARTLAND, INC. AND SUBSIDIARIES

AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED

DECEMBER 31, 2005 (RESTATED) and 2004

CONTENTS

Report of Independent Registered Public Accounting Firm	Page	F 1

Consolidated Balance Sheets		F 2

Consolidated Statements of Operations		F 4

Consolidated Statements of Cash Flows		F 5

Consolidated Statements of Stockholders’ Equity (Deficit)		F 9

Notes to Consolidated Financial Statements		F 11

MEYLER & COMPANY, LLC

CERTIFIED PUBLIC ACCOUNTANTS

ONE ARIN PARK

1715 HIGHWAY 35

MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Heartland, Inc.

Plymouth, MN

We have audited the accompanying consolidated balance sheets of Heartland, Inc. and subsidiaries as of December 31, 2005 (restated) and 2004 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows (2005 restated) for each of the two years in the period ended December 31, 2005.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 (restated) and 2004, and the results of its operations and its cash flows (2005 restated) for each of the two years in the period ended December 31, 2005 (2005 restated) in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the consolidated financial statements, the Company has  negative working capital of $4,615,799, an accumulated deficit of $19,904,853, and there are existing uncertain conditions which the Company faces relative to its obtaining capital in the equity markets.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note A.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

See also Note S as to Restatements of Financial Statements of amounts previously reported.

/s/ Meyler & Company, LLC

Middletown, NJ

May 19, 2006

(Except as to Notes C, F,G, I, J, L, M, O, P, Q, R,

S(2), S(3), T(2) and U as to which the date is

July 25, 2006 and Notes A (Going Concern), P

And V, and Notes D, I and M (for Mundus) for which

the date is January 8, 2007 and Notes T(3) and T(4)

for which the date is February 26, 2007)

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(Restated)
CURRENT ASSETS
Cash	$678,604	$603,451
Accounts receivable net of allowance for doubtful accounts of $219,663 and $684,829, respectively	4,070,243	3,450,970
Costs in excess of billings on uncompleted contracts	332,396	187,621
Inventory	10,291,051	4,508,212
Prepaid expenses and other	201,882	112,207
Total Current Assets	15,574,176	8,862,461
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $923,361 and $821,306, respectively	3,383,552	5,403,107

OTHER ASSETS
Advances to related party		202,965
Goodwill	1,429,787	7,217,268
Other intangible assets	774,774	520,000
Investment in joint ventures	401,654	424,417
Acquisition deposits	50,000
Land Deposits	221,800
Other Assets	80,430	85,405
	2,958,445	8,450,055
Total Assets	$21,916,173	$22,715,623

See accompanying notes to financial statements.

F2

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	December 31,
	2005	2004
	(Restated)
CURRENT LIABILITIES
Bank lines of credit	$1,351,423	$810,989
Notes payable - land purchases	5,740,160	1,965,698
Convertible promissory notes payable	2,274,000	1,322,050
Current portion of notes payable	148,247	122,137
Current portion of capitalized lease obligations	121,934	115,423
Current portion of notes payable to related parties	66,787
Accounts payable	4,763,725	2,908,555
Acquisition notes payable to related parties	3,250,000	3,300,000
Obligations to related parties	20,000	670,907
Accrued interest	669,342	18,886
Accrued payroll taxes	602,201	693,630
Accrued expenses	483,512	572,248
Billings in excess of costs on uncompleted contracts	521,952	153,379
Customer deposits	12,770	21,068
Deferred income taxes	163,922	371,877
Total Current Liabilities	20,189,975	13,046,847

LONG-TERM OBLIGATIONS
Notes payable, less current portion	2,035,076	2,136,478
Capitalized lease obligations, less current portion	148,072	269,100
Notes payable to related parties, less current portion	545,158
Notes payable to an individual		150,000
Non-controlling interest of variable interest entities	2,825,098	267,171
Deferred income taxes		36,126
Total Long Term Liabilities	5,553,404	2,858,875

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock $0.001 par value 5,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value 100,000,000 shares authorized; issued and outstanding 23,746,024 and 18,244,801 shares at December 31, 2005 and 2004, respectively	23,746	18,244
Additional paid-in capital	16,053,901	13,161,421
Accumulated deficit	(19,904,853)	(6,369,764)
Total Stockholders’ Equity (Deficit)	(3,827,206)	(6,809,901)
Total Liabilities and Stockholders’ Equity (Deficit)	$21,916,173	$22,715,623

See accompanying notes to financial statements.

F 3

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2005	2004
	(Restated)
REVENUE - SALES	$40,674,679	$7,389,064

COSTS AND EXPENSES
Cost of goods sold	35,893,392	6,493,641
Selling, general and administrative expenses	9,392,428	1,747,439
Adjustment of value of securities issued in connection with 2004 acquisitions	7,719,000
Loss on impairment of other intangible assets	500,987
Depreciation and amortization	265,971	58,336
Total Costs and Expenses	53,771,778	8,299,416

NET OPERATING LOSS	(13,097,099)	(910,352)

OTHER INCOME (EXPENSE)
Rental income	101,204	197,806
Other income	39,920	11,371
Income from joint ventures	95,273
Loss on disposal of equipment	(100,634)	(2,489)
Interest expense	(796,825)	(61,214)
Total Other Income (Expense)	(661,062)	145,474

LOSS BEFORE INCOME TAXES	(13,758,161)	(764,878)

FEDERAL AND STATE INCOME TAX BENEFIT	223,072

NET LOSS	$(13,535,089)	$(764,878)

NET LOSS PER COMMON SHARE
Basic and fully diluted	$(0.64)	$(.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	21,158,951	13,744,692

See accompanying notes to financial statements.

F 4

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31
	2005	2004
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,535,089)	$(764,878)
Adjustments to reconcile net loss to cash flows used in operating activities:
Stock based compensation	1,652,985	63,787
Income from investments in joint ventures	(95,273)
Adjustment of value of securities issued in connection with 2004 acquisitions	7,719,000
Loss on disposal of property, plant and equipment	100,634	2,489
Depreciation and amortization	265,971	58,336
Provision for loss on impairment of other intangible assets	500,987
Changes in assets and liabilities:
Increase in accounts receivable	(619,273)	(243,757)
Increase in costs in excess of billings on uncompleted contracts	(144,775)	(113,724)
(Increase) decrease in inventory	(1,315,787)	109,895
Increase in prepaids and other	(81,655)	(3,970)
Increase in land deposits	(221,800)
Decrease (increase) in other assets	4,975	(3,020)
Increase (decrease) in accounts payable	1,951,560	(495,644)
(Decrease) increase in accrued payroll taxes	(91,429)	95,172
Increase in accrued interest	652,532	18,886
Increase in accrued expenses	117,171	45,085
Increase (decrease) in billings in excess of costs on uncompleted contracts	368,573	(147,565)
Decrease in customer deposits	(8,298)
(Decrease) increase in deferred income taxes	(244,081)	36,126
NET CASH USED IN OPERATING ACTIVITIES	(3,023,072)	(1,342,782)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposition of property, plant and equipment	21,000	7,450
Payments for property, plant and equipment	(143,402)
Cash paid for acquisition of subsidiaries		(205,000)
Proceeds from advances to related parties	202,965
Proceeds from distribution from investments in joint ventures	123,036
Cash paid for investment in joint ventures	(5,000)
Cash paid for security deposits		(10,520)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	198,599	(208,070)

See accompanying notes to financial statements.

F 5

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	For the Year Ended December 31
	2005	2004
	(Restated)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash received in acquisition of subsidiaries		458,433
Cash recorded in consolidation of variable interest entities	4,364	142,806
Proceeds from issuance of promissory convertible notes payable	1,031,950	1,312,050
Payment on acquisition notes payable to related parties	(50,000)
Payments on capitalized leases	(114,517)
Increase in bank lines of credit	540,434
Payments on notes payable	(121,147)	(46,241)
Payments on notes payable - land purchases	(695,610)
Payments on notes payable to related parties	(64,869)
Increase in non-controlling interest of variable interest entities	1,539,798
Payments on obligations to related parties	(206,508)	(62,668)
Proceeds from issuance of common stock	1,035,731	345,000
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,899,626	2,149,380
INCREASE IN CASH	75,153	598,528
CASH, BEGINNING OF PERIOD	603,451	4,923
CASH, END OF PERIOD	$678,604	$603,451

See accompanying notes to financial statements.

F 6

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	For the Year Ended December 31,
	2005	2004
	(Restated)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$409,743	$42,328
Taxes paid	76,930
NON-CASH INVESTING AND FINANCING ACTIVITIES
Land acquired by:
Note payable	4,470,072
Issuance of common stock		94,000
Property, Plant and equipment acquired with notes payable	45,855	211,094
Disposal of property, plant and equipment with related note payable	150,000
Issuance of common stock in payment of obligation to related party		15,000
Issuance of common stock as stock based compensation	1,652,985	63,787
Issuance of common stock for acquisition deposit	50,000
Issuance of common stock in payment of accounts payable	77,190
Issuance of common stock in payment of convertible promissory notes payable	80,000
Issuance of common stock in payment of accrued interest	2,076
Obligations to related parties reclassified to notes payable to related parties on signing of note	470,907
Accrued interest reclassified to notes payable to related parties	205,907
Other intangible asset, technology rights, acquired with the issuance of Mondus common stock (non-controlling interest)	1,016,073
Satisfaction of accounts payable on behalf of the Company with obligation to related parties	20,000
Assets acquired and liabilities assumed in acquisition of subsidiaries:
Cash		458,433
Accounts receivable		2,084,011
Costs in excess of billings on uncompleted contracts		73,897
Inventory		3,998,915
Prepaids and other		108,237
Property, plant and equipment		2,071,094
Advance to related party		281,122
Goodwill		7,217,268
Other intangible assets		520,000
Investment in joint ventures		424,417
Security deposits		7,623
Line of credit		(810,989)
Notes payable		(2,012,205)
Obligation under capital lease		(384,523)
Accounts payable		(1,431,033)
Acquisition notes payable		(3,300,000)
Obligations to related parties		(205,095)

See accompanying notes to financial statements.

F 7

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED)
Assets acquired and liabilities assumed in acquisition of subsidiaries (Continued):
Accrued expenses		(228,790)
Billings in excess of costs on uncompleted contracts		(144,437)
Customer deposits		(21,068)
Deferred income taxes		(371,877)
Issuance of common stock		(8,335,000)
Assets and liabilities assumed in consolidation of variable interest entities:
Cash	4,364	142,806
Prepaid expenses and other	5,000
Property, plant and equipment, net		1,907,692
Other assets		63,242
Convertible promissory notes payable		(10,000)
Notes payable		(1,672,169)
Accounts payable	(800)	(86,243)
Advances from related party	(6,508)	(78,157)
Non-controlling interest in variable interest entities	(2,056)	(267,171)

See accompanying notes to financial statements.

F 8

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Year Ended December 31, 2005 (Restated) and 2004

			Additional
	Capital Stock		Paid - In	Accumulated
	Shares	Capital	Capital	Deficit	Total

Balance, December 31, 2003	13,077,758	13,077	4,313,801	(5,604,886)	(1,278,008)
Correction of shares issued in reverse merger	703,082	703	(703)
Shares issued for services rendered at $0.05 per share	1,105,730	1,106	54,181		55,287
Shares issued in connection with lawsuit settlement	170,000	170	8,330		8,500
Shares issued for cash at a price ranging from $0.16 to $1.00	1,204,396	1,204	343,796		345,000
Shares issued to acquire property at $0.47 per share	200,000	200	93,800		94,000
Shares issued to settle loan @ $0.89 per share	16,835	17	14,983		15,000
Issuance of common stock in connection with acquisitions at $5.00 per share	1,267,000	1,267	6,333,733		6,335,000
Issuance of common stock in connection with acquisitions at $4.00 per share	500,000	500	1,999,500		2,000,000
Net loss for the year ended December 31, 2004				(764,878)	(764,878)
Balance, December 31, 2004	18,244,801	$18,244	$13,161,421	$(6,369,764)	$ (6,809,901)
Issuance of common stock to Executive Officer at $0.46 per share	1,500,000	1,500	688,500		690,000
Issuance of common stock for cash at $0.50 to $1.00 per share	1,696,236	1,696	1,034,035		1,035,731
Issuance of common stock for conversion of convertible notes at $0.50 and $1.00 per share	100,000	100	79,900		80,000

See accompanying notes to financial statements

F 9

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Year Ended December 31, 2005 (Restated) and 2004

			Additional
	Capital Stock		Paid - In	Accumulated
	Shares	Capital	Capital	Deficit	Total

Issuance of common stock for settlement of accounts payable obligation at $1.03 per share	75,000	75	77,115		77,190
Issuance of common stock for services rendered to the Company at $0.50 to $1.00 per share	875,770	876	650,452		651,328
Issuance of common stock for deposit on potential acquisition at $0.50 per share	100,000	100	49,900		50,000
Issuance of common stock as contingent consideration for 2004 acquisitions at par	683,000	683	(683)
Issuance of common stock to settle various legal disputes at $0.50 to $1.00 per share	467,064	467	311,190		311,657
Issuance of common stock for interest payments at $0.50	4,153	5	2,071		2,076
Net loss for year ended December 31, 2005				(13,535,089)	(13,535,089)
Balance, December 31, 2005	23,746,024	$23,746	$16,053,901	$(19,904,853)	$(3,827,206)

See accompanying notes to financial statements.

F 10

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 (Restated)

NOTE A - PRINCIPLES OF CONSOLIDATION AND NATURE OF BUSINESS

The consolidated financial statements include the accounts of Heartland, Inc. (formerly International Wireless, Inc.) (“Heartland”) and its wholly owned subsidiaries, Mound Technologies, Inc. (“Mound”) a steel fabricator acquired in December, 2003, Evans Columbus, LLC (“Evans”) a steel drum manufacturer, Monarch Homes, Inc. (“Monarch”) a residential home builder and Karkela Construction, Inc. (“Karkela”) a commercial construction contractor, all of which were acquired in December, 2004. As indicated in Note D, the consolidated financial statements also include the accounts of three entities deemed to be Variable Interest Entities (“VIEs”), PAR Investments, LLC, which owns the land and building rented to Evans Columbus as its headquarters, Mundus Environmental Products, Inc. and Wyncrest Group, Inc., Investment Companies.

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

Going Concern Uncertainty and Management’s Plans

As reflected in the accompanying financial statements, the Company has current liabilities of $4,615,799 in excess of current assets resulting in negative working capital and an accumulated deficit of $19,904,853. Management is presently seeking to raise permanent equity capital in the capital markets or some form of long-term debt instrument to eliminate the negative working capital. Additionally, the Company is seeking to acquire additional profitable companies. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit. However, there are no assurances that the Company will succeed in the obtaining of equity financing or some form of long-term debt instrument.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

F-11

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 (Restated)

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

Business Combinations

The Company follows the purchase method of accounting for business combinations in accordance with SFAS No. 141 “Business Combinations”. Under SFAS No. 141, we record as our cost the estimated fair value of the acquired assets less liabilities assumed. Any difference between the cost of an acquired company and the sum of the fair values of tangible and intangible assets less liabilities is recorded as Goodwill. The operations of the acquired company from the date of acquisition are included in the financial statements.

Goodwill and Other Intangible Assets

The Company follows SFAS No. 142 “Goodwill and Other Intangible Assets” in assessing Goodwill for impairment. The Company performs an impairment review, at least annually, for our reporting unit with assigned goodwill using a fair value approach, whenever events or changes in circumstances indicate that the goodwill asset may not be fully recoverable. Reporting units may be operating segments, or one level below an operating segment, referred to as a component. Under the fair value approach, whenever the carrying value of the reporting unit, including the goodwill asset, exceeds the fair value of the reporting unit (generally based on the reporting unit’s future estimated discounted cash flows), then the goodwill asset may be impaired and the Company is required to compare the implied fair value of the reporting units goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of the reporting unit’s goodwill an impairment loss must be recognized for the excess.

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

F 12

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 (Restated)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires employee compensation expense to be recorded (1) using the fair value method or (2) using the intrinsic value method as prescribed by accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations with pro forma disclosure of what net income and earnings per share would have been if the Company adopted the fair value method. The Company accounts for employee stock based compensation in accordance with the provisions of APB 25. For non-employee options and warrants, the company uses the fair value method as prescribed in SFAS 123.

The Company accounts for stock issued for services using the fair value method. In accordance with the Emerging Issues Task Force (“EITF”) 96-18, the measurement date of shares issued for service is the date at which the counterparty’s performance is complete.

Accounts Receivable

Accounts receivable represent amounts due from customers and are recorded at invoiced amounts, net of allowances and do not bear interest.

Allowance for Doubtful Accounts

It is the company’s policy to provide an allowance for doubtful accounts when it believes there is a potential for non-collectibility.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method.

Fair Values of Financial Instruments

The Company uses financial instruments in the normal course of business. The carrying values of cash, accounts receivable, advance receivable, prepaid expenses, bank lines of credit, accounts payable, notes payable, convertible promissory note, accrued expenses and customer deposits approximate their fair value due to the short-term maturities of these assets and liabilities. The carrying values of notes payable and loans payable approximate their fair value based upon management’s estimates using the best available information.

Investments in Joint Ventures

Investments in joint ventures represent two real estate joint ventures of one of the Company’s subsidiaries. In accordance with FIN 46, the Company has determined that it is not the primary beneficiary of these joint ventures and thus has not consolidated them. The Company utilizes the equity method to account for the joint ventures and includes its proportionate share of their income in the Statement of Operations.

F 13

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 (Restated)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenue on the sale of homes at the time of the closing and transfer of title to the property.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (SFAS 151), “Inventory Costs.” SFAS 151 amends the guidance in APB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criteria of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of

F 14

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 (Restated)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

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

In May 2005, the FASB issued SFAS no. 154, “Accounting Changes and Error Corrections (“SFAS No. 154”) which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of ABP Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practical to do so. SFAS No. 154 also strictly defines the term “restatement” to mean the correction of an error revising previously issued financial statements. Although, SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, the Company has adopted this SFAS in the current year.

NOTE C - ACQUISITIONS

2004

On December 27, 2004, the Company acquired 100% of Monarch Homes Inc. (“Monarch”). The acquisition price consisted of 1) $100,000 in cash, 2) a promissory note of $1,900,000 payable on or before February 15, 2005 which, if not paid by that date will include interest at 8% to payment date, and 3) 667,000 restricted shares of the Company’s common stock. The original agreement indicated that

F 15

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 (Restated)

NOTE C - ACQUISITIONS (CONTINUED)

should the common stock of the Company not be trading at a minimum of $5 per share as of December 31, 2005, the Company must compensate the seller for the difference in additional shares of common stock. On December 30, 2005, the agreement was amended to require issuance of an additional 333,000 restricted shares of common stock. See Note T - Subsequent Events as to the status of this agreement at July 25, 2006.

On December 30, 2004, the Company acquired 100% of Evans Columbus, LLC (“Evans”). The acquisition price consisted of 1) $5,000 in cash, and 2) 600,000 restricted shares of the Company’s common stock. The original agreement indicated that should the common stock not be trading at a minimum of $5 per share as of December 30, 2005, the Company must compensate the seller for the difference in additional shares of common stock. See Note T - Subsequent Events as to the status of this agreement at July 25, 2006.

On December 31, 2004, the Company acquired 100% of Karkela Construction, Inc. (“Karkela”). The acquisition price consisted of 1) $100,000 in cash, 2) a promissory note payable of $50,000 due on or before January 31, 2005, 3) a promissory note of $1,350,000 payable on or before March 31, 2005 which if not paid by that date, will include interest from December 31, 2004 at 8% to payment date, and 4) 500,000 restricted shares of the Company’s common stock. The original agreement indicated that should the common stock of the Company not be trading at a minimum of $4 per share as of December 31, 2005, the company must compensate the seller for the difference in additional shares of common stock. On December 31, 2005, the agreement was modified to require an additional cash payment of $55,000 and issuance of an additional 350,000 restricted shares of common stock.

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

F 16

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 (Restated)

NOTE C - ACQUISITIONS (CONTINUED)

Condensed Financial Information at December 31, 2004 and for the year then ended, for the 2004 acquisitions is as follows:

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

F 17

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 (Restated)

NOTE C - ACQUISITIONS (CONTINUED)

Condensed pro forma consolidating statements of operations for the 2004 acquisitions are as follows:

	Heartland	Evans Columbus	Karkela	Monarch	PAR Investments (VIE)	Eliminating Adjustments	Consolidated

Sales	$7,389,064	$7,921,792	$11,778,559	$22,913,341			$50,002,756

Total costs and expenses	8,299,416	7,878,659	11,513,495	21,987,553	$54,335	$(240,000)	49,493,458

Net operating income (loss)	(910,352)	43,133	265,064	925,788	(54,335)	240,000	509,298

Other income (expense)	145,474	(59,155)	(1,230)	(45,349)	133,203	(240,000)	(67,057)

Income (loss) before taxes	(764,878)	(16,022)	263,834	880,439	78,868	0	442,241

Deferred Federal and State income taxes			116,923	328,240			445,163

Net income (loss)	$(764,878)	$(16,022)	$146,911	$552,199	$78,868	$0	$(2,922)

F 18

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 (Restated)

NOTE C - ACQUISITIONS (CONTINUED)

2005

During the year ended December 31, 2005, the Company announced the following proposed acquisitions, none of which has been consummated to date:

On July 29, 2005, the Company entered into a binding stock purchase agreement to acquire Persinger Equipment, Inc. (“Persinger”) for $4,735,000 payable 1) $2,000,000 in cash before February 1, 2006 or the agreement becomes null and void 2) $2,735,000 in cash or 911,667 non-restricted shares of common stock at the Company’s option at closing. Should the common stock not be trading at a minimum of $3 per share twelve months after closing, the Company must compensate the seller for the difference in additional shares of common stock. Under the terms of the agreement, the Company is to deposit 100,000 restricted shares of common stock to be retained by Persinger should the Company default on the agreement. The agreement further calls for a 5 year employment agreement with Steven Persinger for a base salary of $120,000 per year. The agreement is presently in default. See Note T(3)

On September 12, 2005, the Company entered into a binding agreement to acquire Ney Oil Company for $5,000,000 payable 1) $3,000,000 in cash 2) 1,333,000 shares of common stock to be valued at not less than $2,000,000, three business days prior to closing or the number shall be increased accordingly. See Note T(3).

On September 12, 2005, the Company entered into a letter of intent to acquire NKR, Inc. doing business as Ohio Valley Lumber payable 1) $4,000,000 in cash, 2) 2,000,000 shares of common stock, 3) an infusion of $2,000,000 into the Company to reduce debt. See Note T(4).

On September 21, 2005 the Company entered into a binding agreement to acquire Lee Oil Company for $6,000,000 payable 1) $5,000,000 in cash 2) $1,000,000 in common stock valued at the closing date but not less than 1,000,000 common shares. The Company is currently renegotiating the final terms of the acquisition agreement.

On September 26, 2005, the Company entered into a binding acquisition agreement to acquire Schultz Oil Company, Inc. for $3,500,000 payable 1) $1,500,000 in cash 2) 1,000,000 shares of common stock which shall have a value of at least $2 per share at the end of 2 years or the Company will pay the difference. See Note T(3)

F 19

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 (Restated)

NOTE C - ACQUISITIONS (CONTINUED)

Condensed unaudited Financial Information at December 31, 2005 and for the year then ended for these contemplated acquisitions is as follows:

	Persinger	Schultz	Ohio Valley Lumber	Ney Oil	Lee Oil
(November 2005)

Total current assets	$2,804,940	$1,185,690	$6,421,756	$2,850,748	$5,878,247
Property plant and equipment, net	38,718	646,573	4,928,787	2,794,917	5,347,498
Other assets	212,737	329,811	1,685,815	554,362	44,467
Total Assets	$3,056,395	$2,162,074	$13,036,358	$6,200,027	$11,270,212

Total Current Liabilities	$1,896,118	$722,763	$7,107,710	$2,287,674	$2,743,822
Total Long-Term Liabilities	361,930	1,062,114	3,655,382	1,889,873	4,819,059

Stockholders’ equity
Common stock	40,000	22,831	1,933	120,000	1,000
Additional paid-in capital	105,000		1,577,627		57,708
Treasury stock	(600,000)
Accumulated earnings	1,253,347	354,366	693,706	1,902,480	3,648,623

Total Stockholders’ Equity	798,347	377,197	2,273,266	2,022,480	3,707,331

Total Liabilities and Stockholders’ Equity	$3,056,395	$2,162,074	$13,036,358	$6,200,027	$11,270,212

Sales	$11,988,474	$17,268,691	$14,298,809	$54,480,538	$79,092,224
Total costs and expenses	11,850,756	17,144,723	13,478,620	54,410,701	78,357,415
Net operating income	137,718	123,968	820,189	69,837	734,809
Other income (expenses)	38,151	(64,601)	(521,354)	293,284	(15,784)
Income before taxes	175,869	59,367	298,835	363,121	719,025
Federal and State income taxes	64,557		54,384	21,000	129,355
Net income	$111,312	$59,367	$244,451	$342,121	$589,670

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

F 20

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 (Restated)

NOTE D - VARIABLE INTEREST ENTITIES (CONTINUED)

The Company has concluded that three entities, Mundus Environmental Products, Inc. (“Mundus”), Wyncrest Group, Inc. (“Wyncrest”) and PAR Investments, LLC are deemed to be VIEs under FIN 46 and that the Company is the primary beneficiary of each of these three entities. Accordingly, they have been consolidated in the financial statements for 2005 and 2004.

Mundus, consolidated in 2005, had assets of $516,170, liabilities of $36,115 and an accumulated deficit of $4,186,891 at January 31, 2006 and a net loss of $2,107,872 for the year then ended. Wyncrest has assets of $44,840 and $19,291, liabilities of $708,043 and $356,743 and an accumulated deficit of $834,058 and $508,307 at December 31, 2005 and 2004 and net losses of $325,751 and $361,209 for the years then ended, respectively. These companies, which are in the investment business, had no revenues during these years. Expenses consisted primarily of compensation and consulting expense paid to related parties and professional fees. Par Investments, LLC., a real estate holding company had assets of $2,003,385 and $1,993,740, liabilities of $1,711,750 and $1,750,326 and equity of $291,635 and $243,414 at December 31, 2005 and 2004 and net income of $78,221 and $78,868 for the years then ended, respectively.

NOTE E - INVENTORY

Inventory consists of the following at December 31,
	2005	2004

Raw material	$1,155,336	$959,692
Work in process - manufacturing	135,539	125,658
Work in process - home construction	2,464,384	1,108,892
Land held for development	6,530,942	2,310,260
Finished goods	4,850	3,710
	$10,291,051	$4,508,212

NOTE F - PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following at December 31,
	2005	2004	Years of Average Useful Life

Land	$473,400	$717,400
Leasehold improvements	87,715	44,724	5
Buildings	2,362,600	2,362,600	30
Furniture and fixtures	172,149	198,022	10
Machinery and equipment	433,237	473,735	10-15
Equipment held under capital lease	422,852	2,096,871	3-10
Automotive equipment	360,960	331,061	7
	4,312,913	6,224,413
Less: accumulated depreciation	929,361	821,306
	$3,383,552	$5,403,107

F 21

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 (Restated)

NOTE G – BANK LINES OF CREDIT

A Company subsidiary has a $2,000,000 revolving line of credit with a bank through July 2006 of which $939,011 is available at December 31, 2005. The line bears interest at 1.85% plus the London InterBank Offered Rate (“LIBOR”). The interest rate on the note was 6.94% at December 31, 2005. The line is limited to 80% of eligible accounts receivable plus 50% of eligible inventory. The line is collateralized by substantially all of the subsidiary’s assets and a $1,500,000 life insurance policy on the life of a stockholder and has certain financial covenants.. At December 31, 2005 and 2004, the Company had outstanding balances due of $1,051,423 and $810,989, respectively, on this line.

A Company subsidiary has a $300,000 line of credit with a bank through July 2006 of which there is no amount available at December 31, 2005. The line bears interest at prime plus 0.75%, is collateralized by all of the assets of the subsidiary and has certain financial covenants. The prime rate at December 31, 2005 was 7.25%. At December 31, 2005, the Company had an outstanding balance of $300,000.

A Company subsidiary has a $300,000 line of credit with a bank through June 2006 of which $300,000 is available at December 31, 2005. The line bears interest at prime as published by the Wall Street Journal. The prime rate at December 31, 2005 was 7.25%. The line is limited to 75% of eligible accounts receivable less billings in excess of cost, has certain financial covenants and is guaranteed by a stockholder of the Company. No amounts were due on this line at December 31, 2005 and 2004.

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

NOTE I - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable amount to $2,274,000 and $1,322,050, respectively as follows:

The Company issued $734,150 and $1,026,550 in convertible promissory notes payable to various individuals and organizations in 2005 and 2004, respectively. In 2005, the Company converted $80,000 of convertible promissory notes into 100,000 shares of common stock. The notes are unsecured, due within 1 year from date of issue, and bear interest at the rate of 10%. The notes can be converted into common stock of the Company, generally at $0.50 per share. The amount due at December 31, 2005 and 2004 amount to $1,680,700 and $1,026,550, respectively. At December 31, 2005, the Company was in default on these convertible notes. Subsequent to December 31, 2005, $1,196,844 in notes and accrued interest were converted into 2,393,686 shares of the Company.

Wyncrest issued $284,300 and $295,500 in convertible promissory notes payable to various individuals and organizations in 2005 and 2004, respectively. The notes are unsecured, due within 1 year from date of issue, bear interest at the rate of 10% and can be converted into common stock of Wyncrest at $0.50 per share. The amount due at December 31, 2005 and 2004 amount to $579,800 and $295,500, respectively. Wyncrest is in default on these notes payable.

F 22

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 (Restated)

NOTE I - CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)

Mundus issued $13,500 in convertible promissory notes payable to two individuals in 2005. The notes are unsecured, due within 1 year from date of issue, bear interest at the rate of 10% and can be converted into common stock of Mundus at $1.00 per share. The amount due at December 31, 2005 amounts to $13,500.

NOTE J - NOTES PAYABLE

Notes payable consist of the following at December 31.
	2005	2004
Note payable to bank due December 2009, payable in 59 monthly principal installments of $775 plus interest at prime (5.25% at December 31, 2004). The note is collateralized by substantially all of the subsidiary’s assets and a $1,500,000 life insurance policy on a Company stockholder. The loan which is with one of the Company’s subsidiaries is in default as the agreement does not allow for a change in ownership without the bank’s approval.	$45,060	$46,507

Notes payable to banks due February 2010 and March 2010, payable in 72 monthly installments of $734 and $284 including interest at 6.18% and 6.27%, respectively. The notes are collateralized by transportation equipment.	45,555	54,645

Mortgage notes payable to a bank due March 2017 and May 2017, payable in 180 monthly installments of $2,260 and $2,739 including interest at 7.50% and 7.25%, respectively. The notes are collateralized by buildings.	459,115	485,294
Mortgage note payable to a bank due November 2012, in 120 monthly installments of principal of $4,166 and a balloon payment of principal of $504,246, plus interest at LIBO plus 2.20%. The note is collateralized by the land and building of a subsidiary.	845,858	895,850

Note payable to Community Capital Development Corporation due December 2003, payable in 240 monthly installments of $6,311 including servicing fees, and interest at 5.17%. The note is guaranteed by Ron Evans.	749,522	776,319

Note payable to a finance company due June 2008, payable in 36 monthly installments of $1,274 bearing no interest. The note is collateralized by transportation equipment.	38,213
	2,183,323	2,258,615
Less: current portion	(148,247)	(122,137)

Long-term portion	$2,035,076	$2,136,478

F23

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 (Restated)

NOTE J - NOTES PAYABLE (CONTINUED)

At December 31, 2005, minimum future principal payments over the next five years and in the aggregate are as follows:

Year	Amount

2006	$148,247
2007	142,790
2008	141,602
2009	137,715
2010	123,345
Thereafter	1,489,624
Total	$2,183,323

NOTE K - NOTE PAYABLE TO AN INDIVIDUAL

In June 2004, an individual contributed four parcels of land to the Company in exchange for 200,000 shares of the Company’s common stock and the assumption of a note in the amount of $150,000. During 2005, the Company returned the land to the individual and the individual assumed the $150,000 note on the land. The note was non-interest bearing and had no specific repayment date.

NOTE L - CAPITAL LEASE OBLIGATION

A subsidiary of the Company entered into a sale/leaseback arrangement with a bank in November 2004 on all of its property and equipment. The arrangement is for 36 monthly payments of $11,141 each including interest at an effective rate of 5.5% with a final payment of $40,500 due November 2007.

	2005	2004
Total minimum lease payments	$286,508	$419,294
Less: amount representing interest	16,502	34,771
Net minimum lease payments	270,006	384,523
Less: current maturities	121,934	115,423
Long-term portion	148,072	$269,100

Minimum future lease payments as of December 31, 2005 were as follows:

Year	Amount

2006	$133,691
2007	152,817
Total	$286,508

F24

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 (Restated)

NOTE M - RELATED PARTY TRANSACTIONS

Advances to Related Party

At December 31, 2004, Monarch Homes, Inc. has a loan receivable from a joint venture partnership in the amount of $202,965 in which Monarch’s former owner has a one third interest. The loan was repaid in 2005. The joint venture was created to construct a restaurant.

Obligations to Related Parties

In connection with the acquisition of Mound Technologies, Inc. in December 2003, the Company assumed a loan of $470,907 payable to the former stockholder who currently is a significant stockholder of the Company. The obligation was converted into a note payable during 2005.

In connection with the acquisition of Karkela Construction, Inc., the former principal stockholder of Karkela declared a $200,000 dividend prior to the effective date of the acquisition, which was paid in January 2005.

In connection with the inclusion of Mundus in April 2005, the Company assumed a loan of $6,508 payable to an officer of Mundus. The loan was satisfied in 2005.

In 2005, Twin Hills Collectibles, LLC, an affiliated company of Mundus, paid $20,000 of liabilities on behalf of Mondus. See Note T(1).

Notes Payable to Related Parties
2005
During 2005, obligations to related party and accrued rent in the amounts of $45,907 and $205,907, respectively were converted to a note payable. The note is payable in 120 monthly installments in the amount of $2,796 and bears interest at the rate of 6.00%	$246,549

During 2005, obligations to related party in the amount of $425,000 was converted to a note payable. The note is payable in 90 monthly installments in the amount of $4,152 and is non-interest bearing.	365,396

Total	611,945
Less: current maturities	66,787

Long-term portion	$545,158

2005

During

A

F 25

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 (Restated)

NOTE M - RELATED PARTY TRANSACTIONS (CONTINUED)

At December 31, 2005, minimum future principal payments over the next five years and in the aggregate are as follows:

Year	Amount

2006	$66,787
2007	70,153
2008	71,406
2009	72,737
2010	74,150
Thereafter	256,712
Total	$611,945

Transactions With Related Parties

Monarch Homes, Inc. sold a home to its President for $135,000.

Compensation and consulting fees totaling $1,573,998 and $86,900 during the years ended December 31, 2005 and 2004, respectively, were paid to officers and major shareholders from Mundus, and Wyncrest (Consolidated VIEs, see Note D).

NOTE N - STOCKHOLDERS’ EQUITY (DEFICIT)

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

During 2004, the Company acquired four parcels of land having an appraised value of approximately $600,000 for the issuance of 200,000 shares of its common stock and the assumption of debt aggregating $150,000. The shares were valued at $0.47 per share.

In December 2004, the Company completed an acquisition. Part of the acquisition cost was the issuance of 500,000 shares of its common stock valued at $4.00 per share or a consideration of $2,000,000.

F 26

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 (Restated)

NOTE N - STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

In December 2004, the Company completed two acquisitions. Part of the acquisition cost was the issuance of 1,267,000 shares of its common stock valued at $5.00 per share or a consideration of $6,335,000.

In 2004, the Company settled an outstanding indebtedness of $15,000 by issuing 16,835 shares of its common stock valued at $0.89 per share.

In January 2005, the company approved the issuance of 1,500,000 shares of common stock to its President and Chief Executive Officer. The shares were valued at $0.46 per share. Accordingly, stock based compensation in the amount of $690,000 was recorded.

At various times during 2005, the Company sold 1,696,236 shares of its common stock under private placement arrangements at prices ranging from $0.50 to $1.00 per share, realizing $1,035,733.

During the year, convertible promissory note holders converted $80,000 of notes to common stock. The Company issued 100,000 shares of its common stock relating to the conversion at prices of $0.50 and $1.00.

In June 2005, the Company settled an old outstanding obligation in the amount of $77,190 for the issuance of 75,000 shares of its common stock.

In July 2005, the Company issued 100,000 shares of its common stock as a down payment on the potential acquisition of Persinger. The shares were valued at $0.50 per share. Accordingly, $50,000 was recorded as an acquisition deposit.

At various times during 2005, the Company issued 875,770 shares of its common stock to individuals for services rendered to the Company and approved by the Board of Directors. The shares were valued at prices ranging from $0.50 to $1.00 per share. Accordingly, stock based compensation in the amount of $651,328 was recorded.

In December 2005, the Company issued 683,000 shares of its common stock to settle the contingent stock issuances relating to the December 2004 acquisitions (See Note C). These shares were valued at par value with a corresponding decrease to additional paid-in capital.

At various times during 2005, the Company issued 467,064 shares of its common stock to settle legal disputes against the Company. The shares were valued at $0.50 per share. Accordingly, stock based compensation in the amount of $311,657 was recorded.

The Company issued 4,153 shares at $0.50 per share as payment of $2,076 for interest relating to the conversion of its convertible promissory notes.

NOTE O - INCOME TAXES

The Company has elected as at December 31, 2005, to file a consolidated Federal income tax return. The carryforward losses available to the Company are losses incurred in the parent corporation, Heartland, Inc., and any losses from its wholly owned subsidiaries resulting subsequent to the respective acquisition dates. The loss carryforwards aggregate approximately $4,134,000 to offset future tax liabilities of which $450,000 expires in 2019 and $3,684,000 expires in 2020.

F 27

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 (Restated)

NOTE O - INCOME TAXES (CONTINUED)

The Federal and State income tax benefit was as follows:

	2005	2004
Current:
Federal	$13,836
State	7,173
Total Current Expense	21,009
Deferred:
Federal	(200,308)
State	(43,773)
Total Deferred Benefit:	(244,081)

Federal and State income tax benefit	$(223,072)	$

Temporary differences which give rise to deferred taxes are summarized as follows for the years ended December 31, 2005 and 2004:

	2005		2004

Timing difference relating to the payment of taxes due to differences in tax and financial reporting fiscal year ends		$163,922	$408,003
Net operating loss and other carry forwards		1,654,000	135,000
Valuation allowance		(1,654,000)	(135,000)
Net deferred tax liability		163,922	408,003

Less: current portion		163,922	371,877
Long term portion:	$		$36,126

The parent company has recorded a full valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized since the generation of future taxable income is not assured beyond a reasonable doubt. The valuation allowance increased in the amount of $1,519,000 and $135,000 for the years ended December 31, 2005 and 2004, respectively.

There is no difference between the effective income tax rates for deferred income taxes and the statutory Federal income tax rate.

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

F 28

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 (Restated)

NOTE P - OPERATING SEGMENTS (CONTINUED)

		Reportable Segments
Year ended December 31, 2005:	Parent Company	VIE	Steel Fabrication	Manufacturing	Construction and Property Management	Total
REVENUES (there are no inter-segment revenues)			$7,764,997	$9,384,192	$23,525,490	$40,674,679
NET INCOME (LOSS)	$(3,828,741)	$(2,595,402)	608,956	(2,359,569)	(5,360,333)	(13,535,089)
Total Assets	82,504	2,564,395	2,718,196	2,298,523	14,252,555	21,916,173
OTHER SIGNIFICANT ITEMS
Depreciation and amortization expense	398		33,407	95,632	89,140	265,971
Loss on impairment of other Intangible Assets		500.987				500,987
Interest expense	483,707	176,432	6,661	67,999	61,712	796,511
Expenditures for assets	3,938	45,855	10,000	74,234	65,230	199,257

	Reportable Segments
Year ended December 31, 2004:	Parent Company	VIE	Steel Fabrication	Manufacturing	Construction and Property Management	Total
REVENUES (there are no inter-segment revenues)			$7,386,678	$2,386		$7,389,064
NET INCOME (LOSS)	$(476,129)	$(361,209)	112,448	(102,076)	$62,088	(764,878)
Total Assets	380,594	1,996,031	1,678,483	5,038,805	13,621,710	22,715,623
OTHER SIGNIFICANT ITEMS
Depreciation expense			21,729	17,053	19,554	58,336
Interest expense	18,886		5,256		37,072	61,214
Expenditures for assets			56,776			56,776

NOTE Q - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its corporate office space in Plymouth, Minnesota pursuant to a four year lease which expires on December 31, 2009. The lease calls for monthly payments of $2,261 in 2006, $2,304 in 2007, $2,347 in 2008 and $2,389 in 2009. In addition, the Company is responsible for its pro-rata share of real estate taxes and operating expenses.

The Company leases the Mound Facilities from a stockholder of the Company. The lease calls for monthly payments of $16,250 and expires August 31, 2010.

The Company leases the Karkela Facilities from a stockholder of the Company. The lease calls for monthly payments of $3,403 in 2006 with annual increases of 5% in the monthly payments. The lease expires March 31, 2010. The company is also responsible for its pro-rate share of real estate taxes, and repairs and maintenance.

The Company leases the Monarch Facilities from a stockholder of the Company on a monthly basis. The Company currently pays $7,000 per month rent.

F 29

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 (Restated)

NOTE Q - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Leases (Continued)

Minimum Future lease payments under the leases are as follows:

For the Years Ended December 31,	Unrelated	Related Party

2006	$27,136	$235,836
2007	27,648	237,876
2008	28,160	240,024
2009	28,672	242,268
2010	142,408	142,408
Total	$254,024	$1,098,412

Rent expense amounted to $349,706 and $282,782 for the years ended December 31, 2005 and 2004, of which $323,082 and $282,782, respectively, were to related parties.

Issuance of Common Stock

As indicated in Note C - Acquisitions, the Company is liable for additional shares of the Company’s common stock if the common stock is not trading at minimum share prices at specified dates in the future.

Purchase Commitments

Monarch Homes has 3 refundable land deposits in VIEs for $221,800. The Company is not the primary beneficiary as the deposits are refundable. The Company has future purchase commitments of $2,326,500 related to these deposits.

NOTE R - CONCENTRATION OF CREDIT RISK

Cash accounts are generally held in FDIC insured banks. Five of the Company’s cash accounts in four banks exceed the FDIC insured limit of $100,000. At December 31, 2005, the Company had $312,296, $286,877, $163,187, $131,106 and $113,464 in these accounts.

Revenues from Monarch and Karkela are concentrated in the state of Minnesota.

F 30

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 (Restated)

NOTE S - RESTATEMENTS

2004

(1)

The consolidated statement of operations for the year ended December 31, 2004 was restated in an amended filing dated July 10, 2006 to eliminate sales and expenses for the three acquisitions referred to in Note C showing instead this information separately in Note C.

The Balance Sheet at December 31, 2004 was restated in an amended filing dated July 10, 2006 to reflect the additional contingent shares that would be required to be issued at December 31, 2005 should the shares issued at December 31, 2004 not reach minimum trading values at that date. (See Note C). The effect of this was to increase paid-in capital and goodwill by $7,504,510 at December 31, 2004.

(2)

The Balance Sheet at December 31, 2004 was restated in an amended filing dated July 10, 2006 to reflect the assets and liabilities of PAR Investments, LLC. The effect of this was to increase assets and liabilities in the amount of $1,931,740.

The Financial Statements for 2004 were restated in an amended filing dated July 10, 2006 to reflect the accounts of Wyncrest for the year ended December 31, 2004. The effect of this was to increase assets by $19,291, liabilities by $380,500, and accumulated deficit and selling, general and administrative expenses by $361,209.

2005

(3)

The assets at December 31, 2005 have been restated to reflect their proper classification, to reverse an impairment in intangible assets, increase acquisition deposits to properly reflect the cost per share on the date issued, adjust the investment in joint ventures by recording the income earned and net distributions received, and to properly account for the assets of Mundus which increased from $12,866 to $512,170, primarily resulting from an increase in intangible assets. The effect of these changes was to increase assets in the amount of $908,540.

The liabilities at December 31, 2005 have been restated to reflect their proper classification, to reduce accrued interest on convertible promissory notes and acquisition notes payable, properly account for the liabilities of Mundus which decreased from $142,425 to $36,115, primarily resulting from a decrease in convertible promissory notes payable, and properly reflect non-controlling interest in VIE’s. The effect of these changes was to increase liabilities in the amount of $2,315,215.

Additional paid-in capital and accumulated deficit at December 31, 2005 increased by $41,000 and $2,246,864, respectively, resulting from the above changes.

Income and expenses for the year ended December 31, 2005 have been restated to reflect their proper classification and to account for the changes in assets and liabilities indicated above. The effect of these changes was to increase the net loss by $1,196,304.

F 31

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 (Restated)

NOTE T - SUBSEQUENT EVENTS

(1)

On March 20, 2006, Mundus Environmental Products, Inc. (“Mundus”), a consolidated VIE (“Twin Hills”) (See Note D) entered into an agreement to acquire Twin Hills Acquisitions and Twin Hills Collectibles, companies engaged in the business of NASCAR Collectibles, in exchange for 1,333,000 newly issued shares of Mundus and a non-interest bearing promissory note for $75,000 payable within two years. If the common stock of Mundus is not selling for at least $2.50, 30 days prior to the expiration of the two year period, the Company is required to repurchase up to 100% of 1,000,000 of the shares. At January 31, 2006 Twin Hills had current assets of $1,708,031, total assets of $2,028,849, current liabilities of $1,863,770, total liabilities of $1,866,327 and retained earnings of $296,616. Unaudited operating results for the year ended January 31, 2006 reflected a loss of $233,698.

(2)

On June 21, 2006, the Company agreed to accept rescissions of the December 2004 acquisition agreements from Evans Columbus, LLC effective March 31, 2006 and from Monarch Homes, Inc. effective June 1, 2006.

Condensed consolidated pro-forma financial information excluding Evans, PAR and Monarch at December 31, 2005 is as follows:

2004
(Restated)
Sales	$16,392,662
Total costs and expenses	21,767,188
Net operating loss	(5,374,526)
Other expense	(674,389)
Loss before income taxes	(6,048,915)
Federal and State income tax benefit	58,754
Net loss	$(5,990,161)

Total current assets	$4,428,765
Property, plant and equipment, net	963,537
Other assets	1,380,974

Total Assets	$6,773,276

Total current liabilities	$8,223,274
Total long-term liabilities	1,167,280

Stockholders’ deficit:
Common stock	22,146
Additional paid-in capital	9,720,501
Accumulated deficit	(12,359,925)
Total stockholders’ deficit	(2,617,278)
Total liabilities and stockholders’ deficit	$6,773,276

(3)	On January 10, 2007, the Company abandoned its intent to acquire Persinger Equipment, Inc. Ney Oil Company and Schulz Oil Company. See Note C, 2005.

(4)	On February 26, 2007, the Company notified NKR, Inc. that the Letter of Intent to acquire NKR, Inc. entered into on September 12, 2005, has been terminated. See Note C, 2005.

F 32

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 (Restated)

NOTE U - RECLASSIFICATIONS

Certain amounts in the 2004 Financial Statements have been reclassified to conform to the presentation used in the 2005 Financial Statements.

NOTE V – OTHER INTANGIBLE ASSETS/IMPAIRMENT

Other intangible assets consist of the following at December 31,

	2005	2004
Customer list	$280,000	$280,000
Tradename	240,000	240,000
Technology rights	1,016,073
Total	1,536,073	520,000
Accumulated amortization and impairment loss	(761,299)
Net other intangible assets	$774,774	$520,000

Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, a long-lived asset group shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss in the amount of $257,500 was recorded on the customer list of Evans Columbus, LLC as a result of the fair market value of the shares issued in the acquisition of Evans being substantially less than the stated target price in the original purchase agreement dated December 30, 2004. An additional impairment loss in the amount of $500,987 was recorded on the technology rights acquired by Mundus based on an independent valuation. A total impairment loss in the amount of $758,487 was recognized in the year ended December 31, 2005.

F 33

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and Meyler & Company, LLC (“MC”) in connection with any services provided to us by them for the periods of their engagement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

No accountant’s report on the financial statements for the past two years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except such reports did contain a going concern qualification; such financial statements did not contain any adjustments for uncertainties stated therein. In addition, MC did not advise the Company with regard to any of the following:

1.             That information has come to their attention, which made them unwilling to rely on management’s representations, or unwilling to be associated with the financial statements prepared by management; or

2.             That the scope of the audit should be expanded significantly, or information has come to the accountant’s attention that the accountant has concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, except as indicated in the accompanying restated statements or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent audited financial statements, and the issue was not resolved to the accountant’s satisfaction prior to its resignation or dismissal. During the most recent two fiscal years and during any subsequent interim periods preceding the date of each engagement, we have not consulted MC regarding any matter requiring disclosure under Regulation S-K, Item 304(a)(2).

Item 8A.	Controls and Procedures

Management after reviewing comments raised by the Securities and Exchange Commission in March 2006 with respect to its financial reporting and the related adequacy of the Company’s disclosure controls and procedures, has determined that its disclosure controls and procedures were not effective as of December 31, 2004 and 2005 and there were material deficiencies in its disclosure controls and procedures. A “material weakness” is a reportable condition in which the design or operation of one or more of the specific control components has a defect or defects that could have a material adverse effect on our ability to record, process, summarize and report financial data in the financial statements in a timely manner. These material weaknesses are: (1) limited resources and manpower in the preparation and review of the financial statements in a timely manner, and (2) inadequacy of the financial review process as it pertains to various account analyses. While we believe that we have adequate policies, we believe that our implementation of those policies should be improved. We are re-evaluating these various factors and are implementing additional procedures to alleviate these weaknesses. The impacts of the above conditions were relevant to the years ended December 31, 2004 and 2005.

In order to alleviate such weaknesses, management intends to:

*	establish an audit committee and appoint additional directors with accounting expertise;
*	subscribe to accounting journals and have the Company’s accounting personnel attend accounting seminars; and

engage additional accounting personnel to assist in the preparation of the Company’s financial statements.

Item 8B.	Other Information

None.

PART III

ITEM 8.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers of our Company and its subsidiaries, are set forth below. The directors held office for their respective term and until their successors were duly elected and qualified. Vacancies in the existing Board were filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	With Company Since	Director/Position
Trent Sommerville	39	12/2003	Chief Executive Officer, Chairman of the Board, and Director

Thomas C. Miller	51	12/2003	Chief Operating Officer And Director

Jerry Gruenbaum	51	01/2001	Chief Financial Officer, Secretary, General Counsel and Director

Kenneth B. Farris	46	01/2004	Director

MR. TRENT SOMMERVILLE - CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD

Mr. Sommerville was elected as Director, Chairman of the Board in December 1, 2003. Mr. Sommerville has been appointed as our Chief Executive Officer and served in that capacity from December 1, 2003 until November 28, 2006 when Robert L. Cox was appointed to serve in that capacity. Mr. Sommerville attended Perkingston College. Mr. Sommerville worked at Anjet where he obtained NASD Series 22 and Series 63 licenses. Following his experience there, Mr. Sommerville started IGE Capital where he has been actively involved in many venture capital opportunities including FYBX Corporation, Cyber Operations, Way Cool 3D, and PMI Wireless.

MR. THOMAS C. MILLER - CHIEF OPERATING OFFICER AND DIRECTOR

Mr. Miller has been with the Registrant since 2003 when it acquired Mound Technologies, Inc. Mr. Miller was elected to the Board of Directors on May 23, 2006, and as its Chief Operating Office on September 27, 2006. From May 23, 2006 to September 27, 2006, Mr. Miller acted as the Registrant’s Chief Executive Officer. Mr. Miller graduated from Ohio State University with a Bachelor of Science degree in Civil Engineering in 1978 and continued his education at the University of Dayton where he received a Master of Business Administration degree in 1983. He is a registered engineer in the state of Ohio. Mr. Miller started on the shop floor at Mound Steel Corporation as a welder. He spent time working in the engineering and sales department before becoming Vice President of Sales and Quality in 1986. He became President of Mound Steel Corporation in 1990. The additional title of Chief Executive was added to his responsibilities in 2001. In November of 2002, Mr. Miller became Chief Executive officer of Mound Technologies, Inc. In 1988 he was elected to the Lebanon City Council. He was re-elected in 1992 and served as Vice Mayor during that time period. Mr. Miller has served on various local boards including the Middletown Regional Hospital Foundation, Dan Beard Council of Boy Scouts of America, and the Warren County Business Advisory Council. In addition to his new position as President and Chief Executive Officer of the Registrant, Mr. Miller will continue as President of the Registrant’s subsidiary Mound Technologies, Inc.

JERRY GRUENBAUM –CHIEF FINANCIAL OFFICER, CORPRATE SECRETARY, GENERAL COUNSEL AND DIRECTOR

Mr. Gruenbaum is our Corporate Secretary, Chief Financial Officer, General Counsel, and member of our Board of Directors. He was appointed as our Corporate Secretary and General Counsel in December 2001 and was elected to our board on November 12, 2003. He has been admitted to practice law since 1979 and is a licensed attorney in various states including the State of Connecticut where he maintains his practice as a member of SEC Attorneys, LLC, specializing in Securities Law, Hedge Funds, Mergers and Acquisitions, Corporate Law, Tax Law, International Law and Franchise Law. He is the CEO of a licensed brokerage firm in Westport, Connecticut where he maintains a Series 4, 7, 24, 27, 53, 63 and 65 licenses. He is a former President and Chairman of the Board of Directors of a multinational publicly-traded company with operations in Hong Kong and the Netherlands. He previously worked for the tax departments for Peat Marwick Mitchell & Co. (now KPMG Peat Marwick LLP) and Arthur Anderson & Co. He has served as Compliance Director for CIGNA Securities, a division of CIGNA Insurance. He has lectured and taught at various Universities throughout the United States in the areas of Industrial and financial Accounting, taxation, business law, and investments. Attorney Gruenbaum graduated with a B.S. degree from Brooklyn College - C.U.N.Y. Brooklyn, New York; has a M.S. degree in Accounting from Northeastern University Graduate School of Professional Accounting, Boston, Massachusetts; has a J.D. degree from Western New England College School of Law, Springfield, Massachusetts; and an LL.M. in Tax Law from the University of Miami School of Law, Coral Gables, Florida.

DR. KENNETH B. FARRIS – DIRECTOR

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

CODE OF ETHICS

Because we are an early stage company with limited resources, we have not yet adopted a "code of ethics", as defined by the SEC, that applies to the Company's Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller and persons performing similar functions. We are in the process of drafting and adopting a Code of Ethics.

ITEM 10.	EXECUTIVE COMPENSATION

The following table provides summary information for the years 2003, 2004 and 2005 concerning cash and non-cash compensation paid or accrued by us to or on behalf of the president and the only other employee(s) to receive compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

Name/ Position	Year	Salary	Bonus	Stock		Other	Total
Trent Sommerville	2005	$205,000	$0		$690,000	$0	$895,000
Chairman and CEO	2004	$164,976	$0		$0	$0	$164,976
	2003	$0	$0		$0	$0	$0
Jerry Gruenbaum	2005	$25,000	$0	$		$0	$25,000
CFO and Secretary	2004	$109,500	$0		$25,000	$0	$134,500
	2003	$0	$0		$0	$0	$0
Thomas C. Miller	2005	71,220
COO and Director	2004	71,220
	2003	71,220

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

The following table sets forth as of August 18, 2006, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

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

SECURITY OWNERSHIP OF BENEFICIAL OWNERS (1):

Title of Class	Name	Shares		Percent
Common Stock	John E. Gracik	1,763,696		4.86%

	John Zavoral	1,125,000		3.10%

	First Union Venture Group, LLC	1,900,000	(2)	5.23%

SECURITY OWNERSHIP OF MANAGEMENT:

Title of Class	Name	Shares		Percent

Common Stock	Trent Sommerville	4,840,100		13.33%

	Jerry Gruenbaum	1,400,000	(3)	3.85%

	Kenneth B. Farris	563,636		1.55%

	Thomas Miller	1,200,000		3.30%

All Directors and Executive Officers as a group (5 persons)		8,003,736		22.04%

(1)

These tables are based upon 36,321,104 shares outstanding as of March 20, 2007 and information derived from our stock records. Unless otherwise indicated in the footnotes to these tables and subject to community property laws where applicable, we believe unless otherwise noted that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days as of March 20, 2007. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on March 20, 2007 any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)

First Union Venture Group, LLC is owned one half by Atty. Jerry Gruenbaum, Secretary, General Counsel and Director of the Company and one half by another individual who is not related to Atty. Gruenbaum or under his control. In addition Jerry Gruenbaum owns 900,000 shares in his own name.

(3)	Jerry Gruenbaum holds 500,000 shares as a result of a 50% interest in First Union Venture Group, LLC. and 900,000 directly in his own name.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

(ii) Audit Related Fees

None

(iii) Tax Fees

None

(iv) All Other Fees

None

TOTAL FEES

FIRM	FISCAL YEAR 2005	FISCAL YEAR 2004

Meyler & Company, LLC	$190,000.00	$ 100,000.00

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

HEARTLAND INC.

(Registrant)

Date: March 20, 2007	By: /s/ Trent Sommerville

Trent Sommerville

Chief Executive Officer

And Chairman of the Board of Directors

Date: March 20, 2007	By: /s/ Jerry Gruenbaum

Jerry Gruenbaum

Chief Financial Officer

And Member of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Trent Sommerville	Trent Sommerville	Chief Executive Officer, Chairman & Director	March 20, 2007

/s/ Jerry Gruenbaum	Jerry Gruenbaum	Chief Financial Officer, Secretary & Director	March 20, 2007

/s/ Thomas C. Miller	Thomas C. Miller	Chief Operating Officer & Director	March 20, 2007

/s/ Kenneth B. Farris	Kenneth B. Farris	Director	March 20, 2007