Form 10KSB
period 2006-12-31
HEARTLAND, INC.
filed 2007-04-17
CIK 1084415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2006

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [  ] Yes [X] No

Issuer’s revenues for its most recent fiscal year ended December 31, 2006 were:                                                                                                                                          $20,224,267

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the registrant as of April 16, 2007, was approximately: $7,291,636 at $0.29 price per share.  Number of shares of the registrant’s common stock outstanding as of April 16, 2007 was: 36,321,104.

HEARTLAND, INC.

FORM 10-KSB

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

We classify our operations into two reportable segments: steel fabrication, and construction.  A third segment called “other” consists of corporate functions. Sales of our segments accounted for the following approximate percentages of our consolidated sales for fiscal years 2006: Steel Fabrication, 14.78 percent; Construction, 69.38 percent; and Other, 0 percent.

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

On December 10, 2003, the Company acquired 100% of Mound Technologies, Inc. (“Mound”), a Nevada corporation with its corporate headquarters located in Springboro, Ohio. The acquisition was a stock for stock exchange in which the Company acquired all of the issued and outstanding common stock of Mound in exchange for 1,256,000 newly issued shares of its common stock. As a result of this transaction, Mound became a wholly owned subsidiary of the Company.

In May 2004, the Company changed its name from International Wireless, Inc. to our current name, Heartland, Inc.

On December 27, 2004, the Company acquired 100% of Monarch Homes, Inc. (“Monarch”), a Minnesota corporation with its corporate headquarters located in Ramsey, MN for $5,000,000. The acquisition price consisted of $100,000 in cash which was paid at closing,  a promissory note for $1,900,000 which was payable on or before February 15, 2005, and  six hundred sixty-seven thousand (667,000) restricted newly issued shares of the Company’s common stock which was provided at closing.  The Company has since rescinded this acquisition and no longer owns monarch.

On December 30, 2004, the Company acquired 100% of Evans Columbus, LLS (“Evans”), an Ohio corporation with its corporate headquarters located in Blacklick, OH for $3,005,000. The acquisition price consisted of $5,000 in cash at closing, and 600,000 restricted newly issued shares of the Company’s common stock which was provided at closing.  The Company has since rescinded this acquisition and no longer owns Evans.

On December 31, 2004, the Company acquired 100% of Karkela Construction, Inc., a Minnesota corporation with its corporate headquarters located in St. Louis Park, MN for $3,000,000. The acquisition price consisted of $100,000 in cash at closing, a short term promissory note payable of $50,000 on or before January 31, 2005, a promissory note for $1,305,000 payable on or before March 31, 2005 which, if not paid by that date, interest is due from December 31, 2004 to actual payment at 8%, simple interest, compounded annually and 500,000 restricted newly issued shares of the Company’s common stock which as provided at closing.  In the event the common stock of the Company was not trading at a minimum of $4.00 as of December 31, 2005, the Company was required to compensate the original Karkela shareholders for the difference in additional stock.  As a result of the aforementioned, the Company issued the former Karkela shareholders 262,500 shares of common stock on March 20, 2006.  Karkela is a wholly owned subsidiary of the Company.  To date April 17, 2007, the promissory note has not been paid and interest continues to accrue.

On June 21, 2006, the Company agreed to accept rescissions of the December, 2004 acquisition agreements from Evans Columbus, LLC effective March 31, 2006 and from Monarch Homes, Inc. effective June 1, 2006.

On July 29, 2005, the Company entered into a binding Stock Purchase Agreement with Steven Persinger, an individual, to acquire all the issued and outstanding shares of common stock of Persinger Equipment, Inc., a Minnesota corporation (“Persinger”) for $4,735,000.  The Company is currently renegotiating the terms of the acquisition agreement.

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

On September 21, 2005, the Company entered into a binding Acquisition Agreement with Terry L. Lee and Gary D. Lee, individually, to acquire all the issued and outstanding shares of common stock of Lee Oil Company, Inc., a Virginia corporation, Lee Enterprises, Inc., a Kentucky corporation and Lee’s Food Marts LLC, a Tennessee Limited Liability Company, (collectively hereinafter "Lee Oil Company") for $6,000,000.00.  The Company is currently renegotiating the terms of the acquisition agreement.

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

Subsequent Events

                On January 18, 2007, the Company abandoned its intent to acquire Persinger Equipment, Inc., Ney Oil Company and Schultz Oil Company.

On February 26, 2007 the Company abandoned its intent to acquire NKR, Inc, d.b.a. Ohio Valley Lumber.

(C)           BUSINESS

Our mission is to become a leading diversified company with business interests in well established industries. We plan to successfully grow our revenues by acquiring companies with historically profitable results, strong balance sheets, high profit margins, and solid management teams in place. By providing access to financial markets, expanded marketing opportunities and operating expense efficiencies, we hope to become the facilitator for future growth and higher long-term profits. In the process, we hope to develop new synergies among the acquired companies, which should allow for greater cost effectiveness and efficiencies, thus further enhancing each individual company’s strengths. To date, we have completed acquisitions in the steel fabrication and commercial construction industries. Additionally, we have identified acquisition opportunities in gasoline distribution and equipment distribution.

We are headquartered in Destin, Florida and currently trade on the OTC Bulletin Board under the symbol HTLJ.OB. Including the senior management team, we currently employs 101 people.

Currently, we operate two major subsidiaries in the following segments:

Mound Technologies, Inc. of Springboro, OH acquired in December 2003 (Steel Fabrication)
Karkela Construction, Inc. of St. Louis Park, MN, acquired in December of 2004 (Construction).

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

Employees

As of April 17, 2007, we employed 68 employees. From time to time, we also retain consultants, independent contractors, and temporary and part-time workers.

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

ITEM 2           DESCRIPTION OF PROPERTY

The following properties are used in the operation of our business:

Our principal executive and administrative offices are located at 982A Airport Road, Destin Flortida 32541.  Our phone number is (850) 837.0025.  We utlize approximately 2,000 square feet on a month to month lease for $2,000 per month.  This space may not be sufficient for us as we add employees to the corporate staff.  In light of this the corporation will evaluate its office needs and determine the best option as we continue to grow.

In Springboro, Ohio we lease approximately 39,000 square feet on a month to month lease for $8,500 per month from a major shareholder of our company. The facilities include 34,000 square feet which is used for manufacturing and 5,000 square feet for office space. The space is used by Mound.  The Company is currently in negotiation to acquire the property.

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

As of April 17, 2007, there were 36,321,104 shares of common stock outstanding.

As of April 17, 2007, there were approximately 759 stockholders of record of our common stock. This does not reflect those shares held beneficially or those shares held in "street" name.

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

ITEM 6          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

The following discussion should be read in conjunction with the financial statements for the period ended December 31, 2006 included with this Form 10-KSB.

The following discussion and analysis provides certain information, which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the year ended December 31, 2006.  This discussion and analysis should be read in conjunction with the Company’s financial statements and related footnotes.

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

On December 10, 2003, the Company acquired 100% of Mound Technologies, Inc. (“Mound”), a Nevada corporation with its corporate headquarters located in Springboro, Ohio. The acquisition was a stock for stock exchange in which the Company acquired all of the issued and outstanding common stock of Mound in exchange for 1,256,000 newly issued shares of its common stock. As a result of this transaction, Mound became a wholly owned subsidiary of the Company.

In May 2004, the Company changed its name from International Wireless, Inc. to our current name, Heartland, Inc.

On December 27, 2004, the Company acquired 100% of Monarch Homes, Inc., a Minnesota corporation with its corporate headquarters located in Ramsey, MN for $5,000,000. On June 21, 2006, the Company agreed to accept rescissions of the December, 2004 acquisition agreements from Monarch Homes, Inc. effective June 1, 2006.

On December 30, 2004, the Company acquired 100% of Evans Columbus, LLC, an Ohio corporation with its corporate headquarters located in Blacklick, OH for $3,005,000. On June 21, 2006, the Company agreed to accept rescissions of the December, 2004 acquisition agreements from Evans Columbus, LLC effective March 31, 2006.

On December 31, 2004, the Company acquired 100% of Karkela Construction, Inc., a Minnesota corporation with its corporate headquarters located in St. Louis Park, MN for $3,000,000. The acquisition price consisted of the following:

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

On July 29, 2005, the Company entered into a binding Stock Purchase Agreement with Steven Persinger, an individual, to acquire all the issued and outstanding shares of common stock of Persinger Equipment, Inc., a Minnesota corporation (“Persinger”) for $4,735,000.  The Company is currently renegotiating the terms of the acquisition agreement.

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

Subsequent Events

                On January 18, 2007, the Company abandoned its intent to acquire Ney Oil Company and Schultz Oil Company.

On February 26, 2007 the Company abandoned its intent to acquire NKR, Inc, d.b.a. Ohio Valley Lumber.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2006 AND 2005

OVERVIEW

Heartland, Inc. is an operating conglomerate with operations in steel fabrication and construction.  Total restated consolidated revenues for the year ended December 31, 2006 was $20,224,267 versus $16,392,662 (restated) for the year ended December 31, 2005.  The Company incurred operating expenses of $22,707,420 for the year ended December 31, 2006 and $21,255,834 (restated) for the year ended December 31, 2005.

In fiscal year ended December 31, 2006 the company incurred a net profit of $4,103,133 or an income of $0.16 per share compared to a net loss of $ (13,535,089) or a loss of $(0.64) per share in fiscal year ended December 31, 2005. The primary factor contributing to the net earnings increase were from a $4,004,060 gain on disposition of discontinued operations and a $2,894,737 gain on disposal of discontinued operations of VIEs in 2006.

	12-31-2006	12-31-2005
		Restated
Revenues - Sales	$20,224,267	$16,392,662
Cost and expenses
Cost of good sold	17,194,150	15,085,572
Selling, general and administrative expense	5,447,485	4,303,093
Adjustment of value of securities issued in connection with 2004 acquisitions		1,792,000
Depreciation and amortization	65,785	75,169

Total Costs and Expenses	22,707,420	21,255,834

Net Operating Loss	(2,483,153)	(4,863,172)
Net Other Income (Expenses)	(300,611)	(499,389)

Loss From Continued Operations Before Income Taxes	(2,783,764)	(5,362,561)
Federal and State Income Tax Benefit	--	58,754
Loss From Continued Operations	(2,783,764)	(5,303,807)
Discontinued Operations	6,886,897	(8,231,282)
Net Income (Loss)	$4,103,133	$(13,535,089)

SALES

Sales increased in fiscal year ended December 31, 2006 by 23.4% to $20,224,267 from $16,392,662 in fiscal year ended December 31, 2005.

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM

Pre-tax loss was ($2,783,764) in fiscal year ended December 31, 2006 and ($5,362,561) in fiscal year ended December 31, 2005, reflecting the increase sales by $3,831,605 in 2006.

INTEREST EXPENSE

Interest expense was $419,849 during the fiscal year ended December 31, 2006 as compared to $524,844 in fiscal year ended December 31, 2004, a decrease by $104,995 or 25%.

LIQUIDITY AND CAPITAL RESOURCES

As presented in the Consolidated Statement of Cash Flows, net cash used in operating activities was $143,921 in fiscal 2006.  The significant changes in working capital were a $2,982,278 adjustment stock issued for services, 625,875 increase in accounts payable and a (654,915) increase in accounts receivable.  Working capital requirements are not anticipated to increase substantially in fiscal 2007.

The level of capital expenditures is expected to increase moderately in fiscal 2007, and the source of funds for such expenditures is expected to be cash from operations.

At December 31, 2006 the Company’s total debt was $7,163,294 as compared to $8,694,581 at December 31, 2005.  The Company believes that its funding sources are adequate for its anticipated requirements.

Shareholders’ equity was $905,853 at December 31, 2006 compared to ($1,984,111) at December 31, 2005. The increase is due to increase in net income.

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

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, capital expenditures, expansion and upgrading of existing facilities, as well as for financing receivables from customers.  During the year ended December 31, 2006, the Company has not engaged in:

*      Material off-balance sheet activities, including the use of structured finance or special purpose entities;
*	Trading activities in non-exchange traded contracts; or
*	Transactions with persons or entities that benefit from their non-independent relationship with the Company.

Inflation

We are subject to the effects of inflation and changing prices.  As previously mentioned, we experienced rising prices for steel and other commodities during fiscal 2005 that had a negative impact on our gross margins and net earnings.  In fiscal 2007, we expect average prices of steel and other commodities to be higher than the average prices paid in fiscal 2006.  We will attempt to mitigate the impact of these anticipated increases in steel and other commodity prices and other inflationary pressures by actively pursuing internal cost reduction efforts and introducing price increases.

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
DECEMBER 31, 2006

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
Destin, FL

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

F 1

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2006	2005
		(Restated)
CURRENT ASSETS
Cash	$641,608	$232,902
Accounts receivable net of allowance for doubtful accounts of $196,376 and $219,663, respectively	3,601,477	2,946,562
Costs in excess of billings on uncompleted contracts	643,687	332,396
Inventory	858,191	686,511
Prepaid expenses and other	18,309	167,688
Total current assets	5,754,272	4,366,059
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $584,309 and $521,735, respectively	944,370	963,537

OTHER ASSETS
Goodwill	1,291,390	1,291,390
Other intangible assets	16,876	19,688
Acquisition deposits	--	50,000
Other Assets	62,239	19,896
Total other assets	1,370,505	1,380,974
Total assets	$8,069,147	$6,710,570

See accompanying notes to financial statements.

F 2

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	December 31,
	2006	2005
		(Restated)
CURRENT LIABILITIES
Convertible promissory notes payable	$63,450	$1,680,700
Current portion of notes payable	39,471	37,349
Current portion of notes payable to related parties	87,903	66,787
Accounts payable	2,951,930	2,326,055
Acquisition notes payable to related parties	1,350,000	1,350,000
Obligations to related parties	50,000	--
Accrued payroll and related taxes	699,917	602,201
Accrued interest	388,778	260,377
Accrued expenses	251,967	289,885
Billings in excess of costs on uncompleted contracts	376,372	521,952
Net liabilities of entities discontinued	--	546,896
Total Current Liabilities	6,259,788	7,682,202

LONG-TERM OBLIGATIONS
Notes payable, less current portion	428,501	467,321
Notes payable to related parties, less current portion	475,005	545,158
Total Long Term Liabilities	903,506	1,012,479

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock $0.001 par value 5,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value 100,000,000 shares authorized; issued and outstanding 32,303,105 and 23,746,024 shares at December 31, 2006 and 2005, respectively	32,303	23,746
Additional paid-in capital	14,832,175	16,053,901
Accumulated deficit	(13,958,625)	(18,061,758)
Total Stockholders’ Equity (Deficit)	905,853	(1,984,111)
Total Liabilities and Stockholders’ Equity (Deficit)	$8,069,147	$6,710,570

See accompanying notes to financial statements.

F 3

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2006	2005
		(Restated)
REVENUE - SALES	$20,224,267	$16,392,662

COSTS AND EXPENSES
Cost of goods sold	17,194,150	15,085,572
Selling, general and administrative expenses	5,447,485	4,303,093
Adjustment of value of securities issued in connection with 2004 acquisitions	--	1,792,000
Depreciation and amortization	65,785	75,169
Total Costs and Expenses	22,707,420	21,255,834

NET OPERATING LOSS	(2,483,153)	(4,863,172)

OTHER INCOME (EXPENSE)
Rental income	71,436	101,204
Other income	51,342	24,885
Loss on disposal of property, plant and equipment	(3,540)	(100,634)
Interest expense	(419,849)	(524,844)
Total Other Income (Expense)	(300,611)	(499,389)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,783,764)	(5,362,561)

FEDERAL AND STATE INCOME TAX BENEFIT	--	58,,754

LOSS FROM CONTINUING OPERATIONS	(2,783,764)	(5,303,807)

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations (less applicable income tax expense of $0)	792	(5,875,880)
Gain on disposal of discontinued operations (less applicable income tax expense of $0)	4,004,060	--
Loss from discontinued operations of VIEs (less applicable income tax expense of $0)	(12,692)	(2,355,402)
Gain on disposal of discontinued operations of VIEs (less applicable income tax expense of $0)	2,894,737	--
Total discontinued operations	6,886,897	(8,231,282)

NET INCOME (LOSS)	$4,013,133	$(13,535,089)

EARNINGS (LOSS) PER COMMON SHARE
Continuing operations
Basic and diluted	$(0.11)	$(0.25)
Net income (loss)
Basic and diluted	0.16	(0.64)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	24,923,495	21,158,951

See accompanying notes to financial statements.

F 4

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31
	2006	2005
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Continuing operations
Loss before income taxes	$(2,783,764)	$(5,303,807)
Adjustments to reconcile net loss to cash flows used in operating activities:
Stock issued for services	2,982,278	1,652,985
Adjustment of value of securities issued in connection with 2004 acquisitions	--	1,792,000
Loss on disposal of property, plant and equipment	3,540	100,634
Depreciation and amortization	65,785	75,169
Acquisition deposits	50,000	--
Deferred income taxes	--	(79,763)
Changes in assets and liabilities:
Increase in accounts receivable	(654,915)	(132,652)
Increase in costs in excess of billings on uncompleted contracts	(302,291)	(144,775)
(Increase) in inventory	(171,680)	(177,214)
(Increase) in prepaids and other	149,379	(92,660)
(Increase) in other assets	(42,343)	--
Increase in accounts payable	625,875	49,991
(Decrease) increase in accrued payroll taxes	97,716	(91,429)
Increase in accrued interest	307,839	243,567
(Decrease) in accrued expenses	(37,918)	(159,752)
Increase (decrease) in billings in excess of costs on uncompleted contracts	(145,580)	386,573

Cash provided by (used in) continuing operations before income taxes	143,921	(1,899,133)

Discontinued operations
Income (loss) before income taxes	6,886,897	(8,231,282)
(Decrease) increase in net liabilities of entities discontinued	(546,896)	8,597,844
Gain on rescission of acquisitions	(6,335,000)	--

Cash provided by discontinued operations	5,001	366,562

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	148,922	1,532,571

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposition of property, plant and equipment	--	21,000
Payments for property, plant and equipment	(47,346)	(49,614)

NET CASH (USED IN) INVESTING ACTIVITIES	(47,346)	(28,614)

See accompanying notes to financial statements.

F 5

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	For the Year Ended December 31
	2006	2005
		(Restated)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of promissory convertible notes payable	$--	$734,150
Payment on convertible promissory notes payable	(166,985)	--
Payment on acquisition note payable to related party	--	(50,000)
Payments on notes payable	(36,698)	(35,269)
Payments on notes payable to related parties	(49,037)	(53,867)
Payments on obligations to related parties	--	(150,000)
Payments on obligations to related party	50,000	--
Proceeds from issuance of common stock	509,850	1,035,731
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	307,130	1,480,745

INCREASE IN CASH	408,706	(80,440)
CASH, BEGINNING OF PERIOD	232,90251	313,342

CASH, END OF PERIOD	$641,608	$232,902

See accompanying notes to financial statements.

F 6

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	For the Year Ended December 31,
	2006	2005
		(Restated)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$112,010	$409,743
Taxes paid	--	76,930

NON-CASH INVESTING AND FINANCING ACTIVITIES
Disposal of property, plant and equipment with related note payable	--	150,000
Issuance of common stock for services	2,982,278	1,652,985
Issuance of common stock for acquisition deposit	--	50,000
Issuance of common stock in payment of accounts payable	--	77,190
Issuance of common stock in payment of convertible promissory notes payable	1,450,265	80,000
Issuance of common stock in payment of accrued interest	179,438	2,076
Obligations to related parties reclassified to notes payable to related parties on signing of note	--	470,907
Accrued interest reclassified to notes payable to related parties	--	205,907

See accompanying notes to financial statements.

F 7

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Year Ended December 31, 2006 and 2005 (Restated)

			Additional
	Common Stock		Paid - In	Accumulated
	Shares	Capital	Capital	Deficit	Total

Balance, December 31, 2004	18,244,801	$18,244	$13,161,421	$(4,526,669)	$(8,652,996)

Issuance of common stock to Executive Officer at $0.46 per share	1,500,000	1,500	688,500	--	690,000
Issuance of common stock for cash at $0.50 to $1.00 per share	1,696,236	1,696	1,034,035	--	1,035,731
Issuance of common stock for conversion of convertible notes at $0.50 and $1.00 per share	100,000	100	79,900	--	80,000
Issuance of common stock for settlement of accounts payable obligation at $1.03 per share	75,000	75	77,115	--	77,190
Issuance of common stock for services rendered to the Company at $0.50 to $1.00 per share	875,770	876	650,452	--	651,328
Issuance of common stock for deposit on potential acquisition at $0.50 per share	100,000	100	49,900	--	50,000
Issuance of common stock as contingent consideration for 2004 acquisition at par	683,000	683	(683)	--	--
Issuance of common stock to settle various legal disputes at $0.50 to $1.00 per share	467,064	467	311,190	--	311,657
Issuance of common stock for interest payment at $0.50 per share	4,153	5	2,071	--	2,076
Net loss for year ended December 31, 2005	--	--	--	(13,535,089)	(13,535,089)

Balance, December 31, 2005	23,746,024	$23,736	$16,053,901	$(18,061,758)	(1,984,111)

See accompanying notes to financial statements

F 8

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Year Ended December 31, 2006 and 2005 (Restated)

			Additional
	Common Stock		Paid - In	Accumulated
	Shares	Capital	Capital	Deficit	Total

Balance, December 31, 2005	23,746,024	$23,736	$16,053,901	$(18,061,758)	$(1,984,111)

Issuance of common stock for conversion of convertible notes at $0.50 per share	2,900,000	2,901	1,447,364	--	1,450,265
Issuance of common stock for cash at $0.17 to $0.38 per share	1,666,940	1,667	508,183	--	509,850
Issuance of common stock for services rendered to the Company at $0.25 to $0.75 per share	5,230,735	5,231	2,977,047	--	2,982,278
Issuance of common stock for payments of interest on convertible notes	358,876	359	179,079	--	179,438
Common stock cancelled upon rescission of certain acquisitions	(1,600,000)	(1,600)	(6,333,400)	--	(6,335,000)
Net income for year ended December 31, 2006	--	--	--	4,103,133	4,103,133

Balance, December 31, 2006	32,303,105	$32,304	$14,832,174	$(13,958,625)	905,853

See accompanying notes to financial statements.

F 9

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE A - RESTATEMENTS

2005

The assets at December 31, 2005 have been restated to reflect their proper classification, to reverse an impairment in intangible assets, increase acquisition deposits to properly reflect the cost per share on the date issued, adjust the investment in joint ventures by recording the income earned and net distributions received, and to properly account for the assets of Mundus which increased from $12,866 to $516,170, primarily resulting from an increase in intangible assets.  The effect of these changes was to increase assets in the amount of $908,540.

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

NOTE B - PRINCIPLES OF CONSOLIDATION AND NATURE OF BUSINESS

The consolidated financial statements include the accounts of Heartland, Inc. (formerly International Wireless, Inc.) (“Heartland”) and its wholly owned subsidiaries, Mound Technologies, Inc. (“Mound”) a steel fabricator acquired in December, 2003 and Karkela Construction, Inc. (“Karkela”) a commercial construction contractor, acquired in December 2004.

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

F 10

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE B - PRINCIPLES OF CONSOLIDATION AND NATURE OF BUSINESS (CONTINUED)

Going Concern Uncertainty and Management’s Plans

As reflected in the accompanying financial statements at December 31, 2006, the Company’s current liabilities exceed current assets by $505,516 resulting in negative working capital and the Company has an accumulated deficit of $13,958,625.  Management is presently seeking to raise permanent equity capital in the capital markets or some form of long-term debt instrument to eliminate the negative working capital.  Additionally, the Company is seeking to acquire additional profitable companies.  Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit.  However, there are no assurances that the Company will succeed in the obtaining of equity financing or some form of long-term debt instrument.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Net Income (Loss) Per Common Share

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

F 11

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (R) “Share-Based Payment” using the modified prospective method. SFAS 123 (R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. Under the modified prospective method, the Company recognizes compensation cost for all share-based payments granted after January 1, 2006, plus any awards granted prior to January 1, 2006 that remain unvested at that time. Under this method of adoption, no restatement of prior periods is made. The Company had no unvested awards granted prior to January 1, 2006.

Prior to January 1, 2006, the Company recognized the cost of employee services received in exchange for equity instruments in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). APB 25 required the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock over the amount the employee must pay for the stock. Compensation expense was measured under APB 25 on the date the shares were granted.

The Company accounts for stock issued for services using the fair value method.  In accordance with the Emerging Issues Task Force (“EITF”) 96-18, the measurement date of shares issued for service is the date at which the counterparty’s performance is complete.

F 12

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

Accounts receivable represent amounts due from customers and are recorded at invoiced amounts, net of allowances and do not bear interest.

Allowance for Doubtful Accounts

It is the company’s policy to provide an allowance for doubtful accounts.  The allowance is based on prior experience and management’s evaluation of the collectibility of accounts receivable.

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

F 13

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

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

Reclassificaiton

Certain amounts in the 2005 Financial Statements have been reclassified to conform to the presentation used in the 2006 Financial Statements.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2007.  The Company is currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

F 14

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2008.  The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, “Materiality,” when evaluating the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company adopted SAB No. 108 for the fiscal year ended December 31, 2006.  Adoption of SAB No. 108 did not have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined what impact, if any, that adoption will have on our results of operations, cash flows or financial position.

F 15

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE D - ACQUISITIONS

2004
On December 27, 2004, the Company acquired 100% of Monarch Homes Inc. (“Monarch”).  The acquisition price consisted of 1) $100,000 in cash, 2) a promissory note of $1,900,000 payable on or before February 15, 2005 which, if not paid by that date will include interest at 8% to payment date, and 3) 667,000  restricted  shares of  the  Company’s  common stock. The original  agreement  indicated that should the common stock of the Company not be trading at a minimum of $5 per share as of December 31, 2005, the Company must compensate the seller for the difference in additional shares of common stock.  On December 30, 2005, the agreement was amended to require issuance of an additional 333,000  restricted shares of common stock.  See Note S as to the status of this agreement.

On December 30, 2004, the Company acquired 100% of Evans Columbus, LLC (“Evans”).  The acquisition price consisted of 1) $5,000 in cash, and 2) 600,000 restricted shares of the Company’s common stock.  The original agreement indicated that should the common stock not be trading at a minimum of $5 per share as of December 30, 2005, the Company must compensate the seller for the difference in additional shares of common stock. See Note S as to the status of this agreement.

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

2005
During the year ended December 31, 2005, the Company announced the following proposed acquisitions, none of which has been consummated to date:

On July 29, 2005, the Company entered into a binding stock purchase agreement to acquire Persinger Equipment, Inc. (“Persinger”) for $4,735,000 payable 1) $2,000,000 in cash before February 1, 2006 or the agreement becomes null and void 2) $2,735,000 in cash or 911,667 non-restricted shares of common stock at the Company’s option at closing.  Should the common stock not be trading at a minimum of $3 per share twelve months after closing, the Company must compensate the seller for the difference in additional shares of common stock.  Under the terms of the agreement, the Company is to deposit 100,000 restricted shares of common stock to be retained by Persinger should the Company default on the agreement.  The agreement further calls for a 5 year employment agreement with Steven Persinger for a base salary of $120,000 per year.  The agreement is presently in default.  See Note T(1).

On September 12, 2005, the Company entered into a binding agreement to acquire Ney Oil Company for $5,000,000 payable 1) $3,000,000 in cash 2) 1,333,000 shares of common stock to be valued at not less than $2,000,000, three business days prior to closing or the number shall be increased accordingly.  See Note T(1).

On September 12, 2005, the Company entered into a letter of intent to acquire NKR, Inc. doing business as Ohio Valley Lumber payable 1) $4,000,000 in cash, 2) 2,000,000 shares of common stock, 3) an infusion of $2,000,000 into the Company to reduce debt.  See Note T(2).
.

F 16

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE D - ACQUISITIONS (CONTINUED)

On September 21, 2005 the Company entered into a binding agreement to acquire Lee Oil Company for $6,000,000 payable 1) $5,000,000 in cash 2) $1,000,000 in common stock valued at the closing date but not  less than 1,000,000 common shares.  The Company is currently renegotiating the final terms of the acquisition agreement.

On September 26, 2005, the Company entered into a binding acquisition agreement to acquire Schultz Oil Company, Inc. for $3,500,000 payable 1) $1,500,000 in cash 2) 1,000,000 shares of common stock which shall have a value of at least $2 per share at the end of 2 years or the Company will pay the difference.  See Note T(1).

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
December 31, 2006

NOTE E - VARIABLE INTEREST ENTITIES

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

The Company has concluded that three entities, Mundus Environmental Products, Inc. (“Mundus”), Wyncrest Group, Inc. (“Wyncrest”) and PAR Investments, LLC are deemed to be VIEs under FIN 46 and that the Company is the primary beneficiary of each of these three entities.  Accordingly, they have been consolidated in the financial statements for 2005 [See Note S].

Mundus, consolidated in 2005, had assets of $516,170, liabilities of $36,115 and an accumulated deficit of $4,186,891 at January 31, 2006 and a net loss of $2,107,872 for the year then ended.  Wyncrest has assets of $44,840, liabilities of $708,043 and an accumulated deficit of $834,058 at December 31, 2005 and net loss of $325,751 for the year then ended.  These companies, which are in the investment business, had no revenues during these years.  Expenses consisted primarily of compensation and consulting expense paid to related parties and professional fees.  Par Investments, LLC., a real estate holding company had assets of $2,003,385, liabilities of $1,711,750 and equity of $291,635 at December 31, 2005 and net income of $78,221 for the year then ended.

NOTE F - INVENTORY

Inventory consists of the following at December 31,
	2006	2005

Raw material	$824,824	$665,510
Work in process - manufacturing	30,421	21,001
Finished goods	2,946	--
	$858,191	$686,511

F 18

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE G – UNCOMPLETED CONTRACTS

Cost, estimated earnings, and billing on umcompleted contracts are summarized as follows:
	December 31,
	2006	2005

Cost incurred on uncompleted contracts	$8,022,887	$4,591,447
Estimated earnings	1,103,364	472,952
	9,126,251	5,064,399
	8,867,936	5,253,955
Billing to date	$258,315	$(189,556)

Included in balance sheet as follows:

Costs and estimated earnings in excess of billings on uncompleted contracts	$634,687	$332,396

Billings in excess of costs and estimated earnings on uncompleted contracts	$(376,272)	$(521,952)

NOTE H - PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following at December 31,
	2006	2005	Years of Average Useful Life

Land	$73,400	$73,400
Leasehold improvements	103,420	87,715	5
Buildings	762,600	762,600	30
Furniture and fixtures	188,022	172,149	10
Machinery and equipment	324,874	315,045	10-15
Automotive equipment	76,363	74,363	7
	1,528,,679	1,485,272
Less: accumulated depreciation	584,309	521,735
	$944,370	$963,537

NOTE I – OTHER INTANGABLE ASSETS

Other intangible assets consist of the following at December 31,
	2006	2005

Customer list	$22,500	$22,500
Accumulated amortization and impairment loss	(5,624)	(2,812)
Other intangible assets	$16,876	$19,688

F 19

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE J - BANK LINES OF CREDIT (CONTINUED)

A Company subsidiary has a $300,000 line of credit with a bank through June 2007 of which $300,000 is available at December 31, 2006.  The line bears interest at prime as published by the Wall Street Journal.  The prime rate at December 31, 2006 was 8.25%.  The line is limited to 75% of eligible accounts receivable less billings in excess of cost, has certain financial covenants and is guaranteed by a stockholder of the Company.  No amounts were due on this line at December 31, 2006 and 2005.

NOTE K - CONVERTIBLE PROMISSORY NOTES PAYABLE

The Company issued $734,150 and $1,026,550 in convertible promissory notes payable to various individuals and organizations in 2005 and 2004, respectively. During 2006 and 2005, the Company converted $1,450,265 and $80,000 of convertible promissory notes into 2,900,530 and 100,000 shares of common stock, respectively. Also, during 2006 the Company paid off $166,985 of convertible promissory notes and issued 358,876 shares of common stock as payment for $179,438 of interest on the notes. The notes are unsecured, due within 1 year from date of issue, and bear interest at the rate of 10%.  The notes can be converted into common stock of the Company, generally at $0.50 per share.  The amounts due at December 31, 2006 and 2005 amount to $63,450 and $1,680,700, respectively.  At December 31, 2006, the Company was in default on these convertible notes.

Wyncrest issued $284,300 and $295,500 in convertible promissory notes payable to various individuals and organizations in 2005 and 2004, respectively.  The notes are unsecured, due within 1 year from date of issue, bear interest at the rate of 10% and can be converted into common stock of Wyncrest at $0.50 per share.  The amount due at December 31, 2005 amounted to $579,800.  Wyncrest is in default on these notes payable [See Note S].

Mundus issued $13,500 in convertible promissory notes payable to two individuals in 2005.  The notes are unsecured, due within 1 year from date of issue, bear interest at the rate of 10% and can be converted into common stock of Mundus at $1.00 per share.  The amount due at December 31, 2005 amounted to $13,500 [See Note S].

F 20

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE L - NOTES PAYABLE

Notes payable consist of the following:
	December 31
	2005	2004
Notes payable to banks due February 2010 and March 2010, payable in 72 monthly installments of $734 and $284 including interest at 6.17% and 6.27%, respectively. The notes are collateralized by transportation equipment.	$45,060	$46,507

Mortgage notes payable to a bank due March 2017 and May 2017, payable in 180 monthly installments of $2,260 and $2,739 including interest at 7.50% and 7.25%, respectively. The notes are collateralized by buildings	423,035	459,115
	467,972	504,670
Less: current portion	39,471	37,349

Long-term portion	$428,501	$467,321

At December 31, 2006, minimum future principal payments over the next five years and in the aggregate are as follows:

Year	Amount

2007	$39,471
2008	42,301
2009	46,837
2010	37,901
2011	39,086
Thereafter	262,376
Total	$467,972

F 21

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE M - RELATED PARTY TRANSACTIONS

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

During, 2006, a stockholder of the company paid certain obligations on behalf of the company in the amount of $50,000.

Notes payable consist of the following:
	2005	2004
During 2005, obligations to a related party and accrued rent in the amounts of $45,907 and $205,907, respectively were converted to a note payable. The note is payable in 120 monthly installments in the amount of $2,796 and bears interest at the rate of 6.00%	$227,405	$246,549

During 2005, obligations to related party in the amount of $425,000 was converted to a note payable. The note is payable in 90 monthly installments in the amount of $4,152 and is non-interest bearing	335,503	365,396

Total	562,908	611,945
Less: current maturities	87,903	66,787

Long-term portion	$475,005	$545,158

At December 31, 2006, minimum future principal payments over the next five years and in the aggregate are as follows:

Year	Amount

2007	$87,903
2008	71,406
2009	72,737
2010	74,150
2011	75,650
Thereafter	181,062
Total	$562,908

F 22

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE M - RELATED PARTY TRANSACTIONS (CONTINUED)

Transactions With Related Parties

Monarch Homes, Inc. sold a home to its President for $135,000.

Compensation and consulting fees totaling $1,573,998 during the year ended December 31, 2005 were paid to officers and major shareholders from  Mundus, and Wyncrest (Consolidated VIEs, see Note E).

NOTE N - STOCKHOLDERS’ EQUITY (DEFICIT)

2006

In June 2006, the Company agreed to accept the rescissions of the December 2004 acquisition agreements with Evans Columbus, LLC effective March 31, 2006 and with Monarch Homes, Inc. effective June 1, 2006. As a result, 1,600,000 shares of the Company’s common stock issued for the acquisitions (600,000 – Evans and 1,000,000 – Monarch) were cancelled.

In November 2006, the Company, upon prior approval of the Board of Directors, issued 200,000 shares of its common stock to both its Chief Executive Officer and its Chief Financial Officer. The 400,000 shares were valued at $0.575 per share and an amount of $230,000 was charged as stock based compensation.

At various times during 2006, the Company issued a total of 2,900,530 shares of its common stock to holders of convertible promissory notes upon the conversion of $1,450,265 of notes at a price of $0.50 per share. Additionally, the Company issued 358,876 shares of its common stock at $0.50 per share for payment of interest accrued on the convertible promissory notes.

The Company sold a total of 1,666,940 shares of its common stock at prices ranging from $0.17 to $0.38 per share to various individuals during 2006 for total proceeds of $509,850.

At various times during 2006, the Company, upon prior approval of its Board of Directors, issued a total of 4,830,735 shares of its common stock to various individuals for services rendered to the Company. The shares were valued at prices ranging from $0.25 to $0.75 per share. Accordingly, stock based compensation expense of $2,752,278 was recorded.

F 23

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE N - STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

2005

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

F 24

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE O - INCOME TAXES

The Company has elected as at December 31, 2005, to file a consolidated Federal income tax return.  Certain pre-acquisition net operating loss carryforwards are limited under Section 382 of the Internal Revenue Code due to the significant ownership changes resulting from the acquisitions. The carryforward losses available to the Company from losses incurred in the parent corporation, Heartland, Inc., and any losses from its wholly owned subsidiaries resulting subsequent to the respective acquisition dates  as of December 31, 2006 aggregate approximately $4,460,000 to offset future taxable income of which $450,000 expires in 2024, $3,571,000 expires in 2025 and $439,000 expires in 2026.

The Federal and State income tax provision (benefit) is as follows:

	2006	2005
Current:
Federal	$--	$13,836
State	--	7,173
Total Current Expense	--	21,009
Deferred:
Federal	--	(68,854)
State	--	(10,909)
Total Deferred Benefit:	--	(79,763)

Federal and State income tax benefit	$--	$(58,754)

                          Temporary differences which give rise to deferred taxes are summarized as follows for the years ended December 31, 2006 and 2005:

	2006	2005

Allowance for doubtful accounts	$78,550	$87,865
Deferred revenues	(441,346)	(189,181)
Vacation accrual	6,149	5,514
Net operating losses	1,785,000	1,608,400

Net deferred tax assets	1,428,353	1,512,598
Less: Valuation allowance	(1,428,353)	(1,512,598)
Net	$--	$--

The parent company has recorded a full valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized since the generation of future taxable income is not assured beyond a reasonable doubt.  The valuation allowance (decreased) increased in the amount of approximately $(84,000) and $1,378,000 for the years ended December 31, 2006 and 2005, respectively.

There is no significant difference between the effective income tax rates and the statutory Federal income tax rate.

F 25

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE P - OPERATING SEGMENTS

The Company presently organizes its business units into two reportable segments: steel fabrication and construction and property management.  The steel fabrication segment focuses on the fabrication of metal products.  The construction and property  management segment functions as a general contractor in the greater St. Paul and Minneapolis, Minnesota area and also owns and manages industrial property in Ohio.

The Company’s reportable business segments are strategic business units that offer different products and services.  Each segment is managed separately because they require different technologies and market to different classes of customers.

Year ended December 31, 2006:	Parent Company	Steel Fabrication	Construction	Total
Revenues	$ --	$11,921,907	$8,302,360	$20,224,267
NET INCOME (LOSS)	(3,933,215)	1,069,278	80,173	(2,783,764)
Total Assets	10,081	4,730,507	3,328,559	8,069,147
OTHER SIGNIFICANT ITEMS
Depreciation and amortization	--	39,528	26,257	65,785
Interest	300,253	86,698	32,898	419,849
Expenditures for assets	--	43,336	3,010	47,346

Year ended December 31, 2005:	Parent Company	Steel Fabrication	Construction	Total
Revenues	$ --	$7,764,997	$ 8,627,665	$16,392,662
NET INCOME (LOSS)	(3,828,741)	608,956	(2,084,022)	(5,303,807)
Total Assets	82,504	2,718,196	3,909,870	6,710,570
OTHER SIGNIFICANT ITEMS
Depreciation and amortization	398	33,407	41,364	75,169
Interest	483,707	6,661	34,476	524,844
Expenditures for assets	--	---	49,614	49,614

F 26

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE Q - COMMITMENTS AND CONTINGENCIES

Leases

The Company leased its former corporate office space in Plymouth, Minnesota pursuant to a four year lease which expires on December 31, 2009.  The lease calls for monthly payments of $2,304 in 2007, $2,347 in 2008 and $2,389 in 2009.  In addition, the Company is responsible for its pro-rata share of real estate taxes and operating expenses.  During 2006,  the Company relocated its corporate office and the lease was assumed by an unrelated third party.  The company remains contingently liable under the terms of the lease.

The Company leases the Mound Facilities from a stockholder of the Company.  The lease calls for monthly payments of $16,250 and expires August 31, 2010 [See note T(3)]

The Company leases the Karkela Facilities from a stockholder of the Company.  The lease calls for monthly payments of $3,573 in 2007 with annual increases of 5% in the monthly payments.  The lease expires March 31, 2010.  The company is also responsible for its pro-rate share of real estate taxes, and repairs and maintenance.

Minimum Future lease payments under the leases are as follows:

For the
Years Ending                                                                 Related
December 31,                                 Unrelated                  Party

2007                                $  27,648                  $237,876
2008                                    28,160                    240,024
2009                                    28,672                    242,268
2010                                            --                  142,408
Total                              $   84,480                  $862,576

Rent expense amounted to $191,515 and $261,082 for the years ended December 31, 2006 and 2005, of which $161,856 and $196,082, respectively, were to related parties.

Issuance of Common Stock

As indicated in Note C - Acquisitions, the Company is liable for additional shares of the Company’s common stock if the common stock is not trading at minimum share prices at specified dates in the future.

.

F 27

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE R - CONCENTRATION OF CREDIT RISK

Cash accounts are generally held in FDIC insured banks.  The Company’s cash accounts in certain banks exceed the FDIC insured limit of $100,000.  At December 31, 2006, the Company had approximately $568,000 in these accounts.

Revenues from Karkela are concentrated in the state of Minnesota.

NOTE S – DISCONTINUED OPERATIONS

On June 21, 2006, the Company agreed to accept rescissions of the December 2004 acquisition agreements from Evans Columbus, LLC effective March 31, 2006 and from Monarch Homes, Inc. effective June 1, 2006.  Additionally, in the second quarter of 2006 the company concluded that it was no longer the primary beneficiary of the three entities previously reported at VIE’s, Mundus, Wyncrest and PAR.  Evans business was manufacturing and Monarch was included in the construction and property management segment.  Revenues, pre tax profit (loss) and net assets (liabilities) on the discontinued entities are as follows:

2006	Evans	Monarch	PAR	Wyncrest	Mundus

Revenue	$2,416,738	$1,844,709	$--	$--	$--
Pre tax profit (loss)	792	--	(12,692)	--	--
Net assets
(liabilities)	--	--	--	--	--

2005	Evans	Monarch	PAR	Wyncrest	Mundus

Revenue	$9,384,126	$14,897,825	$--	$--	$--
Pre tax profit (loss)	(2,359,569)	(3,440,629)(161,779)	(325,751)	(2,107,872)
Net assets
(liabilities)	(2,353,438)	1,703,055	291,635	(668,203)	480,055

F 28

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE T – SUBSEQUENT EVENTS

(1)	On January 10, 2007, the Company abandoned its intent to acquire Persinger Equipment, Inc., Ney Oil Company and Schultz Oil Company. See Note D, 2005.

(2)	On February 26, 2007, the Company notified NKR, Inc. that the Letter of Intent to acquire NKR, Inc. entered into on September 12, 2005, has been terminated. See Note D, 2005.

(3)
In April 2007, the Company entered into an agreement to purchase the property where the Mound Facilities are located from the current owner who is a stockholder of the Company. In consideration of the purchase, the Company will assume all the outstanding debts secured by the property including any liens for real estate taxes and assessments.

In addition the owners have entered into a note payable to the Company in the amount of $68,588. The note is payable in quarterly installments of $3,978 with interest at the rate of 6% per year, commencing August 1, 2007 through May 1, 2012.

The Company has assigned all the rights, titles and interests under the purchase agreement and note to Mound.

(4)
In February 2007, the company issued 1,965,000 shares of its common stock valued at approximately $666,000 to individuals for services, including 650,000 shares valued at approximately $211,000 issued to members of its Board of Directors.

F 29

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

Item 8A.          CONTROL AND PROCEDURES

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

ITEM 10.        EXECUTIVE COMPENSATION

The following table provides summary information for the years 2004, 2005 and 2006 concerning cash and non-cash compensation paid or accrued by us to or on behalf of the president and the only other employee(s) to receive compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

Name/ Position	Year	Salary	Bonus	Stock		Other	Total
Trent Sommerville - CEO and Chairman	2006	$200,000	$0	$		$0	$200,000
	2005	$205,000	$0		$690,000	$0	$895,000
	2004	$164,976	$0		$0	$0	$164,976
Jerry Gruenbaum - CFO, Secretary and Director	2006	$120,000	$0	$		$0	$120,000
	2005	$25,000	$0		$0	$0	$25,000
	2004	$109,500	$0		$25,000	$0	$134,500
Thomas C. Miller - COO and Director	2006	$71,220	$0		$0	$0	$71,220
	2005	$71,220	$0		$0	$0	$71,220
	2004	$71,220	$0		$0	$0	$71,220

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

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of April 17, 2007, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

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

(1)
These tables are based upon 36,321,104 shares outstanding as of April 17, 2007 and information derived from our stock records. Unless otherwise indicated in the footnotes to these tables and subject to community property laws where applicable, we believe unless otherwise noted that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days as of April 17, 2007. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on March 20, 2007 any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

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

(i) Audit Fees

FIRM	FISCAL YEAR 2006	FISCAL YEAR 2005

Meyler & Company, LLC	$190,000	$ 100,000

(ii) Audit Related Fees

None

(iii) Tax Fees

None

 (iv) All Other Fees

None

TOTAL FEES

FIRM	FISCAL YEAR 2006	FISCAL YEAR 2005

Meyler & Company, LLC	$190,000.00	$ 100,000.00

AUDITFEES.
Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES.
Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” There were no Audit-Related services provided in fiscal 2005 or 2004.

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

HEARTLAND INC.
(Registrant)

Date: April 17, 2007	By: /s/ Trent Sommerville
Trent Sommerville
Chief Executive Officer
And Chairman of the Board of Directors

Date: April 17, 2007	By: /s/ Jerry Gruenbaum
Jerry Gruenbaum
Chief Financial Officer
And Member of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Trent Sommerville	Trent Sommerville	Chief Executive Officer, Chairman & Director	April 17, 2007

/s/ Jerry Gruenbaum	Jerry Gruenbaum	Chief Financial Officer, Secretary & Director	April 17, 2007

/s/ Thomas C. Miller	Thomas C. Miller	Chief Operating Officer & Director	April 17, 2007

/s/ Kenneth B. Farris	Kenneth B. Farris	Director	April 17, 2007