Form 10KSB/A
period 2006-12-31
HEARTLAND, INC.
filed 2007-04-19
CIK 1084415

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

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the registrant as of April 16, 2007, was approximately: $7,291,636 at $0.29 price per share.  Number of shares of the registrant’s common stock outstanding as of April 16, 2007 was: 36,326,040.

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

On September 12, 2005, the Company entered into a binding Agreement for Purchase and Sale of Shares with Calvin E. Bergman, Lynn E. Bergman, Jerry L. Bergman, Barbara A. Vance and Marvin Bergman, individually, to acquire all the issued and outstanding shares of common stock of Ney Oil Company, an Ohio corporation (“Ney Oil Company”) for $5,000,000.  The Company abandoned its plans to acquire Ney Oil Company on January 18, 2007.

On September 12, 2005, the Company entered into a Letter of Intent with Terry Robbins, President of Ohio Valley Lumber, to acquire all the issued and outstanding shares of common stock of NKR, Inc, d.b.a. Ohio Valley Lumber, a Delaware corporation (“NKR”) for $8,000,000.00. The Company abandoned its plans to acquire NKR, Inc. on February 26, 2007.

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

SECTION 201 TARIFFS

On March 20, 2002, in response to an investigation initiated by the office of the President of the United States under Section 201 of the Trade Act of 1974, the President of the United States imposed a remedy to address the serious injury to the domestic steel industry that was found. The remedy was an additional tariff on specific products up to 30% (as low as 9%) in the first year and subject to reductions each year. The remedy provided was potentially for three years and a day, subject to an interim review after 18 months as to continued need. On December 4, 2003 by Proclamation 7741, the President of the United States terminated the import relief provided under this law pursuant to Section 204(b) (1) (A) of the Trade Act of 1974 on the basis that “the effectiveness of the action taken under Section 203 has been impaired by changed economic circumstances” based upon a report from the U.S. International Trade Commission and the advice from the Secretary of Commerce and the Secretary of Labor. Thus, no relief under this law was provided to domestic producers during 2006.

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

CONSTRUCTION

a)           Karkala Construction, Inc.

Karkela Construction, Inc. (“Karkela”) was acquired in December 2004 and is located in St. Louis Park, MN. Karkela was acquired in December 2004 and is a general contractor in the greater St. Paul and Minneapolis, Minnesota area specializing in commercial, industrial, hospitality or multi-family space. More specifically, Karkela is a designer and builder of custom office buildings for medical, financial and other service type businesses. Karkela was originally founded in 1983 and incorporated in 1990. During year 2006, Karkela had revenues of approximately $8.6 million. It is the intent of Heartland to expand that territory to include those geographies where the company can benefit from its reputation.

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

As of April 17, 2007, there were 36,326,040 shares of common stock outstanding.

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

On September 12, 2005, the Company entered into a Letter of Intent with Terry Robbins, President of Ohio Valley Lumber, to acquire all the issued and outstanding shares of common stock of NKR, Inc, d.b.a. Ohio Valley Lumber, a Delaware corporation (“NKR”) for $8,000,000.00. The Company abandoned its plans to acquire NKR, Inc. on February 26, 2007.

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

	12-31-2006	12-31-2005
		Restated
Revenues - Sales	$20,224,267	$16,392,662
Cost and expenses
Cost of good sold	17,194,150	15,085,572
Selling, general and administrative expense	5,447,485	4,303,093
Adjustment of value of securities issued in connection with 2004 acquisitions		1,792,000
Depreciation and amortization	65,785	75,169

Total costs and expenses	22,707,420	21,255,834

Net operating loss	(2,483,153)	(4,863,172)
Net other income (expenses)	(300,611)	(499,389)

Loss from continued operations before income taxes	(2,783,764)	(5,362,561)
Federal and state income tax benefit	--	58,754
Loss from continued operations	(2,783,764)	(5,303,807)
Gain on disposition of discontinued operations	6,886,897	(8,231,282)
Net Income (Loss)	$4,103,133	$(13,535,089)

SALES

Sales increased in fiscal year ended December 31, 2006 by 23.4% to $20,224,267 from $16,392,662 in fiscal year ended December 31, 2005.

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM

Pre-tax loss decreased to ($2,783,764) in fiscal year ended December 31, 2006 from ($5,362,561) in fiscal year ended December 31, 2005.

INTEREST EXPENSE

Interest expense was $419,849 during the fiscal year ended December 31, 2006 as compared to $524,844 in fiscal year ended December 31, 2004, a decrease by $104,995 or 25%.

LIQUIDITY AND CAPITAL RESOURCES

As presented in the Consolidated Statement of Cash Flows, net cash used in operating activities was $143,921 in fiscal 2006.  The significant changes in working capital were a $2,982,278 adjustment stock issued for services, 625,785 increase in accounts payable and a (654,915) increase in accounts receivable.  Working capital requirements are not anticipated to increase substantially in fiscal 2007.

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
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Heartland, Inc.
Destin, Florida

We have audited the accompanying consolidated balance sheets of Heartland, Inc. and subsidiaries as of December 31, 2006 and 2005 (restated) and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2006 (2005 restated).  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 (restated), and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 (2005 restated), in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B to the consolidated financial statements, the Company has negative working capital of $505,516, an accumulated deficit of $13,958,625, and there are existing uncertain conditions which the Company faces relative to its obtaining capital in the equity markets.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note B.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

See also Note A as to Restatements of Financial Statements of amounts previously reported.

/s/ Meyler & Company, LLC

Middletown, NJ
April 16, 2007

F 1

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2006	2005
		(Restated)
CURRENT ASSETS
Cash	$641,608	$232,902
Accounts receivable net of allowance for doubtful accounts of $196,376 and $219,663, respectively	3,601,477	2,946,562
Costs in excess of billings on uncompleted contracts	634,687	332,396
Inventory	858,191	686,511
Prepaid expenses and other	18,309	167,688
Total current assets	5,754,272	4,366,059
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $584,309 and $521,735, respectively	944,370	963,537

OTHER ASSETS
Goodwill	1,291,390	1,291,390
Other intangible assets	16,876	19,688
Acquisition deposits	--	50,000
Other Assets	62,239	19,896
Total other assets	1,370,505	1,380,974
Total assets	$8,069,147	$6,710,570

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

F 3

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2006	2005
		(Restated)
REVENUE - SALES	$20,224,267	$16,392,662

COSTS AND EXPENSES
Cost of goods sold	17,194,150	15,085,572
Selling, general and administrative expenses	5,447,485	4,303,093
Adjustment of value of securities issued in connection with 2004 acquisitions	--	1,792,000
Depreciation and amortization	65,785	75,169
Total Costs and Expenses	22,707,420	21,255,834

NET OPERATING LOSS	(2,483,153)	(4,863,172)

OTHER INCOME (EXPENSE)
Rental income	71,436	101,204
Other income	51,342	24,885
Loss on disposal of property, plant and equipment	(3,540)	(100,634)
Interest expense	(419,849)	(524,844)
Total Other Income (Expense)	(300,611)	(499,389)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,783,764)	(5,362,561)

FEDERAL AND STATE INCOME TAX BENEFIT	--	58,,754

LOSS FROM CONTINUING OPERATIONS	(2,783,764)	(5,303,807)

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations (less applicable income tax expense of $0)	792	(5,875,880)
Gain on disposal of discontinued operations (less applicable income tax expense of $0)	4,004,060	--
Loss from discontinued operations of VIEs (less applicable income tax expense of $0)	(12,692)	(2,355,402)
Gain on disposal of discontinued operations of VIEs (less applicable income tax expense of $0)	2,894,737	--
Total discontinued operations	6,886,897	(8,231,282)

NET INCOME (LOSS)	$4,103,133	$(13,535,089)

EARNINGS (LOSS) PER COMMON SHARE
Continuing operations
Basic and diluted	$(0.11)	$(0.25)
Net income (loss)
Basic and diluted	0.16	(0.64)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	24,923,495	21,158,951

See accompanying notes to financial statements.

F 4

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31
	2006	2005
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Continuing operations
Loss before income taxes	$(2,783,764)	$(5,303,807)
Adjustments to reconcile net loss to cash flows used in operating activities:
Stock issued for services	2,982,278	1,652,985
Adjustment of value of securities issued in connection with 2004 acquisitions	--	1,792,000
Loss on disposal of property, plant and equipment	3,540	100,634
Depreciation and amortization	65,785	75,169
Acquisition deposits	50,000	--
Deferred income taxes	--	(79,763)
Changes in assets and liabilities:
Increase in accounts receivable	(654,915)	(132,652)
Increase in costs in excess of billings on uncompleted contracts	(302,291)	(144,775)
Increase in inventory	(171,680)	(177,214)
Decrease (Increase) in prepaids and other	149,379	(92,660)
Increase in other assets	(42,343)	--
Increase in accounts payable	625,875	49,991
(Decrease) increase in accrued payroll taxes	97,716	(91,429)
Increase in accrued interest	307,839	243,567
(Decrease) in accrued expenses	(37,918)	(159,752)
Increase (decrease) in billings in excess of costs on uncompleted contracts	(145,580)	368,573

Cash provided by (used in) continuing operations before income taxes	143,921	(1,899,133)

Discontinued operations
Income (loss) before income taxes	6,886,897	(8,231,282)
(Decrease) increase in net liabilities of entities discontinued	(546,896)	8,597,844
Gain on rescission of acquisitions	(6,335,000)	--

Cash provided by discontinued operations	5,001	366,562

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	148,922	(1,532,571)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposition of property, plant and equipment	--	21,000
Payments for property, plant and equipment	(47,346)	(49,614)

NET CASH USED IN INVESTING ACTIVITIES	(47,346)	(28,614)

See accompanying notes to financial statements.

F 5

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	For the Year Ended December 31
	2006	2005
		(Restated)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of promissory convertible notes payable	$--	$734,150
Payment on convertible promissory notes payable	(166,985)	--
Payment on acquisition note payable to related party	--	(50,000)
Payments on notes payable	(36,698)	(35,269)
Payments on notes payable to related parties	(49,037)	(53,867)
Payments on obligations to related parties	--	(150,000)
Payments on obligations to related party	50,000	--
Proceeds from issuance of common stock	509,850	1,035,731
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	307,130	1,480,745

INCREASE IN CASH	408,706	(80,440)
CASH, BEGINNING OF YEAR	232,902	313,342

CASH, END OF YEAR	$641,608	$232,902

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

F 7

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2006 and 2005 (Restated)

			Additional
	Common Stock		Paid - In	Accumulated
	Shares	Capital	Capital	Deficit	Total

Balance, December 31, 2004	18,244,801	$18,244	$13,161,421	$(4,526,669)	$(8,652,996)

Issuance of common stock to Executive Officer at $0.46 per share	1,500,000	1,500	688,500	--	690,000
Issuance of common stock for cash at $0.50 to $1.00 per share	1,696,236	1,696	1,034,035	--	1,035,731
Issuance of common stock for conversion of convertible notes at $0.50 and $1.00 per share	100,000	100	79,900	--	80,000
Issuance of common stock for settlement of accounts payable obligation at $1.03 per share	75,000	75	77,115	--	77,190
Issuance of common stock for services rendered to the Company at $0.50 to $1.00 per share	875,770	876	650,452	--	651,328
Issuance of common stock for deposit on potential acquisition at $0.50 per share	100,000	100	49,900	--	50,000
Issuance of common stock as contingent consideration for 2004 acquisition at par	683,000	683	(683)	--	--
Issuance of common stock to settle various legal disputes at $0.50 to $1.00 per share	467,064	467	311,190	--	311,657
Issuance of common stock for interest payment at $0.50 per share	4,153	5	2,071	--	2,076
Net loss for year ended December 31, 2005	--	--	--	(13,535,089)	(13,535,089)

Balance, December 31, 2005	23,746,024	$23,746	$16,053,901	$(18,061,758)	(1,984,111)

See accompanying notes to financial statements

F 8

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
For the Year Ended December 31, 2006 and 2005 (Restated)

			Additional
	Common Stock		Paid - In	Accumulated
	Shares	Capital	Capital	Deficit	Total

Balance, December 31, 2005	23,746,024	$23,746	$16,053,901	$(18,061,758)	$(1,984,111)

Issuance of common stock for conversion of convertible notes at $0.50 per share	2,900,530	2,900	1,447,365	--	1,450,265
Issuance of common stock for cash at $0.17 to $0.38 per share	1,666,940	1,667	508,183	--	509,850
Issuance of common stock for services rendered to the Company at $0.25 to $0.75 per share	5,230,735	5,231	2,977,047	--	2,982,278
Issuance of common stock for payments of interest on convertible notes	358,876	359	179,079	--	179,438
Common stock cancelled upon rescission of certain acquisitions	(1,600,000)	(1,600)	(6,333,400)	--	(6,335,000)
Net income for year ended December 31, 2006	--	--	--	4,103,133	4,103,133

Balance, December 31, 2006	32,303,105	$32,303	$14,832,175	$(13,958,625)	905,853

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE B - PRINCIPLES OF CONSOLIDATION AND NATURE OF BUSINESS (CONTINUED)

Going Concern Uncertainty and Management’s Plans

As reflected in the accompanying financial statements at December 31, 2006, the Company’s current liabilities exceed current assets by $505,516 resulting in negative working capital and the Company has an accumulated deficit of $13,958,625.  Management is presently seeking to raise permanent equity capital in the capital markets or some form of long-term debt instrument to eliminate the negative working capital.  Additionally, the Company is seeking to acquire additional profitable companies.  Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit.  However, there are no assurances that the Company will succeed in the obtaining of equity financing or some form of long-term debt instrument.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

F 15

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE D - ACQUISITIONS

2004
On December 27, 2004, the Company acquired 100% of Monarch Homes Inc. (“Monarch”).  The acquisition price consisted of 1) $100,000 in cash, 2) a promissory note of $1,900,000 payable on or before February 15, 2005 which, if not paid by that date will include interest at 8% to payment date, and 3) 667,000  restricted  shares of  the  Company’s  common stock. The original  agreement  indicated that should the common stock of the Company not be trading at a minimum of $5 per share as of December 31, 2005, the Company must compensate the seller for the difference in additional shares of common stock.  On December 30, 2005, the agreement was amended to require issuance of an additional 333,000  restricted shares of common stock.  See Note S as to the rescission of this agreement.

On December 30, 2004, the Company acquired 100% of Evans Columbus, LLC (“Evans”).  The acquisition price consisted of 1) $5,000 in cash, and 2) 600,000 restricted shares of the Company’s common stock.  The original agreement indicated that should the common stock not be trading at a minimum of $5 per share as of December 30, 2005, the Company must compensate the seller for the difference in additional shares of common stock. See Note S as to the rescission of this agreement.

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

2005
During the year ended December 31, 2005, the Company announced the following proposed acquisitions, none of which has been consummated to date:

On July 29, 2005, the Company entered into a binding stock purchase agreement to acquire Persinger Equipment, Inc. (“Persinger”) for $4,735,000 payable 1) $2,000,000 in cash before February 1, 2006 or the agreement becomes null and void 2) $2,735,000 in cash or 911,667 non-restricted shares of common stock at the Company’s option at closing.  Should the common stock not be trading at a minimum of $3 per share twelve months after closing, the Company must compensate the seller for the difference in additional shares of common stock.  Under the terms of the agreement, the Company is to deposit 100,000 restricted shares of common stock to be retained by Persinger should the Company default on the agreement.  The agreement further calls for a 5 year employment agreement with Steven Persinger for a base salary of $120,000 per year. The Company is presently renegotiating the terms of the acquisition agreement.

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

The Company has concluded that three entities, Mundus Environmental Products, Inc. (“Mundus”), Wyncrest Group, Inc. (“Wyncrest”) and PAR Investments, LLC are deemed to be VIEs under FIN 46 and that the Company is the primary beneficiary of each of these three entities.  Accordingly, they have been consolidated in the financial statements for 2005. [See Note S].

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

F 18

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE G – UNCOMPLETED CONTRACTS

Cost, estimated earnings, and billing on umcompleted contracts are summarized as follows:
	December 31,
	2006	2005

Cost incurred on uncompleted contracts	$8,022,887	$4,591,447
Estimated earnings	1,103,364	472,952
	9,126,251	5,064,399
Billing to date	8,867,936	5,253,955
	$258,315	$(189,556)

Included in balance sheet as follows:

Costs and estimated earnings in excess of billings on uncompleted contracts	$634,687	$332,396

Billings in excess of costs and estimated earnings on uncompleted contracts	$(376,272)	$(521,952)

NOTE H - PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following at December 31,
	2006	2005	Years of Average Useful Life

Land	$73,400	$73,400
Leasehold improvements	103,420	87,715	5
Buildings	762,600	762,600	30
Furniture and fixtures	188,022	172,149	10
Machinery and equipment	324,874	315,045	10-15
Automotive equipment	76,363	74,363	7
	1,528,,679	1,485,272
Less: accumulated depreciation	584,309	521,735
	$944,370	$963,537

NOTE I – OTHER INTANGABLE ASSETS

Other intangible assets consist of the following at December 31,
	2006	2005

Customer list	$22,500	$22,500
Accumulated amortization and impairment loss	(5,624)	(2,812)
Other intangible assets	$16,876	$19,688

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

F 20

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE L - NOTES PAYABLE

Notes payable consist of the following:
	December 31
	2006	2005
Notes payable to banks due February 2010 and March 2010, payable in 72 monthly installments of $734 and $284 including interest at 6.17% and 6.27%, respectively. The notes are collateralized by transportation equipment.	$35,937	$45,555

Mortgage notes payable to a bank due March 2017 and May 2017, payable in 180 monthly installments of $2,260 and $2,739 including interest at 7.50% and 7.25%, respectively. The notes are collateralized by buildings	432,035	459,115
	467,972	504,670
Less: current portion	39,471	37,349

Long-term portion	$428,501	$467,321

     At December 31, 2006, minimum future principal payments over the next five years and in the aggregate are as follows:

Year	Amount

2007	$39,471
2008	42,301
2009	46,837
2010	37,901
2011	39,086
Thereafter	262,376
Total	$467,972

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

During, 2006, a stockholder of the company paid certain obligations on behalf of the company in the amount of $50,000.

Notes payable consist of the following:
	2006	2005
During 2005, obligations to a related party and accrued rent in the amounts of $45,907 and $205,907, respectively were converted to a note payable. The note is payable in 120 monthly installments in the amount of $2,796 and bears interest at the rate of 6.00%	$227,405	$246,549

During 2005, obligations to related party in the amount of $425,000 was converted to a note payable. The note is payable in 90 monthly installments in the amount of $4,152 and is non-interest bearing	335,503	365,396

Total	562,908	611,945
Less: current maturities	87,903	66,787

Long-term portion	$475,005	$545,158

At December 31, 2006, minimum future principal payments over the next five years and in the aggregate are as follows:

Year	Amount

2007	$87,903
2008	71,406
2009	72,737
2010	74,150
2011	75,650
Thereafter	181,062
Total	$562,908

F 22

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE M - RELATED PARTY TRANSACTIONS (CONTINUED)

Transactions With Related Parties

In 2005, Monarch Homes, Inc. sold a home to its President for $135,000.

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

In December 2005, the Company issued 683,000 shares of its common stock to settle the contingent stock issuances relating to the December 2004 acquisitions (See Note D).  These shares were valued at par value with a corresponding decrease to additional paid-in capital.

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

Minimum Future lease payments under the leases are as follows:

For the Years Ended December 31,	Unrelated	Related Party

2007	27,648	237,876
2008	28,160	240,024
2009	28,672	242,268
2010	142,408	142,408
Total	$84,480	$862,576

Rent expense amounted to $191,515 and $261,082 for the years ended December 31, 2006 and 2005, of which $161,856 and $196,082, respectively, were to related parties.

Issuance of Common Stock

As indicated in Note D - Acquisitions, the Company is liable for additional shares of the Company’s common stock if the common stock is not trading at minimum share prices at specified dates in the future.

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

NOTE S – DISCONTINUED OPERATIONS

On June 21, 2006, the Company agreed to accept rescissions of the December 2004 acquisition agreements from Evans Columbus, LLC effective March 31, 2006 and from Monarch Homes, Inc. effective June 1, 2006.  Additionally, in the second quarter of 2006 the company concluded that it was no longer the primary beneficiary of the three entities previously reported as VIE’s, Mundus, Wyncrest and PAR.  Evans business was manufacturing and Monarch was included in the construction and property management segment.  Revenues, pre tax profit (loss) and net assets (liabilities) on the discontinued entities are as follows:

2006	Evans	Monarch	PAR	Wyncrest	Mondus

Revenues	$2,416,738	$1,844,709	$--	$--	$--
Pre tax profit (loss)	792	--	(12,692)	--	--
Net assets (liabilities)	--	--	--	--	--

2005	Evans	Monarch	PAR	Wyncrest	Mondus

Revenues	$9,384,126	$14,897,825	$--	$--	$--
Pre tax profit (loss)	(2,359,569)	(3,440,629)	(161,779)	(325,758)	(2,107,872)
Net assets (liabilities)	(2,353,438)	1,703,055	291,635	(668,203)	480,055

F 28

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE T – SUBSEQUENT EVENTS

(1)	On January 10, 2007, the Company abandoned its intent to Ney Oil Company and Schultz Oil Company. See Note D, 2005.

(2)	On February 26, 2007, the Company notified NKR, Inc. that the Letter of Intent to acquire NKR, Inc. entered into on September 12, 2005, has been terminated. See Note D, 2005.

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

Item 8A.          CONTROL AND PROCEDURES

Management after reviewing comments raised by the Securities and Exchange Commission in March 2006 with respect to its financial reporting and the related adequacy of the Company’s disclosure controls and procedures, has determined that its disclosure controls and procedures were not effective as of December 31, 2004 and 2005 and there were material deficiencies in its disclosure controls and procedures.  A “material weakness” is a reportable condition in which the design or operation of one or more of the specific control components has a defect or defects that could have a material adverse effect on our ability to record, process, summarize and report financial data in the financial statements in a timely manner.  These material weaknesses are: (1) limited resources and manpower in the preparation and review of the financial statements in a timely manner, and  (2) inadequacy of the financial review process as it pertains to various account analyses.  While we believe that we have adequate policies, we believe that our implementation of those policies should be improved.  We are re-evaluating these various factors and are implementing additional procedures to alleviate these weaknesses.  The impacts of the above conditions were relevant to the years ended December 31, 2005 and 2006.

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

SUMMARY COMPENSATION TABLE

Name/ Position	Year	Salary	Bonus	Stock	Other	Total
Trent Sommerville - CEO and Chairman	2006	$155,500	$0	$50,000	$0	$205,500
	2005	$205,000	$0	$690,000	$0	$895,000
	2004	$164,976	$0	$0	$0	$164,976
Jerry Gruenbaum - CFO, Secretary and Director	2006	$88,000	$0	$50,000	$0	$132,000
	2005	$25,000	$0	$0	$0	$25,000
	2004	$109,500	$0	$25,000	$0	$134,500
Thomas C. Miller - COO and Director	2006	$71,220	$0	$0	$0	$71,220
	2005	$71,220	$0	$0	$0	$71,220
	2004	$71,220	$0	$0	$0	$71,220

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

SECURITY OWNERSHIP OF BENEFICIAL OWNERS (1):

Title of Class	Name	Shares		Percent
Common Stock	John E. Gracik	1,763,696		4.86%

	John Zavoral	1,125,000		3.10%

	First Union Venture Group, LLC	1,750,000	(2)	5.23%

SECURITY OWNERSHIP OF MANAGEMENT:

Title of Class	Name	Shares		Percent

Common Stock	Trent Sommerville	3,300,000		9.08%

	Jerry Gruenbaum	1,250,000	(3)	3.44%

	Kenneth B. Farris	563,636		1.55%

	Thomas Miller	1,200,000		3.30%

All Directors and Executive Officers as a group (5 persons)		6,313,636		17.38%

(1)
These tables are based upon 36,326,040 shares outstanding as of April 17, 2007 and information derived from our stock records. Unless otherwise indicated in the footnotes to these tables and subject to community property laws where applicable, we believe unless otherwise noted that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days as of April 17, 2007. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on March 20, 2007 any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)
First Union Venture Group, LLC which owns 1,000,000 shares is owned one half by Atty. Jerry Gruenbaum, Secretary, General Counsel and Director of the Company and one half by another individual who is not related to Atty. Gruenbaum or under his control. In addition Jerry Gruenbaum owns 750,000 shares in his own name.

(3)	Jerry Gruenbaum holds 500,000 shares as a result of a 50% interest in First Union Venture Group, LLC. and 750,000 directly in his own name.

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

3.4	Bylaws of Origin Investment Group, Inc., incorporated by reference to the Company’s Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 16, 1999.

31	Certification of Chief Executive Officer and the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act.

32	Certification of Chief Executive Officer and the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b)           Reports on Form 8-K:

The Company filed a Form 8-K/A on November 16, 2006 relating to the June 29, 2005 Form 8-K relating to financial statements for the acquisition of Monarch Homes, Inc.

The Company filed a Form 8-K/A on November 20, 2006 relating to the June 29, 2005 Form 8-K relating to financial statements for the acquisition of Evans Columbus, LLC.

The Company filed a Form 8-K/A on November 16, 2006 relating to the June 30, 2005 Form 8-K relating to financial statements for the acquisition of Karkela Construction, Inc.

                        The Company filed a Form 8-K on November 28, 2006 relating to the appointment of Robert Cox as CEO.

The Company filed a Form 8-K/A on December 4, 2006 relating to amendment to the letter of intent to acquire NKR, Inc. d.b.a. Ohio Valley Lumber.

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2006 and December 31, 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

(i) Audit Fees

FIRM	FISCAL YEAR 2006	FISCAL YEAR 2005

Meyler & Company, LLC	$165,000	$ 190,000

(ii) Audit Related Fees

None

(iii) Tax Fees

None

 (iv) All Other Fees

None

TOTAL FEES

FIRM	FISCAL YEAR 2006	FISCAL YEAR 2005

Meyler & Company, LLC	$165,000.00	$ 190,000.00

AUDITFEES.
Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES.
Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” There were no Audit-Related services provided in fiscal 2006 or 2005.

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

HEARTLAND INC.
(Registrant)

Date: April 19, 2007	By: /s/ Trent Sommerville
Trent Sommerville
Chief Executive Officer
And Chairman of the Board of Directors

Date: April 19, 2007	By: /s/ Jerry Gruenbaum
Jerry Gruenbaum
Chief Financial Officer
And Member of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Trent Sommerville	Trent Sommerville	Chief Executive Officer, Chairman & Director	April 19, 2007

/s/ Jerry Gruenbaum	Jerry Gruenbaum	Chief Financial Officer, Secretary & Director	April 19, 2007

/s/ Thomas C. Miller	Thomas C. Miller	Chief Operating Officer & Director	April 19, 2007

/s/ Kenneth B. Farris	Kenneth B. Farris	Director	April 19, 2007