Form 10QSB
period 2007-03-31
HEARTLAND, INC.
filed 2007-05-21
CIK 1084415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT
UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31,  2007

 HEARTLAND, INC.
(Exact name of small business registrant as specified in its charter)

Maryland --------------------------------	000-27045 --------------------------------	36-4286069 ----------------------------------------------
(State or other jurisdiction of incorporation or organization))	(Commission File Number)	(I.R.S. Employer Identification Number)

982 Airport Road, Suite A
Destin, Florida 32541
 (Address of principal executive offices) (Zip Code)

850-837-0025
 (Registrant’s telephone no., including area code)

---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]   No [  ]

Number of shares of the registrant’s common stock outstanding as of May 21, 2007 was: 36,450,095

Traditional Small Business Disclosure Format: Yes [ ] No [X]

HEARTLAND, INC.

FORM 10-QSB

PART  I.  FINANCIAL  INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2007 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$644,552
Accounts receivable, net	2,885,823
Cost and estimated earnings in excess of billings on uncompleted contracts	738,982
Inventory	857,413
Prepaid expenses and other	47,378
Total current assets	5,174,148

PROPERTY, PLANT AND EQUIPMENT, net	956,282

OTHER ASSETS
Goodwill	1,291,390
Other intangible assets, net	16,173
Other assets	62,239
Total other assets	1,369,802

Total assets	$7,500,232

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2007 (UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Convertible promissory notes payable	$63,450
Current portion of notes payable	40,181
Current portion of notes payable to related parties	89,010
Accounts payable	2,199,754
Acquisition notes payable to related parties	1,350,000
Obligations to related parties	19,008
Accrued payroll and related taxes	727,218
Accrued interest	423,722
Accrued expenses	322,946
Billings in excess of costs and estimated earnings on uncompleted contracts	301,519
Total current liabilities	5,536,808

LONG-TERM OBLIGATIONS
Notes payable, less current portion	417,324
Notes payable to related parties, less current portion	456,476
Total long term liabilities	873,800

STOCKHOLDERS’ EQUITY
Preferred stock $0.001 par value 5,000,000 shares
authorized, 610,000 shares issued and outstanding	610
Additional paid-in capital – preferred stock	226,159
Common stock, $0.001 par value 100,000,000 shares
authorized; 34,597,105 shares issued and outstanding	34,597
Additional paid-in capital – common stock	15,514,170
Accumulated deficit	(14,685,912)
Total stockholders’ equity	1,089,624

Total Liabilities and Stockholders’ Equity	$7,500,232

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

REVENUE - SALES	$5,675,695	$3,935,849

COSTS AND EXPENSES
Cost of goods sold	4,916,955	3,198,314
Selling, general and administrative expenses	1,341,885	985,801
Depreciation and amortization	19,299	21,632
Total costs and expenses	6,278,139	4,205,747

NET OPERATING LOSS	(602,444)	(269,898)

OTHER INCOME (EXPENSE)
Other income	14,634	36,842
Loss on disposal of property, plant and equipment	(19,432)	--
Interest expense	(45,776)	(123,855)
Total other income (expense)	(50,574)	(87,013)

LOSS FROM CONTINUIING OPERATIONS BEFORE INCOME TAXES	(653,018)	(356,911)
FEDERAL AND STATE INCOME TAX	--	--
LOSS FROM CONTINUING OPERATIONS	(653,018)	(356,911)

DISCONTINUED OPERATIONS:
Income from discontinued operations (net of income tax expenses of $0)	--	792
Gain on disposal of discontinued operations (net of income tax expenses of $0)	--	4,004,060
Loss from discontinued operations of VIEs (net of income tax expenses of $0)	--	(12,692)
Gain on disposal of discontinued operations of VIEs (net of income tax expenses of $0)	--	2,894,737
Total discontinued operations	--	6,886,897

NET INCOME (LOSS)	$(653,018)	$6,529,986
Less: Preferred Dividends	(74,269)	--
Net income (loss) available to common stockholders	$(727,287)	$6,529,986

EARNINGS (LOSS) PER COMMON SHARE
Continuing operations
Basic and diluted	$(.02)	$(.01)
Net income (loss)
Basic and diluted	$(.02)	$.27
WEIGHTED AVERAGE COMME SHARES OUTSTANDING
Basic and diluted	33,517,327	23,870,178

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Month Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Continuing operations	$(653,018)	$(356,911)
Loss before income taxes
Adjustments to reconcile net loss to cash flows used in operating activities
Stock issued for services and settlement	499,290	212,500
Loss on disposal of property, plant and equipment	19,432	--
Depreciation and amortization	19,299	21,632
Changes in assets and liabilities
Decrease (increase) in accounts receivable	715,654	(20,918)
(Increase) decrease in costs in excess of billings on uncompleted contracts	(104,295)	208,443
Decrease (increase) in inventory	778	(56,102)
Decrease (increase) in prepaids and other	(29,069)	32,861
Increase in other assets	--	(26,136)
Increase (decrease) in accounts payable	(752,177)	(376,855)
Increase in obligations to related parties	19,008	--
(Decrease) increase in accrued payroll taxes	(47,699)	(165,120)
Increase in accrued interest	34,944	65,697
(Decrease) in accrued expenses	145,979	71,522
Increase (decrease) in billings in excess of costs on uncompleted contracts	(74,853)	(28,961)
Cash provided by (used in) continuing operation before income taxes	(206,727)	(418,348)

Discontinued operations
Income (loss) before income taxes	--	6,886,897
(Decrease) increase in net liabilities of entities discontinued	--	(546,896)
Gain on rescission of acquisitions	--	(6,335,000)
Cash provided by discontinued operations	--	5,001

NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES	(206,727)	(413,347)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property, plant and equipment	(49,940)	(29,872)

NET CASH (USED IN) INVESTING ACTIVITIES	(49,940)	(29,872

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
UNAUDITED

	March 31,
	2007	2006

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(10,467)	(8,898)
Payments on notes payable to related parties	(17,422)	(17,136)
Proceeds from issuance of common stock	135,000	243,283
Proceeds from issuance of preferred stock	152,500	--
NET CASH PROVIDED BY FINANING ACTIVITIES	259,611	217,249

INCREASE (DECREASE) IN CASH	2,944	(225,970)

CASH, BEGINNING OF PERIOD	641,608	232,902

CASH, END OF PERIOD	$644,552	$6,932

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$10,832	$78,099
Taxes paid	$--	$--

NON CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for services and settlement	$499,290	$212,500
Issuance of common stock in payment of convertible promissory notes payable and accrued interest	$--	$1,088,640
Issuance of common stock for payment of obligations to related parties	$50,000	$--

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE A	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, these interim financial statements include all adjustments, which include only normal recurring adjustments, necessary in order to make the financial statements not misleading.  The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.  The unaudted consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on Form 10-KSB.

NOTE B	ACCOUNTING POLICIES

The accounting policies followed by the Company are set forth in Note B to the Company’s audited consolidated financials statements in the Company’s Annual Report for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on Form 10-KSB.

NOTE C	GOING CONCERN

As reflected in the accompanying financial statements, the Company has negative working capital of $362,660 and an accumulated deficit of $14,685,912.  The Company’s auditors, in their opinion on the Company’s annual financial statements for 2006 dated April 16, 2007, included a “going concern” qualification related to substantial doubt about the Company’s ability to continue as a going concern.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE D	STOCKHOLDERS EQUITY

Preferred Stock

In January 2007, the Board of Directors approved the authorization of 2,000,000 shares of Series A Convertible Preferred Stock - par value $0.001.  The preferred stock has a face value of $0.25 per share and the basis of conversion is one share of the Company’s common stock for each share of preferred stock.  The preferred stock has liquidation priority rights over all other stockholders.  The preferred shares can be converted at any time at the option of the stockholder, but will convert automatically at the end of three years into the Company’s common stock.

The preferred shares carry a 10% annual stock dividend for the three years they are outstanding prior to conversion.

The preferred shares include a Series A and Series B common stock purchase warrant.  The Series A warrant allows the holder to purchase 20% of the number of preferred shares purchased at $0.75 per share; the Series B warrant allows the holder to purchase 20% of the number of preferred shares purchased at $1.00 per share. Both series of warrants are exercisable over a three year period.  The Company can call in the warrants after 12 months if the price of the common stock in the market is 150% of the warrant price for 10 consecutive days (i.e. $1.13 for the A warrant and $1.50 for the B warrant).

During the quarter ended March 31, 2007, the Company sold 610,000 shares of Series A Convertible Preferred Stock [“Series A Preferred”] and received proceeds of $152,500.

Included with the Series A Preferred was 122,000 Series A warrants and 122,000 Series B warrants.  The Series A and Series B warrants were valued at $36,969 using the Black-Scholes option-pricing model and such amount is included in Additional Paid in Capital – Preferred Stock. The assumptions used were as follows:

Expected Life                                    3 years
Expected Volatility                         109.80%
Risk Free Interest Rate                         2.5%
Expected Dividends                                   --

At March 31, 2007, no other options or warrants were issued or outstanding.

In accordance with EMERGING ISSUES TASK FORCE ISSUE 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH A BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Series A Convertible Preferred Stock. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $74,269 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and as a dividend to the holders of the Series A Convertible Preferred Stock issued during the three months ended March 31, 2007.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE D	STOCKHOLDERS EQUITY (Continued)

Common Stock

The Company has authorized 100,000,000 shares of common stock, with a par value of $.001 per share.  As of March 31, 2007, the Company has 34,597,105 shares of common stock issued and outstanding.

During the quarter ended March 31, 2007, the Company’s common stock transactions were as follows:

Issued 1,182,000 common shares for services valued at $411,570, including 650,000 shares valued at $211,250 issued to members of the Board of Directors.

Issued 635,000 common shares for cash of $110,000, including 210,000 shares issued for cash previously received.

Issued 77,000 shares of common stock for the settlement of amounts owed of $27,720.

Issued 400,000 common shares for $20,000 in cash, $50,000 in loan repayments and $60,000 of services.

NOTE E	INVENTORY

Inventory consists of the following at March 31, 2007:

Raw material                                                                             $823,030
Work in process - manufacturing                                           34,383

$857,413

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE F	OPERATING SEGMENTS

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

Three months ended March 31, 2007:

	Parent Company	Steel Fabrication	Construction	Total

Revenue	$--	$3,401,070	$2,274,625	$5,675,695
Net income (loss)	(890,532)	202,776	34,738	(653,018)
Total assets	20,587	4,993,939	2,485,706	7,500,232
Other significant items
Depreciation and amortization	--	16,669	2,630	19,299
Interest	34,944	10,832	--	45,776
Expenditures for assets	--	40,760	9,180	49,940

        Three months ended March 31, 2006:

	Parent Company	Steel Fabrication	Construction	Total

Revenue	$--	$2,103,665	$1,832,184	$3,935,849
Net income (loss)	(591,595)	312,369	(77,685)	(356,911)
Other significant items
Depreciation and amortization	398	20,229	1,005	21,632
Interest	110,996	12,859	--	123,855
Expenditures for assets	--	26,862	3,010	29,872

NOTE G	DISCONTINUED OPERATIONS

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

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OERATION.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007 contains "forward-looking" statements within the meaning of the Federal securities laws.  These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

The interim financial statements have been prepared by Heartland, Inc. and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments.  Certain information and footnote disclosures made in the most recent annual financial  statements included in the Company's Form 10-KSB for the year ended December 31, 2006, have been condensed or omitted for the interim statements.  It is the Company's opinion that, when the interim statements are read in conjunction with the December 31, 2006 financial statements, the disclosures are adequate to make the information presented not misleading.  The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full fiscal year.

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

Employees

As of May 18, 2007, we employed 68 employees. From time to time, we also retain consultants, independent contractors, and temporary and part-time workers.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS  ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006.

We are a company with operations in steel fabrication, and construction.  Revenues for the three months ended March 31, 2007 were $5,675,695 compared to $3,935,849 for the same periods in 2006.  Total operating expenses were $6,278,139 for the three months ended March 31, 2007 compared to $4,205,747 for the same periods in 2006.  The increases were primarily a result of increase in cost of goods sold.

Interest expense for the three months ended March 31, 2007 was $45,776 compared to $123,855 for the same periods in 2006.  The decreases were primarily due to the conversion of convertible promissory notes.

As a result, Income (Loss) Prior to continued operations was ($653,018) for the three months ended March 31, 2007, compared to ($356,911) for the same periods in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was ($206,727) for the three months ended March 31, 2007.  This was primarily related to the decrease in accounts receivable.

Total short-term and long-term debt at March 31, 2007 was $6,410,608 and total shareholders’ equity was $1,089,624.

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, capital expenditures, expansion and upgrading of existing facilities, as well as for financing receivables from customers.  Additionally, our auditors, in their opinion on our financial statements for the year ended December 31, 2006 issued a “going concern” qualification to their report dated April 21, 2007.  We believe that cash generated from operations, together with our bank credit lines, and cash on hand, will provide us with a majority of our liquidity to meet our operating requirements.  We believe that the combination of funds available through future anticipated financing arrangements, as discussed below, coupled with forecasted cash flows, will be sufficient to provide the necessary capital resources for our anticipated working capital, capital expenditures, and debt repayments for at least the next twelve months.

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

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, capital expenditures, expansion and upgrading of existing facilities, as well as for financing receivables from customers.  During the three months ended March 31, 2007, the Company has not engaged in:

- Material off-balance sheet activities, including the use of structured finance or special purpose entities;
- Trading activities in non-exchange traded contracts; or
- Transactions with persons or entities that benefit from their non-independent relationship with the Company.

Inflation

We are subject to the effects of inflation and changing prices.  As previously mentioned, we experienced rising prices for steel and other commodities during fiscal 2006 and for the first three months of 2007 that had a negative impact on our gross margins and net earnings.  In the remainder of fiscal 2007, we expect average prices of steel and other commodities to be higher than the average prices paid in fiscal 2006 and for the first three months of 2007.  We will attempt to mitigate the impact of these anticipated increases in steel and other commodity prices and other inflationary pressures by actively pursuing internal cost reduction efforts and introducing price increases.

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

ITEM 3.      CONTROLS AND PROCEDURES.

Management after reviewing comments raised by the Securities and Exchange Commission in March 2006 with respect to its financial reporting and the related adequacy of the Company’s disclosure controls and procedures, has determined that its disclosure controls and procedures were not effective as of December 31, 2004 and 2005 and there were material deficiencies in its disclosure controls and procedures.  A “material weakness” is a reportable condition in which the design or operation of one or more of the specific control components has a defect or defects that could have a material adverse effect on our ability to record, process, summarize and report financial data in the financial statements in a timely manner.  These material weaknesses are: (1) limited resources and manpower in the preparation and review of the financial statements in a timely manner, and  (2) inadequacy of the financial review process as it pertains to various account analyses.  While we believe that we have adequate policies, we believe that our implementation of those policies should be improved.  We are re-evaluating these various factors and are implementing additional procedures to alleviate these weaknesses.  The impacts of the above conditions were relevant to the quarter ended March 31, 2007.

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

In March 2007 the Company cancelled 1,000,000 shares issued to Robert Cox on November 7, 2006.

In May 2007 the Company issued 500,000 shares to 2 individuals in a private placement and 128,992 shares shareholders that were owed shares from 2005.

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

Exhibit 31.1                                Certification of Trent Sommerville, Chief Executive Officer& Chairman of the Board
Exhibit 31.2                                Certification of Jerry Gruenbaum, Chief Financial Officer & Director

Exhibit 32.1                                Certification of Trent Sommerville, Chief Executive Officer& Chairman of the Board
Exhibit 32.2                                Certification of Jerry Gruenbaum, Chief Financial Officer & Director

(b)            Reports on Form 8-K:

Three Months Ended March 31, 2007

The Company filed a Form 8-K on February 26, 2007 relating to termination of Robert Cox as CEO of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTLAND, INC.
(Registrant)

Date: May 21, 2007	By: /s/ TRENT SOMMERVILLE
Trent Sommerville
Chief Executive Officer and
Chairman of the Board
(Duly Authorized Officer)

Date: May 21, 2007	By: /s/ JERRY GRUENBAUM
Jerry Gruenbaum
Chief Financial Officer and Director
(Principal Financial
and Accounting Officer)