Form 10QSB
period 2007-06-30
HEARTLAND, INC.
filed 2007-08-20
CIK 1084415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT
UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30,  2007

 HEARTLAND, INC.
(Exact name of small business registrant as specified in its charter)

Maryland --------------------------------	000-27045 --------------------------------	36-4286069 ----------------------------------------------
(State or other jurisdiction of incorporation or organization))	(Commission File Number)	(I.R.S. Employer Identification Number)

124 Brooklyn Street
Cumberland Gap, Tennessee 37724
 (Address of principal executive offices) (Zip Code)

P.O. Box 4320
Harrogate, Tennessee 37752
 (Mailing address of principal executive offices) (Zip Code)

423-526-7030
 (Registrant’s telephone no., including area code)

982 Airport Road, Suite A
Destin, Florida 32541
---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]   No [  ]

Number of shares of the registrant’s common stock outstanding as of August 22, 2007 was: 37,050,095

Traditional Small Business Disclosure Format: Yes [ ] No [X]

HEARTLAND, INC.

FORM 10-QSB

PART  I.  FINANCIAL  INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2007 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$449,161
Accounts receivable, net	3,944,215
Cost and estimated earnings in excess of billings on
uncompleted contracts	464,225
Inventory	942,451
Prepaid expenses and other	11,891
Total current assets	5,811,943

PROPERTY, PLANT AND EQUIPMENT, net	940,111

OTHER ASSETS
Goodwill	1,291,390
Other intangible assets, net	15,470
Other assets	62,239
Total other assets	1,369,099

Total assets	$8,121,153

The accompanying notes are an integral part of the unaudited consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2007 (UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,314,656
Acquisition notes payable to related parties	1,350,000
Convertible promissory notes payable	53,450
Current portion of notes payable	40,726
Current portion of notes payable to related parties	87,387
Obligations to related parties	12,008
Accrued payroll and related taxes	595,088
Accrued interest	458,402
Accrued expenses	331,525
Billings in excess of costs and estimated earnings on
uncompleted contracts	644,281
Total current liabilities	5,887,523

LONG-TERM OBLIGATIONS
Notes payable, less current portion	407,062
Notes payable to related parties, less current portion	440,600
Total long term liabilities	847,662

STOCKHOLDERS’ EQUITY
Preferred stock $0.001 par value 5,000,000 shares
Authorized 2,370,000 shares issued and outstanding	2,370
Additional paid-in capital – preferred stock	713,567
Common stock, $0.001 par value 100,000,000 shares
authorized; 36,197, 105 shares issued and outstanding	36,197
Additional paid-in capital – common stock	16,048,954
Accumulated deficit	(14,994,237)
Deferred compensation	(420,883)
Total stockholders’ equity	1,385,968

Total Liabilities and Stockholders’ Equity	$8,121,153

The accompanying notes are an integral part of the unaudited consolidated financial statements

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

REVENUE - SALES	$5,200,594	$4,869,422	$10,876,289	$8,805,271

COSTS AND EXPENSES
Cost of goods sold	4,579,596	4,080,377	9,496,551	7,278,692
Selling, general and administrative expenses	819,740	593,684	2,161,625	1,579,485
Depreciation and amortization	22,731	4,851	42,030	26,483
Total costs and expenses	5,422,067	4,678,912	11,700,206	8,884,660

NET OPERATING INCOME (LOSS)	(221,473)	190,510	(823,917)	(79,389)

OTHER INCOME (EXPENSE)
Other income	8,536	28,219	23,170	65,061
Loss on disposal of property, plant and equipment	--	--	(19,432)	--
Interest expense	(46,220)	(70,653)	(91,996)	(194,508)
Total other income (expense)	(37,684)	(42,434)	(88,258)	(129,447)

(LOSS) INCOME FROM CONTINUIING OPERATIONS
BEFORE INCOME TAXES	(259,157)	148,076	(912,175)	(208,836)
FEDERAL AND STATE INCOME TAX	--	--	--	--
(LOSS) INCOME FROM CONTINUING OPERATIONS	(259,157)	148,076	(912,175)	(208,836)

DISCONTINUED OPERATIONS:
Income from discontinued operations
(net of income tax expenses of $0)	--	--	--	792
Gain on disposal of discontinued operations
(net of income tax expenses of $0)	--	--	--	4,004,060
Loss from discontinued operations of VIEs
(net of income tax expenses of $0)	--	--	--	(12,692)
Gain on disposal of discontinued operations of VIEs
(net of income tax expenses of $0)	--	--	--	2,894,737
Total discontinued operations	--	--		6,886,897

NET INCOME (LOSS)	$(259,157)	$148,076	$(912,175)	$6,678,061

LESS: Preferred dividends	(49,168)	--	(123,437)	--

Net income (loss) available to common stockholders	$(308,325)	$148,076	$(1,035,612)	$6,678,061

The accompanying notes are an integral part of the unaudited consolidated financial statements

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (CONTINUED)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

EARNINGS (LOSS) PER COMMON SHARE
Continuing operations
Basic and diluted	$(.01)	$.01	(.03)	$(.01)
Net income (loss)
Basic and diluted	$(.01)	$.01	(.03)	$.27
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
Basic and diluted	34,742,160	25,451,275	34,133,127	24,660,726

The accompanying notes are an integral part of the unaudited consolidated financial statements

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	June 30,
	2007	2006
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Continuing operations:
Loss before income taxes	$(912,175)	$(208,836)
Adjustments to reconcile net loss to cash flows used
in operating activities
Stock issued for services and settlement	644,790	455,782
Loss on disposal of property, plant and equipment	19,432	--
Depreciation and amortization	42,030	26,483
Changes in assets and liabilities
(Increase) decrease in:
Accounts receivable	(342,738)	(435,320)
Costs in excess of billings on uncompleted contracts	170,462	243,632
Inventory	(84,260)	(127,517)
Prepaids and other	6,418	14,137
Other assets	--	(44,499)
Increase (decrease) in:
Accounts payable	(637,274)	(202,726)
Obligations to related parties	12,008	--
Accrued payroll taxes	(179,829)	(217,951)
Accrued interest	69,624	93,276
Accrued expenses	154,558	41,660
Billings in excess of costs on uncompleted contracts	267,909	(150,993)
Cash provided by (used in) continuing operation before income taxes	(769,045)	(512,872)

Discontinued operations:
Income (loss) before income taxes	--	6,886,897
(Decrease) in net liabilities of entities discontinued	--	(546,896)
Gain on rescission of acquisitions	--	(6,335,000)
Cash provided by discontinued operations	--	5,001

NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES	(769,045)	(507,871)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property, plant and equipment	(55,797)	(39,206)

NET CASH (USED IN) INVESTING ACTIVITIES	(55,797)	(39,206)

The accompanying notes are an integral part of the unaudited consolidated financial statements

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

	June 30,
	2007	2006

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(20,184)	(18,002)
Payments on notes payable to related parties	(34,921)	(34,342)
Payments on convertible promissory notes payable	(10,000)	--
Proceeds from issuance of common stock	135,000	306,963
Proceeds from issuance of preferred stock	562,500	--
Bank over draft	--	85,588
NET CASH PROVIDED BY FINANING ACTIVITIES	632,395	340,207

INCREASE (DECREASE) IN CASH	(192,447)	(206,870)

CASH, BEGINNING OF PERIOD	641,608	232,902

CASH, END OF PERIOD	$449,161	$26,032

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$22,372	$83,512
Taxes paid	$--	$--

NON CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for services and settlements	$644,790	$455,782
Issuance of common stock in payment of convertible promissory
notes payable and accrued interest	$--	$1,088,640
Issuance of common stock for payment of obligations to
related parties	$50,000	$--
Preferred stock dividend from imbedded beneficial conversion feature	$123,437	$--
Issuance of common stock and options for executive compensation	$420,883	$--

The accompanying notes are an integral part of the unaudited consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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

As reflected in the accompanying financial statements, the Company has negative working capital of $75,580 and an accumulated deficit of $14,994,237.  The Company’s auditors, in their opinion on the Company’s annual financial statements for 2006 dated April 16, 2007, included a “going concern” qualification related to substantial doubt about the Company’s ability to continue as a going concern.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE D	STOCKHOLDERS EQUITY

Preferred Stock
In January 2007, the Board of Directors approved the authorization of 2,000,000 shares of Series A Convertible Preferred Stock - par value $0.001.  As of June 30, 2007, the Company has 2,370,000 shares of Series A Convertible Preferred Stock issued and outstanding.  The preferred stock has a face value of $0.25 per share and the basis of conversion is one share of the Company’s common stock for each share of preferred stock.  The preferred stock has liquidation priority rights over all other stockholders.  The preferred shares can be converted at any time at the option of the stockholder, but will convert automatically at the end of three years into the Company’s common stock.

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

During the quarter ended June 30, 2007, the Company sold 1,640,000 shares of Series A Convertible Preferred Stock [“Series A Preferred”] and received proceeds of $410,000.  In addition, 120,000 Series A Convertible Preferred Shares were issued for services valued at $30,000.

Included with the Series A Preferred was 352,000 Series A warrants and 352,000 Series B warrants.  The Series A and Series B warrants were valued at $69,091 using the Black-Scholes option-pricing model and such amount is included in Additional Paid in Capital – Preferred Stock. The assumptions used were as follows:

Expected Life                                    3 years
Expected Volatility                         111.84%
Risk Free Interest Rate                         2.5%
Expected Dividends                                   --

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE D	STOCKHOLDERS EQUITY (Continued)

Preferred Stock (Continued)
At June 30, 2007, there were 474,000 Series A warrants and 474,000 Series B warrants outstanding.

In accordance with EMERGING ISSUES TAX FORCE ISSUE 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH A BENEFICAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS (“EITF 98-5), the Company recognized an imbedded beneficial conversion feature present in the Series A Convertible Preferred Stock.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured an aggregate of $49,168 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and as a dividend to the holders of the Series A Convertible Preferred Stock issued during the three months ended June 30, 2007.

Common Stock

The Company has authorized 100,000,000 shares of common stock with a par value of $.001 per share.  As of June 30, 2007, the Company was 36,197,105 shares of common stock issued and outstanding.

During the quarter ended June 30, 2007, the Company’s common stock transactions were as follows:

Issued 600,000 common shares for services valued at $115,500.

Per Executive Employee Agreement (see Note H):
Issued 1,000,000 common shares valued at $180,000.
Granted five year employee non-statutory stock options to purchase 1,822,504 shares of common stock at an exercise price of $.33 per share.  The options were valued at $240,883 using the Black- Scholes option–pricing model and such amount is included in Additional Paid-in Capital.  The assumptions used were as follows

Expected Life 5 years
Expected Volatility111.84%
Risk Free Interest Rate2.5%
Expected Dividends --

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE E	INVENTORY

Inventory consists of the following at June 30, 2007:

Raw material	$935,044
Work in process - manufacturing	7,407
$942,451

NOTE F	OPERATING SEGMENTS

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

Six months ended June 30, 2007:

	Parent Company	Steel Fabrication	Construction	Total

Revenue	$--	$6,487,341	$4,388,948	$10,876,289
Net income (loss)	(1,283,535)	289,164	82,196	(912,175)
Total assets	153,388	5,483,646	2,483,919	8,121,153
Other significant items
Depreciation and amortization	--	36,770	5,260	42,030
Interest	69,624	22,373	--	91,996
Expenditures for assets	--	46,617	9,180	55,797

        Six months ended June 30, 2006:

	Parent Company	Steel Fabrication	Construction	Total

Revenue	$--	$5,052,062	$3,753,209	$8,805,271
Net income (loss)	(816,684)	653,889	(46,041)	(208,836)
Other significant items
Depreciation and amortization	--	25,077	1,406	26,483
Interest	158,515	35,993	--	194,508
Expenditures for assets	--	36,196	3,010	39,206

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE G	DISCONTINUED OPERATIONS

On June 21, 2006, the Company agreed to accept rescissions of the December 2004 acquisition agreement from Evans Columbus, LLC effective March 31, 2006 and from Monarch Homes, Inc. effective June 1, 2006.  Additionally, in the second quarter of 2006, the Company concluded that it was no longer the primary beneficiary of the three entities previously reported as VIE’s, Mundus, Wyncrest and PAR.  Evans business was manufacturing and Monarch was included in the construction and property management segment.  Revenues, pre tax profit (loss) and net assets (liabilities) on the discontinued entities are as follows:

2006	Evans	Monarch	PAR	Wyncrest	Mondus

Revenues	$2,416,738	$1,844,709	$--	$--	$--
Pre tax profit (loss)	792	--	(12,692)	--	--
Net assets (liabilities)	--	--	--	--	--

NOTE H	EMPLOYEMENT AGREEMENT

Effective June 27, 2007, the Company entered into an employment agreement with its new chief executive officer.  The Agreement has a five year term with an annual base salary of $120,000.  Additional terms include the issuance of 1,000,000 shares of common stock and five year non-statutory stock options to purchase 1,823,504 shares of common stock at an exercise price of $.33 per share to executive.

The fair value of the common stock ($180,000) and employee non-statutory and stock option ($240,883) have been recorded as deferred compensation and will be expensed over the five year term of the agreement.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OERATION.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007 contains "forward-looking" statements within the meaning of the Federal securities laws.  These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

The interim financial statements have been prepared by Heartland, Inc. and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments.  Certain information and footnote disclosures made in the most recent annual financial  statements included in the Company's Form 10-KSB for the year ended December 31, 2006, have been condensed or omitted for the interim statements.  It is the Company's opinion that, when the interim statements are read in conjunction with the December 31, 2006 financial statements, the disclosures are adequate to make the information presented not misleading.  The results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the operating results for the full fiscal year.

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

The Company is currently in discussions with the former owners of Karkela regarding the disposition of the Karkela subsidiary although the Company has not entered a definitive agreement regarding this matter.  The information contained on our web site(s) or connected to our web site is not incorporated by reference into this report and should not be considered part of this report.

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

In the event the common stock of the Company was not trading at a minimum of $4.00 as of December 31, 2005, the Company was required to compensate the original Karkela shareholders for the difference in additional stock.  As a result of the aforementioned, the Company issued the former Karkela shareholders 262,500 shares of common stock on March 20, 2006.  Karkela is a wholly owned subsidiary of the Company.  To date August 20, 2007, the promissory note has not been paid and interest continues to accrue.   The Company is currently in discussions with the former owners of Karkela regarding the disposition of the Karkela subsidiary although the Company has not entered a definitive agreement regarding this matter.

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

We are headquartered in Cumberland Gap, Tennessee and currently trade on the OTC Bulletin Board under the symbol HTLJ.OB. Including the senior management team, we currently employs 89 people.

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

Employees

As of August 20, 2007, we employed 89 employees. From time to time, we also retain consultants, independent contractors, and temporary and part-time workers.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS  ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006.

We are a company with operations in steel fabrication, and construction.  Revenues for the three months ended June 30, 2007 were $5,200,594 and for the six months ended June 30, 2007 were $10,876,289 compared to $4,869,422 and $8,805,271 for the same periods in 2006.  Total operating expenses were $5,422,067 for the three months ended June 30, 2007 and $11,700,206 for the six months ended June 30, 2007 compared to $4,678,912 and $8,884,660 for the same periods in 2006.  The increases in operating expenses were primarily a result of increase in cost of goods sold.

Interest expense for the three months ended June 30, 2007 was $46,220 and for the six months ended June 30, 2007 was $91,996 compared to $70,653 and $194,508 for the same periods in 2006.  The decreases were primarily due to the conversion of convertible promissory notes.

As a result, Income (Loss) Prior to continued operations was ($259,157) for the three months ended June 30, 2007 and ($912,175) for the six months ended June 30, 2007, compared to $148,076 and ($208,836) for the same periods in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was ($769,045) for the six months ended June 30, 2007.  This was primarily related to the increase in billings in excess of costs on uncompleted contracts and increase in accrued expenses.

Total short-term and long-term debt at June 30, 2007 was $2,379,225 and total shareholders’ equity was $1,385,968.

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

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, capital expenditures, expansion and upgrading of existing facilities, as well as for financing receivables from customers.  During the three months ended June 30, 2007, the Company has not engaged in:

- Material off-balance sheet activities, including the use of structured finance or special purpose entities;
- Trading activities in non-exchange traded contracts; or
- Transactions with persons or entities that benefit from their non-independent relationship with the Company.

Inflation

We are subject to the effects of inflation and changing prices.  As previously mentioned, we experienced rising prices for steel and other commodities during fiscal 2006 and for the second three months of 2007 that had a negative impact on our gross margins and net earnings.  In the remainder of fiscal 2007, we expect average prices of steel and other commodities to be higher than the average prices paid in fiscal 2006 and for the second three months of 2007.  We will attempt to mitigate the impact of these anticipated increases in steel and other commodity prices and other inflationary pressures by actively pursuing internal cost reduction efforts and introducing price increases.

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

ITEM 3.      CONTROLS AND PROCEDURES.

Management after reviewing comments raised by the Securities and Exchange Commission in March 2006 with respect to its financial reporting and the related adequacy of the Company’s disclosure controls and procedures, has determined that its disclosure controls and procedures were not effective as of December 31, 2004 and 2005 and there were material deficiencies in its disclosure controls and procedures.  A “material weakness” is a reportable condition in which the design or operation of one or more of the specific control components has a defect or defects that could have a material adverse effect on our ability to record, process, summarize and report financial data in the financial statements in a timely manner.  These material weaknesses are: (1) limited resources and manpower in the preparation and review of the financial statements in a timely manner, and  (2) inadequacy of the financial review process as it pertains to various account analyses.  While we believe that we have adequate policies, we believe that our implementation of those policies should be improved.  We are re-evaluating these various factors and are implementing additional procedures to alleviate these weaknesses.  The impacts of the above conditions were relevant to the quarter ended June 30, 2007.

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

   During the quarter ended June 30, 2007, the Company sold 1,640,000 shares of Series A Convertible Preferred Stock ["Series A Preferred"] and received proceeds of $410,000.  In addition, 120,000 Series A Preferred Shares were issued for services valued at $30,000

                   The Company issued 600,000 common shares for services valued at $115,500.

              Each of the above issuances were made to accrediterd investors in reliance of Section 4(2) of the Securities Act of 1933.

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

(a)            Exhibits:

Exhibit 31.1                                Certification of Terry Lee, Chief Executive Officer& Chairman of the Board
Exhibit 31.2                                Certification of Jerry Gruenbaum, Chief Financial Officer & Director

Exhibit 32.1                                Certification of Terry Lee, Chief Executive Officer& Chairman of the Board
Exhibit 32.2                                Certification of Jerry Gruenbaum, Chief Financial Officer & Director

(b)            Reports on Form 8-K:

Three Months Ended June 30, 2007

The Company filed a Form 8-K on April 3, 2007 relating to Item 4.01 Change in Registrant's certifying accountant.
The Company filed a Form 8-K on June 27, 2007 relating to Item 5.02 electing Terry Lee to the Registrant's Board of Directors as its new Chairman, ans appointing him as its new CEO.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTLAND, INC.
(Registrant)

Date: August 20, 2007	By: /s/ TERRY LEE
Terry Lee
Chief Executive Officer and
Chairman of the Board
(Duly Authorized Officer)

Date: August 20, 2007	By: /s/ JERRY GRUENBAUM
Jerry Gruenbaum
Chief Financial Officer and Director
(Principal Financial
and Accounting Officer)