Form 10QSB
period 2007-09-30
HEARTLAND, INC.
filed 2007-11-19
CIK 1084415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT
UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30,  2007

 HEARTLAND, INC.
(Exact name of small business registrant as specified in its charter)

Maryland --------------------------------	000-27045 --------------------------------	36-4286069 ----------------------------------------------
(State or other jurisdiction of incorporation or organization))	(Commission File Number)	(I.R.S. Employer Identification Number)

124 Brooklyn Street
Cumberland Gap, Tennessee 37724
 (Address of principal executive offices) (Zip Code)

P.O. Box 4320
Harrogate, Tennessee 37752
 (Mailing Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (423) 869-7255

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

Number of shares of the registrant’s common stock outstanding as of November 16, 2007 was: 36,237,105

Transitional small business disclosure format (Check one) YES ☐ NO ☒

HEARTLAND, INC.

FORM 10-QSB

PART  I.  FINANCIAL  INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2007 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$263,363
Accounts receivable, net of allowance for doubtful accounts of $197,525	3,876,648
Cost and estimated earnings in excess of billings on uncompleted contracts	211,872
Inventory	1,104,485
Prepaid expenses and other	1,620
Total current assets	5,457,988

PROPERTY, PLANT AND EQUIPMENT, net	894,815

OTHER ASSETS	23,465

Total assets	$6,376,268

The accompanying notes are an integral part of the unaudited consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2007 (UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,931,500
Convertible promissory notes payable	53,450
Current portion of notes payable	41,203
Current portion of notes payable to related parties	88,835
Obligations to related parties	12,008
Accrued payroll and related taxes	528,694
Accrued interest	122,306
Accrued expenses	266,547
Billings in excess of costs and estimated earnings on uncompleted contracts	1,035,995
Total current liabilities	4,080,538

LONG-TERM OBLIGATIONS
Notes payable, less current portion	396,687
Notes payable to related parties, less current portion	421,579
Total long term liabilities	818,266

STOCKHOLDERS’ EQUITY
Preferred stock $0.001 par value 5,000,000 shares Authorized 2,330,000 shares issued and outstanding	2,330
Additional paid-in capital – preferred stock	703,607
Common stock, $0.001 par value 100,000,000 shares authorized; 36,237,105 shares issued and outstanding	36,237
Additional paid-in capital – common stock	16,058,914
Accumulated deficit	(14,923,785)
Deferred compensation	(399,839)
Total stockholders’ equity	1,477,464

Total Liabilities and Stockholders’ Equity	$6,376,268

The accompanying notes are an integral part of the unaudited consolidated financial statements

HEARTLAND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

REVENUE - SALES	$3,168,965	$2,619,088	$9,656,306	$7,671,149

COSTS AND EXPENSES
Cost of goods sold	2,920,674	2,276,285	8,613,137	6,387,341
Selling, general and administrative expenses	288,173	2,013,543	1,946,307	2,962,819
Depreciation and amortization	15,256	14,425	52,026	41,802
Total costs and expenses	3,224,103	4,304,253	10,611,470	9,391,962

NET OPERATING LOSS	(55,138)	(1,685,165)	(955,164)	(1,720,813)

OTHER INCOME (EXPENSE)
Other income	6,652	25,248	23,735	90,309
Loss on disposal of property, plant and equipment	--	--	(19,432)	--
Interest expense	(12,587)	(2,864)	(104,583)	(196,834)
Total other income (expense)	(5,935)	22,384	(100,280)	(106,525)

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(61,073)	(1,662,781)	(1,055,444)	(1,827,338)
FEDERAL AND STATE INCOME TAX	--	--	--	--
LOSS FROM CONTINUING OPERATIONS	(61,073)	(1,662,781)	(1,055,444)	(1,827,338)

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations (net of income tax expenses of $0)	--	9,363	82,196	(35,019)
Gain on disposal of discontinued operations (net of income tax expenses of $0)	131,525	--	131,525	4,004,060
Loss from discontinued operations of VIEs (net of income tax expenses of $0)	--	--	--	(12,692)
Gain on disposal of discontinued operations of VIEs (net of income tax expenses of $0)	--	--	--	2,894,737
Income from discontinued operations	131,525	9,363	213,721	6,851,086

NET INCOME (LOSS)	$70,452	$(1,653,418)	$(841,723)	$5,023,748

LESS: Preferred dividends	(14,934)	--	(161,752)	--

Net income (loss) available to common stockholders	$55,518	$(1,653,418)	$(1,003,475)	$5,023,748

The accompanying notes are an integral part of the unaudited consolidated financial statements

HEARTLAND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (CONTINUED)

	2007	2006	2007	2006

EARNINGS (LOSS) PER COMMON SHARE
Continuing operations
Basic and diluted	$--	$(.06)	$(.04)	$(.07)
Discontinued operations
Basis	$--	$--	$.01	$.27
Net income (loss)
Basic and diluted	$--	$(.06)	$(.03)	$.20
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	36,237,105	25,990,530	34,842,160	25,110,513

The accompanying notes are an integral part of the unaudited consolidated financial statements

HEARTLAND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ened September 30,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Continuing operations:
Loss from continuing operations	$(1,055,444)	$(1,827,338)
Adjustments to reconcile net loss to cash flows used in operating activities
Stock issued for services and settlement	614,790	2,091,790
Preferred stock issued for services rendered	30,000	--
Net loss on disposal of property, plant and equipment	19,432	--
Depreciation and amortization	52,026	39,693
Stock -based compensation	21,044	--
Changes in assets and liabilities
(Increase) decrease in:
Accounts receivable	(973,797)	(466,269)
Costs and estimated earnings in excess of billings on uncompleted contract	341,705	22,351
Inventory	(246,294)	(186,940)
Prepaid expenses and other	(620)	(126,975)
Other assets	(19,316)	16,876
Increase (decrease) in:
Accounts payable	(61,478)	132,987
Obligations to related parties	12,008	--
Accrued payroll taxes	(229,379)	(241,323)
Accrued interest	(266,472)	63,439
Accrued expenses	97,645	(88,406)
Billings in excess of costs and estimated earnings on uncompleted contract	782,498	155,517
Cash used in continuing operations	(881,652)	(414,598)

Discontinued operations:
Income from discontinued operations	213,721	6,851,086
Decrease in net assets (liabilities) of entities discontinued	123,779	(519,856)
Gain on rescission of acquisitions	--	(6,335,000)
Cash provided by (used in) discontinued operations	337,500	(3,770)

NET CASH USED IN OPERATING ACTIVITIES	(544,152)	(418,368)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property, plant and equipment	(46,618)	(8,562)

NET CASH USED IN INVESTING ACTIVITIES	(46,618)	(8,562)

The accompanying notes are an integral part of the unaudited consolidated financial statements

 HEARTLAND, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

	Nine months ended September 30,
	2007	2006

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(30,082)	(31,712)
Proceeds from notes payable	--	77,643
Payments on notes payable to related parties	(52,494)	--
Proceeds from issuance of convertible promissory notes	--	165,850
Payments on convertible promissory notes payable	(10,000)	--
Proceeds from issuance of common stock	145,000	243,283
Proceeds from issuance of preferred stock	552,500	--
NET CASH PROVIDED BY FINANING ACTIVITIES	604,924	455,064

INCREASE IN CASH	14,154	28,134

CASH, BEGINNING OF PERIOD	249,209	87,460

CASH, END OF PERIOD	$263,363	$115,594

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$33,554	$196,835

NON CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for services and settlements	$614,790	$2,091,790
Issuance of preferred stock for services	$30,000	$--
Issuance of common stock in payment of convertible promissory
notes payable and accrued interest	$--	$1,196,844
Issuance of common stock for payment of obligations to
related parties	$50,000	$--
Preferred stock dividend from imbedded beneficial conversion feature	$123,437	$--
Issuance of common stock and options for executive compensation	$420,883	$--

The accompanying notes are an integral part of the unaudited consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, these interim unadited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary in order to make the financial statements not misleading.  The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on Form 10-KSB.

NOTE B	ACCOUNTING POLICIES

The accounting policies followed by the Company are set forth in Note B to the Company’s audited consolidated financials statements in the Company’s Annual Report for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on Form 10-KSB.

Reclassifications

         Certain prior period amounts were reclassified to conform to the current period's presentation.

NOTE C	GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has an accumulated deficit of $14,923,785.  The Company’s auditors, in their opinion on the Company’s annual financial statements for 2006 dated April 16, 2007, included a “going concern” qualification related to substantial doubt about the Company’s ability to continue as a going concern.

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D	STOCKHOLDERS EQUITY

Preferred Stock

In June 11, 2004, the Board of Directors approved the authorization of 5,000,000 shares of Series A Convertible Preferred Stock - par value $0.001.  As of September  30, 2007, the Company has 2,330,000 shares of Series A Convertible Preferred Stock issued and outstanding.  The preferred stock has a face value of $0.25 per share and the basis of conversion is one share of the Company’s common stock for each share of preferred stock.  The preferred stock has liquidation priority rights over all other stockholders.  The preferred shares can be converted at any time at the option of the stockholder, but will convert automatically at the end of three years into the Company’s common stock.

The preferred shares carry a 10% annual stock dividend for the three years they are outstanding prior to conversion.  The Preferred dividend in arrears for the three and nine months ended September 30, 2007 was $14,935 and $38,315, respectively.

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

During the quarter ended March 31, 2007, the Company sold 610,000 shares of Series A Convertible Preferred Stock (“Series A Preferred”) and received proceeds of $152,500.

During the quarter ended June 30, 2007, the Company sold 1,600,000 shares of Series A Preferred and received proceeds of $400,000 [40,000 shares of Series A Preferred and proceeds of $10,000 were reclassified as 40,000 shares of common stock for misclassification during second quarter ended June 30, 2007].  In addition, 120,000 shares of Series A Preferred were issued for services valued at $30,000.

There were no shares of preferred stock issued during the quarter ended September 30, 2007.

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D	STOCKHOLDERS EQUITY (Continued)

Preferred Stock (Continued)

Included with the Series A Preferred were 466,000 Series A warrants and 466,000 Series B warrants.  The Series A and Series B warrants were valued at $104,732 using the Black-Scholes option-pricing model and such amount is included in Additional Paid in Capital – Preferred Stock. The assumptions used were as follows:

Expected Life                                                                            3 years
Expected Volatility                                                109.80% - 111.84%
Risk Free Interest Rate                                                                 2.5%
Expected Dividends                                                                           --

At September 30, 2007, there were 466,000 Series A warrants and 466,000 Series B warrants outstanding.

In accordance with EMERGING ISSUES TASK FORCE ISSUE 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH A BENEFICAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS (“EITF 98-5), the Company recognized an imbedded beneficial conversion feature present in the Series A Convertible Preferred Stock.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured an aggregate of $123,437 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and as a dividend to the holders of the Series A Convertible Preferred Stock issued during the nine months ended September 30, 2007.

Common Stock

The Company has authorized 100,000,000 shares of common stock with a par value of $.001 per share.  As of September 30, 2007, the Company had 36,237,105 shares of common stock issued and outstanding.

During the quarter ended March 31, 2007, the Company’s common stock transactions were as follows:

Issued 1,182,000 common shares for services valued at $411,570, including 650,000 shares valued at $211,250 issued to members of the Board of Directors.

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D	STOCKHOLDERS EQUITY (Continued)

Common Stock (Continued)

Issued 635,000 common shares for cash of $115,000, including 210,000 shares issued for cash previously received.

Issued 77,000 shares of common stock for the settlement of amounts owed of $27,720.

Issued 400,000 common shares for $20,000 in cash, $50,000 in loan repayments and $60,000 of services.

During the quarter ended June 30, 2007, the Company’s common stock transactions were as follows:

Issued 600,000 common shares for services valued at $115,500.

Issued 40,000 common shares for $10,000 [reclassified see Preferred].

Per Executive Employee Agreement (see Note G):
Issued 1,000,000 common shares valued at $180,000.
Granted five year employee non-statutory stock options to purchase 1,822,504 shares of common stock at an exercise price of $.33 per share.  The options were valued at $240,883 using the Black-Scholes option–pricing model and such amount is included in Additional Paid-in Capital.  The assumptions used were as follows

Expected Life                                       5 years
Expected Volatility                            111.84%
Risk Free Interest Rate                          2.5%
Expected Dividends                                    --

There were no shares of common stock issued during the quarter ended September 30, 2007.

NOTE E	INVENTORY

Inventory consists of the following at September 30, 2007:

Raw material                                                                                                              $1,094,971
Work in process - manufacturing                                                                             9,514
$1,104,485

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F	DISCONTINUED OPERATIONS

In November 2007, in connection with the Company’s default under the terms of the acquisition note owed to the former owner of Karkela Construction, Inc. and the former owner’s intention to foreclose on the related security interest, the Company elected to discontinue efforts with respect to Karkela and forfeit the security interest pledged, the assets of Karkela including 100% of the equity interest of Karkela.  As a result, effective July 1, 2007, Karkela’s operations, which comprised the construction and property management segment, have been discontinued and Karkela is no longer a subsidiary of the Company.  As a result, the steel fabrication business comprises the operations of the company and no segment information is presented.

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

Cash of $392,399 is attributable to the discontinued entities as of December 31, 2006.  Revenues, pre tax profit (loss) and net assets (liabilities) on the discontinued entities are as follows

Nine months ended
September 30, 2007                       Karkela

        Revenue                                     $4,388,948
        Income before
            income taxes                          $     82,196
        Net assets (liabilities)               $            --

        Three months ended
        September 30, 2007                      Karkela

        Revenue                                      $           --
        Income before
          income taxes                             $           --
       Net assets (liabilities)                 $           --

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F	DISCONTINUED OPERATIONS (Continued)

Nine months ended
September 30, 2006                             Karkela                         Evans                       Monarch                     PAR                Wyncrest                    Mundus

Revenue                                           $6,053,003                    $2,416,738                   $1,844,709               $            --            $             --                    $             --
Income (loss) before
  income taxes                                  $    (35,811)                   $         792                   $       --                      $    (12,692)         $            --                     $             --
Net assets (liabilities)                     $     89,366                    $            --                    $       --                     $             --           $             --                     $             --

Three months ended
September 2006                                   Karkela                         Evans                       Monarch                     PAR                Wyncrest                    Mundus

Revenue                                           $2,299,793                     $           --                     $       --                     $            --            $            --                     $            --
Loss before
  income taxes                                  $    (11,176)                   $           --                     $       --                     $            --             $           --                      $           --
Net assets (liabilities)                     $     89,366                    $           --                     $       --                      $           --             $           --                       $           --

NOTE G	EMPLOYEMENT AGREEMENT

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

The fair value of the common stock ($180,000) and employee non-statutory and stock option ($240,833) have been recorded as deferred compensation and will be expensed over the five year term of the agreement.  Expense for the three and nine months ended September 30, 2007 was $21,044.

The options were valued using the Black-Scholes option–pricing model and such amount is included in Additional Paid-in Capital.  The assumptions used were as follows:

Expected Life                                 5 years
Expected Volatility                      111.84%
Risk Free Interest Rate                     2.5%
Expected Dividends                               --

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H	LETTER OF INTENT

On September 28, 2007, the Company entered into a letter of intent with Harris Oil Co, Inc. (“Harris”) and DHS Development, LLC (“DHS”) (collectively “the sellers”) to purchase certain assets of the sellers on or before December 31, 2007, unless extended.  The purchase price of $4,100,000 is for the following assets:

•	All equipment, supply contracts and other assets of Harris;
•	Three convenience store sites of DHS located in Cookeville, TN, Hartsville, TN and Sparta, TN;
•	30 year supply contracts on remaining DHS locations with a right of first refusal for purchase;
•	10 year purchase option on remaining DHS locations if no bona fide third party offer has been received at an agreed upon appraised value;
•	The letter of intent calls for the completion of definitive documentation, completion of due diligence, and the completion of a US GAAP audit of the sellers’ companies prior to December 31, 2007.

NOTE I	SUBSEQUENT EVENTS

In October 2007, the Board of Directors approved the issuance of 250,000 shares of common stock valued at $60,000 to a relative of an executive for services rendered.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007 contains "forward-looking" statements within the meaning of the Federal securities laws.  These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

The interim condensed consolidated financial statements have been prepared by Heartland, Inc. and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments.  Certain information and footnote disclosures made in the most recent annual financial  statements included in the Company's Form 10-KSB for the year ended December 31, 2006, have been condensed or omitted for the interim statements.  It is the Company's opinion that, when the interim statements are read in conjunction with the December 31, 2006 financial statements, the disclosures are adequate to make the information presented not misleading.  The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the operating results for the full fiscal year.

(A)           THE COMPANY

Heartland, Inc. (the “Company”) was incorporated in the State of Maryland on April 6, 1999 as Origin Investment Group, Inc. (“Origin”). On December 27, 2001, the Company went through a reverse merger with International Wireless, Inc. Thereafter on January 2, 2002, the Company changed its name from Origin to International Wireless, Inc. On November 15, 2003, the Company went through a reverse merger with PMI Wireless, Inc. Thereafter in May 2004, the Company changed its name from International Wireless, Inc. to our current name, Heartland, Inc.

The Company was originally formed as a non-diversified closed-end management investment company, as those terms are used in the Investment Company Act of 1940 (“1940 Act”). The Company at that time elected to be regulated as a business development company under the 1940 Act. In December 7, 2001, the Company’s shareholders voted on withdrawing the Company from being regulated as a business development company and thereby no longer be subject to the 1940 Act.

Unless the context indicates otherwise, the terms “Company,” “Corporate”, “Heartland,” and “we” refer to Heartland, Inc. and its subsidiaries. Our executive offices are located at 124 Brooklyn Street, Cumberland Gap, Tennessee 37724, telephone number (423) 869-7255.  Our Internet address is www.heartlandholdingsinc.com for the corporate information. Additionally, our wholly-owned subsidiary, Mound Technologies, maintains the following web site - www.moundtechnologies.com.  The information contained on our web site(s) or connected to our web site is not incorporated by reference into this report and should not be considered part of this report.

Historically, we classified our operations into two reportable segments: steel fabrication and construction.  A third segment called “other” consists of corporate functions.  In November 2007, in connection with the Company’s default under the terms of the acquisition note owed to the former owner of Karkela Construction, Inc. and the former owner’s intention to foreclose on the related security interest, the Company elected to discontinue efforts with respect to Karkela and forfeit the security interest pledged including 100% of the equity interest of Karkela.  As a result, effective July 1, 2007, Karkela’s operations, which comprised the construction and property management segment, have been discontinued and Karkela is no longer a subsidiary of the Company.

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

On June 21, 2006, the Company agreed to accept rescissions of the December, 2004 acquisition agreements from Monarch effective June 1, 2006.

On December 30, 2004, the Company entered into an Acquisition Agreement to acquire 100% of Evans Columbus, LLS (“Evans”), an Ohio corporation with its corporate headquarters located in Blacklick, OH for $3,005,000. The acquisition price was paid as follows:

*      $5,000 at closing, and
*      600,000 restricted newly issued shares of the Company’s common stock provided at closing.

In the event the common stock of the Company was not trading at a minimum of $5.00 as of December 30, 2005, the Company was required to compensate the original Evans shareholders for the difference in additional stock.  The Company has since rescinded this agreement and no longer owns Evans.  On June 21, 2006, the Company agreed to accept rescissions of the December, 2004 acquisition agreements from Evans effective March 31, 2006.

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

In the event the common stock of the Company was not trading at a minimum of $4.00 as of December 31, 2005, the Company was required to compensate the original Karkela shareholders for the difference in additional stock.  As a result of the aforementioned, the Company issued the former Karkela shareholders 262,500 shares of common stock on March 20, 2006.  In November 2007, in connection with the Company’s default under the terms of the acquisition note owed to the former owner of Karkela Construction, Inc. and the former owner’s intention to foreclose on the related security interest, the Company elected to discontinue efforts with respect to Karkela and forfeit the security interest pledged including 100% of the equity interest of Karkela.  As a result, effective July 1, 2007, Karkela’s operations, which comprised the construction and property management segment, have been discontinued and Karkela is no longer a subsidiary of the Company.

On September 28, 2007, the Company entered into a Letter of Intent (the “LOI”) with Harris Oil Co. Inc. (“Harris”) and DHS Development, LLC (“DHS” and collectively with Harris, the “Harris Sellers”) pursuant to which the Harris Sellers agreed to sell and the Company agreed to purchase certain assets of the Sellers on or prior to December 31, 2007 unless extended.  The assets to be purchased include the following:

•	all equipment, supply contracts and other assets of Harris;
•	three convenience store sites of DHS located in Cookeville, TN, Hartsville, TN and Sparta, TN;

•	30 year supply contracts on remaining DHS locations with a right of first refusal for purchase; and
•	10 year purchase option on remaining DHS locations if no bona fid third party offer has been received at an agreed upon appraised value.

The purchase price for the above assets is $4,100,000.  Harris Sellers have agreed to refrain for a period 180 days from the signing of the LOI from soliciting, initiating, encouraging, or accepting any proposal relating to the liquidation, purchase or sale of the Harris Seller’s stock or assets or from participating in any negotiations or discussions relating to these matters.  Except for the exclusivity and choice of law provisions, this LOI is non-binding.

The LOI calls for the completion of definitive documentation, completion of due diligence and the completion of a U.S. GAAP audit (to be paid for by the Company) of the assets prior to December 31, 2007.  Final closing is subject to approval of the final definitive agreements by the Boards of Directors of the Company.  There is no guarantee that the parties will reach a final agreement, that the Company will be able to successfully complete the audit of the assets or that the transaction will close on the terms set forth as agreed in the LOI.

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

We are headquartered in Cumberland Gap, TN and currently trade on the OTC Bulletin Board under the symbol HTLJ. Including the senior management team, we currently employ 101 people.

Currently, we operate two one subsidiary, Mound Technologies, Inc. of Springboro, OH acquired in December 2003, which is engaged in steel fabrication.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS  ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006.

Revenues for the nine months ended September 30, 2007 were $9,656,306 compared to $7,671,149 for the same periods in 2006.  Total operating expenses were $10,611,470 for the nine months ended September 30, 2007 compared to $9,391,962 for the same period in 2006.  The increases in revenue were primarily a result of increased building activity and the increase in operating expenses was primarily the result of increases in cost of goods sold, which was offset by a decrease in selling, general and administrative expenses, which decreased to $1,946,307 for the nine months ended September 30, 2007 from $2,962,819 for the same period in 2006.  As a result, the loss from continued operations was $1,055,444 for the nine months ended September 30, 2007, compared to $1,827,338 for the same period in 2006.

RESULTS OF OPERATIONS FOR THE THREE MONTHS  ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006.

Revenues for the three months ended September 30, 2007 were $3,168,965 compared to $2,619,088 for the same periods in 2006.  Total operating expenses were $3,224,103 for the three months ended September 30, 2007 compared to $4,304,253 for the same period in 2006.  The increases in revenue were primarily a result of increased building activity.  The decrease in operating expenses was primarily the result of a decrease in selling, general and administrative expenses, which decreased to $3,224,103 for the three months ended September 30, 2007 from $4,304,253 for the same period in 2006.  The decrease in selling, general and administrative expenses was offset by a slight increase in costs of good sold.  As a result, the loss from continued operations was $61,073 for the three months ended September 30, 2007, compared to $1,662,781 for the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $881,652 for the nine months ended September 30, 2007.  This was primarily related to the increases in payment of operating expenses.

Total liabilities at September 30, 2007 was $4,898,804 and total shareholders’ equity was $1,477,464.

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

We are seeking to raise additional capital from private investors and institutional money managers in the next few months, but there can be no assurance that we will be successful in doing so.  If we are not successful in raising any of this additional capital, our current cash resources may not sufficient to fund our current operations.

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

          Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, capital expenditures, expansion and upgrading of existing facilities, as well as for financing receivables from customers.  During the nine months ended September 30, 2007, the Company has not engaged in:

 - Material off-balance sheet activities, including the use of structured finance or special purpose entities;
- Trading activities in non-exchange traded contracts; or
- Transactions with persons or entities that benefit from their non-independent relationship with the Company.

Inflation

We are subject to the effects of inflation and changing prices.  As previously mentioned, we experienced rising prices for steel and other commodities during fiscal 2006 and for the first nine months of 2007 that had a negative impact on our gross margins and net earnings.  In the remainder of fiscal 2007, we expect average prices of steel and other commodities to be higher than the average prices paid in fiscal 2006 and for the first nine months of 2007.  We will attempt to mitigate the impact of these anticipated increases in steel and other commodity prices and other inflationary pressures by actively pursuing internal cost reduction efforts and introducing price increases.

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

Our significant accounting policies are described in Note B to the Company’s audited consolidated financial statements in the Company’s Annual Report for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on Form 10-KSB.  Some of those significant accounting policies require us to make difficult subjective or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates that reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

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

ITEM 3.      CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) of the Exchange Act) as of the end of the period covered by this report as follows:

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

As a result of comments raised by the Division of Corporate Finance of the Securities and Exchange Commission (the “Commission”) in March 2006 with respect to our financial statements for the years ended December 31, 2004 and 2005, we determined that our disclosure controls were not effective as of the end of the period covered by this report as a result of (1) limited resources and manpower in the preparation and review of the financial statements in a timely manner and  (2) inadequacy of the financial review process as it pertains to various account analyses.

We are re-evaluating these various factors and are continuing to implement additional procedures to alleviate these weaknesses.  In connection therewith, the Company engaged Mr. Mitchell L. Cox as it Chief Financial Officer.

Changes in Disclosure Controls and Procedures

Except as described above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM  3.      DEFAULTS UPON SENIOR SECURITIES

None

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM  5.  OTHER INFORMATION

On September 18, 2007, Jerry Gruenbaum resigned as the Chief Financial Officer and Secretary of the Company.  Mr. Gruenbaum will continue to serve as a director of the Company.  In order to fill the vacancies resulting from the resignation of Mr. Gruenbaum, the Board of Directors of the Company appointed Thomas Miller as the Secretary of the Company and Mitchell L. Cox as the Chief Financial Officer of the Company.  Mr. Cox will serve as Chief Financial Officer on a part time basis and will be paid $1,500 per month.

On September 28, 2007, the Company entered into a Letter of Intent (the “LOI”) with Harris Oil Co. Inc. (“Harris”) and DHS Development, LLC (“DHS” and collectively with Harris, the “Harris Sellers”) pursuant to which the Harris Sellers agreed to sell and the Company agreed to purchase certain assets of the Harris Sellers on or prior to December 31, 2007 unless extended.  The assets to be purchased include the following:

•	all equipment, supply contracts and other assets of Harris;
•	three convenience store sites of DHS located in Cookeville, TN, Hartsville, TN and Sparta, TN;

•	30 year supply contracts on remaining DHS locations with a right of first refusal for purchase; and
•	10 year purchase option on remaining DHS locations if no bona fid third party offer has been received at an agreed upon appraised value.

The purchase price for the above assets is $4,100,000.  Harris Sellers have agreed to refrain for a period 180 days from the signing of the LOI from soliciting, initiating, encouraging, or accepting any proposal relating to the liquidation, purchase or sale of the Seller’s stock or assets or from participating in any negotiations or discussions relating to these matters.  Except for the exclusivity and choice of law provisions, this LOI is non-binding.

The LOI calls for the completion of definitive documentation, completion of due diligence and the completion of a U.S. GAAP audit (to be paid for by the Company) of the assets prior to December 31, 2007.  Final closing is subject to approval of the final definitive agreements by the Boards of Directors of the Company.  There is no guarantee that the parties will reach a final agreement, that the Company will be able to successfully complete the audit of the assets or that the transaction will close on the terms set forth as agreed in the LOI.

In November 2007, in connection with the Company’s default under the terms of the acquisition note owed to the former owner of Karkela Construction, Inc. and the former owner’s intention to foreclose on the related security interest, the Company elected to discontinue efforts with respect to Karkela and forfeit the security interest pledged including 100% of the equity interest of Karkela.  As a result, effective July 1, 2007, Karkela’s operations, which comprised the construction and property management segment, have been discontinued and Karkela is no longer a subsidiary of the Company.

ITEM  6.  EXHIBITS

Exhibit 31.1                                Certification of Terry Lee, Chief Executive Officer& Chairman of the Board
Exhibit 31.2                                Certification of Mitchell L. Cox, Chief Financial Officer

Exhibit 32.1                                Certification of Terry Lee, Chief Executive Officer& Chairman of the Board
Exhibit 32.2                                Certification of Mitchell L. Cox, Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTLAND, INC.
(Registrant)

Date: November 16, 2007	By: /s/ TERRY LEE
Terry Lee
Chief Executive Officer and
Chairman of the Board
(Duly Authorized Officer)

Date: November 16, 2007	By: /s/ Mitchell L. Cox
Mitchell L. Cox
Chief Financial Officer
(Principal Financial
and Accounting Officer)