Form 10KSB
period 2007-12-31
HEARTLAND, INC.
filed 2008-04-14
CIK 1084415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2007

HEARTLAND, INC.
(Name of small business issuer in its charter)

Maryland	36-4286069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1501 Cumberland Gap Parkway Middlesboro, KY 40965
(Address of principal executive offices) (Zip Code)

606-248-7323
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [  ] Yes [X] No

Issuer’s revenues for its most recent fiscal year ended December 31, 2007 were:     $14,112,726

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the registrant as of April 11, 2008, was approximately: $5,883,059 at $0.15 price per share.  Number of shares of the registrant’s common stock outstanding as of April 11, 2008 was: 37,147,105.

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

The Company was originally formed as a non-diversified closed-end management investment company, as those terms are used in the Investment Company Act of 1940 (“1940 Act”). The Company at that time elected to be regulated as a business development company under the 1940 Act. On December 7, 2001 the Company’s shareholders voted on withdrawing the Company from being regulated as a business development company and thereby no longer be subject to the 1940 Act.

Unless the context indicates otherwise, the terms “Company,” “Corporate”, “Heartland,” and “we” refer to Heartland, Inc. and its subsidiaries. Our executive offices are located at 1501 Cumberland Gap Parkway, Middlesboro, KY, telephone number (606) 248-7323.  Our Internet address is www.heartlandholdingsinc.com for the corporate information. Additionally, the Mound Technology division of the company currently maintains an Internet addresses at www.moundtechnologies.com.  The information contained on our web site(s) or connected to our web site is not incorporated by reference into this Annual Report on Form 10-KSB and should not be considered part of this report.

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

On December 30, 2004, the Company acquired 100% of Evans Columbus, LLC (“Evans”), an Ohio corporation with its corporate headquarters located in Blacklick, OH for $3,005,000. The acquisition price consisted of $5,000 in cash at closing, and 600,000 restricted newly issued shares of the Company’s common stock which was provided at closing.  The Company has since rescinded this acquisition and no longer owns Evans.

On December 31, 2004, the Company acquired 100% of Karkela Construction, Inc.(“Kerkela”), a Minnesota corporation with its corporate headquarters located in St. Louis Park, MN for $3,000,000. The acquisition price consisted of $100,000 in cash at closing, a short term promissory note payable of $50,000 on or before January 31, 2005, a promissory note for $1,305,000 payable on or before March 31, 2005 which, if not paid by that date, interest is due from December 31, 2004 to actual payment at 8%, simple interest, compounded annually and 500,000 restricted newly issued shares of the Company’s common stock which was provided at closing.  In the event the common stock of the Company was not trading at a minimum of $4.00 as of December 31, 2005, the Company was required to compensate the original Karkela shareholders for the difference in additional stock.  As a result of the aforementioned, the Company issued the former Karkela shareholders 262,500 shares of common stock on March 20, 2006.  The Company has since rescinded this acquisition and no longer owns Karkela.

On June 21, 2006, the Company agreed to accept rescissions of the December, 2004 acquisition agreements from Evans Columbus, LLC effective March 31, 2006 and from Monarch Homes, Inc. effective June 1, 2006.

On July 29, 2005, the Company entered into a binding Stock Purchase Agreement with Steven Persinger, an individual, to acquire all the issued and outstanding shares of common stock of Persinger Equipment, Inc., a Minnesota corporation (“Persinger”) for $4,735,000.  The Company has abandoned its plans to acquire Persinger Equipment, Inc. in January 2007.

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

(C)           BUSINESS

Our mission is to become a leading diversified company with business interests in well established industries. We plan to successfully grow our revenues by acquiring companies with historically profitable results, strong balance sheets, high profit margins, and solid management teams in place. By providing access to financial markets, expanded marketing opportunities and operating expense efficiencies, we hope to become the facilitator for future growth and higher long-term profits. In the process, we hope to develop new synergies among the acquired companies, which should allow for greater cost effectiveness and efficiencies, thus further enhancing each individual company’s strengths. To date, we have completed an acquisition in the steel fabrication industry. Additionally, we have identified acquisition opportunities in gasoline distribution and equipment distribution.

We are headquartered in Middlesboro, Kentucky and currently trade on the OTC Bulletin Board under the symbol HTLJ.OB. Including the senior management team, we currently employ 71 people.

Currently, we operate one major subsidiary as follows:

Mound Technologies, Inc. of Springboro, OH acquired in December 2003 (Steel Fabrication)

STEEL FABRICATION

Mound Technologies, Inc. (“Mound”) was incorporated in the state of Nevada in November of 2002, with its corporate offices located in Springboro, Ohio. Mound is in the business of Steel Fabrication (“Steel Fabrication”).

Mound is located in Springboro, Ohio and is a full service structural and miscellaneous steel fabricator. It also manufactures steel stairs and railings, both industrial and architectural quality. The present capacity of the facility is approximately 6,000 tons per year of structural and miscellaneous steel. Mound had been previously known as Mound Steel Corporation, which was started at the same location in 1964.

Mound is focused on the fabrication of metal products. Mound produces structural steel, miscellaneous metals, steel stairs, railings, bar joists, metal decks and the erection thereof. Mound produced gross sales of approximately $7.4 million in 2004. In the steel products segment, steel joists and joist girders, and steel deck are sold to general contractors and fabricators throughout the United States. Substantially all work is to order and no unsold inventories of finished products are maintained. All sales contracts are firm fixed-price contracts and are normally competitively bid against other suppliers. Cold finished steel and steel fasteners are manufactured in standard sizes and inventories are maintained.

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

In addition to the risks identified above the Company also faces risks of its own. The Company is reliant upon identifying, contracting and financing each acquisition it identifies. Since the Company is in its early stages, it may not be able to obtain the necessary funding to continue its growth plan. Additionally, the potential synergies identified with each of the acquisitions may not materialize to the extent, if at all, as initially identified.

Employees

As of April 17, 2008, we employed 71 employees. From time to time, we also retain consultants, independent contractors, and temporary and part-time workers.

We believe our relationship with our current employees is good. Our employees are not represented by a labor union. Our success is dependent, in part, upon our ability to attract and retain qualified management and technical personnel and subcontractors. Competition for these personnel is intense, and we will be adversely affected if we are unable to attract key employees. We presently do not have a stock option plan for key employees and consultants.

Customers

Overall, our management believes that long-term we are not dependent on a single customer. While the loss of any substantial customer could have a material short-term impact, we believe that our diverse distribution channels and customer base should reduce the long-term impact of any such loss.

ITEM 2           DESCRIPTION OF PROPERTY

The following properties are used in the operation of our business:

Our principal executive and administrative offices are located at 1501 Cumberland Gap Parkway, Middlesboro, Kentucky 40965.  Our phone number is (606) 248-7323.  We utilize approximately 2,000 square feet on a month to month lease for $2,000 per month.  This space may not be sufficient for us as we add employees to the corporate staff.  In light of this the corporation will evaluate its office needs and determine the best option as we continue to grow.

In Springboro, Ohio we lease approximately 39,000 square feet pursuant to a five year lease with a stockholder of the company. The lease calls for monthly payments of $16,250 and expires August 31, 2010. The facilities include 34,000 square feet which is used for manufacturing and 5,000 square feet for office space. The space is used by Mound.  The Company is currently in negotiation to acquire the property.

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

ITEM 4                                 SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

	HIGH	LOW

FISCAL YEAR ENDED DECEMBER 31, 2007

First Quarter	0.50	0.17
Second Quarter	0.33	0.11
Third Quarter	0.27	0.13
Fourth Quarter	0.65	0.18

FISCAL YEAR ENDED DECEMBER 31, 2006

First Quarter	0.82	0.33
Second Quarter	0.50	0.50
Third Quarter	0.25	0.25
Fourth Quarter	0.40	0.40

Common Stock

The Company has authorized 100,000,000 shares of common stock with a par value of $.001 per share.  As of December 31, 2007, the Company had 36,567,105 shares of common stock issued and outstanding.

During the year ended December 31, 2007, the Company’s common stock transactions were as follows:

Issued 1,182,000 common shares for services valued at $411,570, including 650,000 shares valued at $211,250 issued to members of the Board of Directors.

The company issued an additional 3,082,000 including the 1,000,000 shares issued in connection with the new CEO employment package and other various services rendered or monies recived during 2007 bringing the total shares issued in 2007 to 4,264,000.

As of April 11, 2008, there were 37,147,105 shares of common stock outstanding.

As of April 11, 2008, there were approximately 774 stockholders of record of our common stock. This does not reflect those shares held beneficially or those shares held in "street" name.

We did not pay cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our business.

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized with a par value of $.001. As of December 31, 2007, the Company has 2,370,000 shares of Series A Convertible Preferred Stock issued and outstanding.  The preferred stock has a face value of $0.25 per share and the basis of conversion is one share of the Company’s common stock for each share of preferred stock.  The preferred stock has liquidation priority rights over all other stockholders.  The preferred shares can be converted at any time at the option of the stockholder, but will convert automatically at the end of three years into the Company’s common stock. All but 120,000 of these preferred shares had been issued as of the end of the year.

Transfer Agent

The Company’s transfer agent and registrar of the common stock is Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034

Warrants

The preferred shares include a Series A and Series B common stock purchase warrant.  The Series A warrant allows the holder to purchase 20% of the number of preferred shares purchased at $0.75 per share; the Series B warrant allows the holder to purchase 20% of the number of preferred shares purchased at $1.00 per share. Both series of warrants are exercisable over a three year period.  The Company can call in the warrants after 12 months if the price of the common stock in the market is 150% of the warrant price for 10 consecutive days. The company had 2,370,000 shares of Series A Convertible Preferred Stock issued and outstanding as of December 31, 2007.

Options

The Company has one employee non-statutory stock option agreement as detailed in Form 8-K filed on June 28, 2007. This particular option was granted with Board approval to Terry L. Lee and contains the option to purchase 1,822,504 shares of common stock at an exercise price of $0.33 over a pro-rata five year basis. All shares issued under this option would be restricted and any portion of the option not exercised by June 26, 2012 will expire.

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

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

*
Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

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

Dividends

We do not anticipate paying dividends on any common shares of stock in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts as the Board of Directors deems relevant. The outstanding preferred shares of stock do carry an annual 10% stock dividend until converted at the option of the stockholder or automatically after three years from the date of purchase.

Recent Sales of Unregistered Securities

In January 2008 the company issued 580,000 shares to 10 individuals in a private placement.

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

     The company issued a total of 4,264,000 shrares of common stock in 2007 including the 1,000,000 shares issued in connection with the new CEO employment package and other various services rendered or monies recived during 2007.

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

ITEM 6          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

The following discussion should be read in conjunction with the financial statements for the year ended December 31, 2007 included with this Form 10-KSB.

The following discussion and analysis provides certain information, which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the year ended December 31, 2007.

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

The Company was originally formed as a non-diversified closed-end management investment company, as those terms are used in the Investment Company Act of 1940 (“1940 Act”). The Company at that time elected to be regulated as a business development company under the 1940 Act.  On December 7, 2001 the Company’s shareholders voted on withdrawing the Company from being regulated as a business development company and thereby no longer be subject to the 1940 Act.

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

On December 27, 2004, the Company acquired 100% of Monarch Homes, Inc., a Minnesota corporation with its corporate headquarters located in Ramsey, MN for $5,000,000. On June 21, 2006, the Company agreed to accept the rescission of the December, 2004 acquisition agreement from Monarch Homes, Inc. effective June 1, 2006.

On December 30, 2004, the Company acquired 100% of Evans Columbus, LLC, an Ohio corporation with its corporate headquarters located in Blacklick, OH for $3,005,000. On June 21, 2006, the Company agreed to accept the rescission of the December, 2004 acquisition agreement from Evans Columbus, LLC effective March 31, 2006.

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

In the event the common stock of the Company is not trading at a minimum of $4.00 as of December 31, 2005, the Company was required to compensate the original Karkela shareholders for the difference in additional stock.  As a result of the aforementioned, the Company issued the former Karkela shareholders 262,500 shares of common stock on March 20, 2006. On November 1, 2007, the Company elected to discontinue efforts with respect of the December, 2004 acquisition agreement from Karkela Construction, Inc. effective June 30, 2007.

On July 29, 2005, the Company entered into a binding Stock Purchase Agreement with Steven Persinger, an individual, to acquire all the issued and outstanding shares of common stock of Persinger Equipment, Inc., a Minnesota corporation (“Persinger”) for $4,735,000.  The Company abandoned its plans to acquire Persinger Equipment, Inc in January 2007.

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

On September 21, 2005, the Company entered into a binding Acquisition Agreement with Terry L. Lee and Gary D. Lee, individually, to acquire all the issued and outstanding shares of common stock of Lee Oil Company, Inc., a Virginia corporation, Lee Enterprises, Inc., a Kentucky corporation and Lee’s Food Marts LLC, a Tennessee Limited Liability Company, (collectively hereinafter "Lee Oil Company") for $6,000,000.00.  The Company is currently renegotiating the final terms of the acquisition agreement. On June 27, 2007 , Terry Lee was named CEO of the Company.

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

Results of Operations

Revenues: Our consolidated revenues increased $2,190,819, or 18%, to $14,112,726 in 2007 compared to $11,921,907 for the prior year. One of the primary reasons for the increase in the sales figures as well as the cost of goods sold would be the increase in the cost of raw materials related to the steel industry. Contracts are bid with an escalating clause in order to cover such increase. Additionally, the jobs scheduled for the steel fabrication business were booked well in advance for most of 2007 and into 2008. Having the ability to schedule the work ahead of time makes the operations a little more efficient and more can naturally get done in the same amount of time without requiring more resources.

Share-Based Compensation: The largest difference in the expenses was the reduction in share-based compensation from $2,982,278 in 2006 to $806,878 in 2007, or a 73% reduction in those expenses. This helped the company to lower the operating loss from ($2,555,232) in 2006 to ($1,016,231) in 2007.

Discontinued Operations: The Company is trying to lower expenses even more by discontinuing the operations that were not generating a positive cash flow and causing a drain on the profitable operations. The last of the construction segments, Karkela, was discontinued effective June 30, 2007. Two other related segments had been discontinued in 2006.

Rent: The Company is currently leasing the building in Springboro, OH for $16,250 per month and is currently negotiating with the owner to purchase the building. This should allow for a reduction of the rent expense of $195,000 per year with no additional maintenance. The sale is expected to be completed sometime in the second quarter.

Depreciation and Amortization: Depreciation and amortization increased from $59,864 in 2006 to $67,557 in 2007. One of the causes for this increase would be the Company recording a capitalized lease on individual overhead cranes at the steel fabrication shop in Springboro.

Loss per Common Share: Our earnings per common share fell from a profit of $.16 per share in 2006 to a loss per common share of ($.03) in 2007. The dramatic change in earnings per common share can be attributed to (i) a $6,970,905 gain from discontinued operation in 2006 as compared to a gain of $213,721 from discontinued operations in 2007 and (ii) the preferred stock dividends declared in 2007 of $162,286.

Liquidity and Capital Resources
As reflected in our consolidated financial statements, we incurred a loss of ($1,038,832) in 2007 as compared to a profit of $4,103,133 in 2006.

In response to these conditions, commencing in June 2007, our Board of Directors initiated the restructuring of our management, led by the replacement of our Chief Executive Officer. Our executive restructuring further included the replacement of our Chief Financial Officer. Led by our newly appointed CEO and supported by our Board of Directors, our restructured management team has developed a strategic plan to alleviate our liquidity shortfalls, curtail expenses and, ultimately, achieve profitability. Since June 2007, execution of this plan has included the substantial curtailment of operating costs and expenses, principally in the area of outside consultants and professionals. However, in addition to the restructuring of our current operations, we are currently evaluating certain substantial financing arrangements, performing due diligence procedures on certain acquisition candidates and carefully considering other strategic initiatives to bring the Company into a state of profitability and continued growth.

Subsequent Events

The Company filed a Form 4 on March 10, 2008 relating to Jerry Gruenbaum no longer being subject to Section 16 reporting requirements.

The Company filed a Form 8-K on March 11, 2008 relating to the appointment of Randy Frevert as a director of the company in order to fill the vacancy left when Jerry Gruenbaum resigned from the Board of Directors.

ITEM 7. FINANCIAL STATEMENTS

HEARTLAND, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEAR ENDED
DECEMBER 31, 2007

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Heartland, Inc.
Cumberland Gap, Tennessee

We have audited the accompanying consolidated balance sheets of Heartland, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2007.  Heartland, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the consolidated financial statements, the Company has a loss from continuing operations of $1,090,267 in 2007 and an accumulated deficit of $14,958,608 at December 31 2007, and there are existing uncertain conditions which the Company faces relative to its obtaining capital in the equity markets.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note A.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC
__________________________

Middletown, NJ
April 10, 2008

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
CURRENT ASSETS	2007	2006
Cash	$216,570	$249,209
Accounts receivable net of allowance for doubtful
accounts of $187,680 and $196,376, respectively	3,188,591	2,902,851
Costs and estimated earnings in excess of billings on
uncompleted contracts	311,899	553,577
Inventory	904,409	858,191
Prepaid expenses and other	1,259	1,000
Total current assets	4,622,728	4,564,828

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $509,392 and $523,838, respectively	701,168	919,655

OTHER ASSETS
Other assets	426,321	4,149
Total other assets	426,321	4,149

Total assets	$5,750,217	$5,488,632

See accompanying notes to financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,

	2007	2006
CURRENT LIABILITIES
Convertible promissory notes payable	$53,450	$63,450
Current portion of notes payable	24,604	39,471
Current portion of notes payable to related parties	89,156	87,903
Current portion of capital lease	8,320	--
Accounts payable	2,167,027	1,992,978
Obligations to related parties	12,008	50,000
Accrued payroll and related taxes	292,769	683,073
Accrued interest	124,847	51,278
Accrued expenses	587,942	243,902
Billings in excess of costs and estimated earnings on uncompleted contracts	195,432	253,497
Net liabilities of entities discontinued	--	213,721
Total Current Liabilities	3,555,555	3,679,273
LONG-TERM OBLIGATIONS
Notes payable, less current portion	180,799	428,501
Notes payable to related parties, less current portion	403,607	475,005
Capital leases, less current portion	26,571	--
Total Long Term Liabilities	610,977	903 j06
STOCKHOLDERS’ EQUITY
Preferred stock $0.001 par value 5,000,000 shares authorized, 2,370,000 shares issued and outstanding	2,370	--
Additional paid-in capital – preferred stock	713,567	--
Common stock, $0.001 par value 100,000,000 shares authorized; issued and outstanding 36,567,105 and 32,303,105 shares at
December 31, 2007 and 2006, respectively	36,566	32,303
Additional paid-in capital	15,789,790	14,832,175
Accumulated deficit	(14,958,608)	(13,958,625)
Total Stockholders’ Equity	1,583,685	905,853
Total Liabilities and Stockholders’ Equity	$5,750,217	$5,488,632

See accompanying notes to financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2007	2006
REVENUE - SALES	$14,112,726	$11,921,907
COSTS AND EXPENSES
Cost of goods sold	12,641,424	10,098,960
Selling, general and administrative expenses	2,419,976	4,318,315
Depreciation and amortization	67i57	59,864
Total Costs and Expenses	15,128,957	14,477,139
NET OPERATING LOSS	(1,016,231)	(2,555,232)
OTHER INCOME (EXPENSE)
Other income	10,945	110,849
Gain (loss) on disposal of property, plant and equipment	32,763	(3,540)
Interest expense	(117,744)	(419,849)
Total Other Income (Expense)	(74,036)	(3 12i40)
LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(1,090,267)	(2,867,772)
FEDERAL AND STATE INCOME TAXES	--	--
LOSS FROM CONTINUING OPERATIONS	(1,090,267)	(2,867 ,772)
DISCONTINUED OPERATIONS:
Income from discontinued operations (net of income tax expense of $0)	82,196	84,800
Gain on disposal of discontinued operations (net of income tax expense of $0)	131,525	4,004,060
Loss from discontinued operations of VIEs (net of income tax expense of $0)	--	(12,692)
Gain on disposal of discontinued operations of VIEs (net of income tax expense of $0)	--	2,894,737
Total discontinued operations	213,721	6,970,905
NET (LOSS) INCOME	(876,546)	4,103,133
LESS: Preferred Dividends	(162,286)	--
NET (LOSS) INCOME AVAILABLE TO COMMON
STOCKHOLDERS	$(1,038,832)	$4,103,133
EARNINGS (LOSS) PER COMMON SHARE
Continuing operations
Basic and diluted	$(.04)	$(.12)
Net income (loss)
Basic and diluted	$(.03)	$0.16
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	35,223,242	24,923,495

See accompanying notes to financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations before income taxes	$(1,090,267)	$(2,867,772)
Adjustments to reconcile net loss to cash flows used in operating activities:
Share-based compensation	806,878	2,982,278
(Gain)/loss on disposal of property, plant and equipment	(32,763)	3,540
Depreciation and amortization	67,557	59,864
Acquisition deposits	--	50,000
Changes in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(285,740)	(1,247,886)
Costs in excess of billings on uncompleted contracts	241,678	(522,285)
Inventory	(46,218)	(171,680)
Prepaids and other	(259)	105,000
Other assets	(1,130)	13,203
(Decrease) increase in:
Accounts payable	194,049	989,808
Obligations to related parties	(7,992)	19,350
Accrued payroll taxes	(390,304)	178,329
Accrued interest	73,569	307,839
Accrued expenses	344,040	(120,983)
Billings in excess of costs on uncompleted contracts	(58,065)	1 18J61
Cash (used in) continuing operations before income taxes	(184,967)	(103,234)
Discontinued operations
Income before income taxes	213,721	6,968,093
(Decrease) increase in net liabilities of entities discontinued	(213,721)	(630,904)
Gain on rescission of acquisitions	--	(6,335,000)
Cash provided by discontinued operations	--	2j89
NET CASH (USED IN) OPERATING
ACTIVITIES	(184,967)	(101,045)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposition of property, plant and equipment	177,715	--
Payments for other assets	(415,029)	--
Payments for property, plant and equipment	(177j34)	(44,336)
NET CASH PROVIDED BY (USED IN) INVESTING
ACTIVITIES	(414,448)	(44,336)

See accompanying notes to financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	December 31,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on convertible promissory notes payable	(10,000)	(166,985)
Payments on notes payable	(48,220)	(36,698)
Payments on notes payable to related parties	(70,145)	(49,037)
Payments of obligations by related party	--	50,000
Payment on capital lease obligation	(2,359)	--
Proceeds from issuance of common stock	135,000	509,850
Proceeds from issuance of preferred stock	562,500	--
NET CASH PROVIDED BY
FINANCING ACTIVITIES	566,776	307j30
(DECREASE) INCREASE IN CASH	(32,639)	161,749
CASH, BEGINNING OF YEAR	249,209	87,460
CASH, END OF YEAR	$216,570	$249,209

See accompanying notes to financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	December 31,
	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$44,174	$112,010
Taxes paid	--	--
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for services	734,790	2,982,278
Issuance of common stock in payment of convertible promissory notes payable		1,450,265
Issuance of common stock in payment of accrued interest		179,438
Issuance of common stock for payment of obligations to related parties	50,000	--
Issuance of preferred stock for services	30,000	--
Preferred stock dividend from imbedded beneficial conversation feature	123,437	--
Issuance of common stock and options for executive compensation	42,088	--
Purchase of equipment with a capital lease	37,250	--
Purchase of equipment under trade-in	13,000	--
Purchase of equipment with a note payable	23,823	--
Payment of note payable upon sale of property	225,172	--
Payment for other assets upon sale of property	6,013	--
Payment of accounts payable by related party	20,000	--

See accompanying notes to financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2007 and 2006

	Preferred Stock		Additional Paid - In	Common stock		Additional paid in	Accumulated
	Shares	Capital	Capital	Shares	Capital	Capital	Deficit	Total
Balance, December 31, 2005	--	$--	$--	23,746,024	$23,746	$16,053,901	$(18,061,758)	$(1,984,111)
Issuance of common stock for conversion of convertible notes at $.50 per share	--	--	--	2,900,530	2,900	1,447,365	--	1,450,265
Issuance of common stock for cash at $.17 to $.38 per share	--	--	--	1,666,940	1,667	508,183	--	509,850
Issuance of common stock for services rendered to the company at $.25 to $.75 per share	--	--	--	5,230,735	5,231	2,977,047	--	2,982,278
Issuance of common stock for payments of interest on convertible notes	--	--	--	358,876	359	179,079	--	179,438
Common stock cancelled upon rescission of certain acquisitions	--	--	--	(1,600,000)	(1,600)	(6,333,400)	--	(6,335,000)
Net income for the year ended
December 31, 2006	--	--	--	--	--	--	4j03j33	4j03j33
Balance December 31, 2006	--	$--	$--	32,303,105	$32,303	$14,832,175	$(13,958,625)	$905,853

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2007 and 2006

	Preferred Stock		Additional Paid - In	Common stock		Additional paid- in	Accumulated
	Shares	Capital	Capital	Shares	Capital	Capital	Deficit	Total

Balance December 31, 2006	--	$--	$--	32,303,105	$32,303	$14,832,175	$(13,958,625)	$905,853
Issuance of common stock for cash at $.20 - $.325 per share	--	--	--	696,538	696	134,304	--	135,000
Issuance of common stock to Chief Executive
Officer for accrued salary at $.50 per share	--	--	--	120,000	120	59,880	--	60,000
Issuance of common stock for the settlement of amounts owed at $.36 per share	--	--	--	77,000	77	27,643	--	27,720
Issuance of common stock to related party for services rendered at $.24 per share	--	--	--	250,000	250	59,750	--	60,000
Issuance of common stock to Chief Executive
Officer per employment agreement at $. 18 per share	--	--	--	1,000,000	1,000	--	--	1,000
Issuance of common stock for services rendered at $.19 - $.40 per share	--	--	--	1,316,616	1,316	374,504	--	375,820
Issuance of common stock for repayment of loans at $.325 per share	--	--	--	153,846	154	49,846	--	50,000
Issuance of common stock to directors for services rendered at $.325 per share	--	--	--	650,000	650	210,600	--	211,250
Issuance of preferred stock for cash at $.25 per share	2,250,000	2,250	560,250	--	--	--	--	562,500
Issuance of preferred stock for services at $.25 per share	120,000	120	29,880	--	--	--	--	30,000
Preferred stock dividends	--	--	123,437	--	--	--	(123,437)	--
Share based compensation	--	--	--	--	--	41,088	--	41,088
Net loss for the year ended
December 31, 2007	--	--	--	--	--	--	(876i46)	(876,546)
Balance at December 31, 2007	2,370,000	$2,370	$713,567	36,567,105	$36,566	$15,789,790	$(14,958,608)	$1,583,685

See accompanying notes to financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE A -	PRINCIPLES OF CONSOLIDATION AND NATURE OF BUSINESS

The consolidated financial statements include the accounts of Heartland, Inc. (formerly International Wireless, Inc.) (“Heartland”) and its wholly owned subsidiary, Mound Technologies, Inc. (“Mound”) a steel fabricator acquired in December, 2003.

Karkela Construction, Inc., a commercial construction contractor, acquired in December 2004 has been discontinued effective July 1, 2007.

Going Concern Uncertainty and Management’s Plans

As reflected in the accompanying financial statements, the Company had a loss from continuing operations of $1,090,267 and an accumulated deficit of $14,958,608 for the year ended and as of December 31, 2007.  The Company is currently seeking financing in order to acquire additional profitable companies.  Failure to raise equity capital or secure some other form of long-term debt arrangement would prohibit the Company from acquiring additional profitable companies.  There are no assurances that the Company will succeed in obtaining equity or debt financing or if it is successful that it will be able to locate favorable companies to acquire.

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

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE B -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE B -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Share-Based Compensation

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

The Company accounts for stock issued for services using the fair value method.  In accordance with  Emerging Issues Task Force (“EITF”) 96-18, the measurement date of shares issued for service is the date at which the counterparty’s performance is complete.

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

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed.  The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.

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

Reclassificaiton

Certain amounts in the 2006 Financial Statements have been reclassified to conform to the presentation used in the 2007 Financial Statements.

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE B -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined what impact, if any, that adoption will have on results of operations, cash flows or financial position.

In June 2007, the FASB ratified the Emerging Issues Task Force (EITF) consensus on Issue No. 06-11,
“Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). Effective January 1, 2008, EITF 06-11 requires on a prospective basis that the tax benefit related to dividend equivalents paid on restricted stock and restricted stock units which are expected to vest be recorded as an increase to additional paid-in capital. Prior to January 1, 2008, the Company accounted for this tax benefit as a reduction to income tax expense. The adoption of EITF 06-11 will not have a material impact on the Company’s financial condition and results of operations.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 requires that the expected net future cash flows related to servicing of a loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The adoption of SAB 109 is on a prospective basis and effective for the Company’s loan commitments measured at fair value through earnings which are issued or modified after January 1, 2008. The adoption of SAB 109 will not have a material impact on the Company’s financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 160, '“Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”.  The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the following changes.  The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity.  The amount of consolidated net income attributable to the parent and to the noncontrolling interest be dearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is initially measured at fair value.  The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  The changes to current practice resulting from the application of SFAS No. 160 is effective for financial statements issued for fiscal years beginning alter December 15, 2008, and interim periods within those fiscal years.  The adoption of SFAS No. 160 before December 15, 2008 is prohibited.  The Company has not evaluated the effect, if any, that SFAS No. 160 will have on its financial statements.

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE B -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 141(R), 'Business Combinations - Revised,' that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.   To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontroling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited.  The Company does not expect the adoption of SFAS No. 141(R) to have a material effect on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. We do not anticipate the adoption of SFAS No. 161 will have a material effect on the Company’s financial statements.

NOTE C -	INVENTORY

Inventory consists of the following:

	December 31,
	2007	2006
Raw material	$885,183	$824,824
Work in process	16,961	30,421
Finished goods	2,265	2,946
	$904,409	$858,191

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE D –	UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:
	December 31,
	2007	2006
Costs incurred on uncompleted contracts	$4,546,687	$7,171,771
Estimated earnings	1,525,310	1,075,654
	6,071,997	8,247,425
Billing to date	5,955,530	7,947,345
	$116,467	$300,080
These amounts are reflected in the balance sheet as follows:
Costs and estimated earnings in excess of billings on uncompleted contracts	$311,899	$553 ,577
Billings in excess of costs and estimated earnings on uncompleted contracts	$(195,432)	$(253,497)

NOTE E -	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following:

	December 31,		Years of Average
	2007	2006	Useful Life
Land	$35,998	$73,400	--
Leasehold improvements	91,830	91,830	31.5
Buildings	374,002	762,600	37.5
Furniture and fixtures	132,973	114,426	5-7
Machinery and equipment	430,192	324,874	5-12
Automotive equipment	90,315	76,363	5
Equipment held under capital lease	55,250	--	8
	1,210,560	1,443,493
Less: accumulated depreciation	509,392	523,838
	$701,168	$919,655

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE F –	OTHER ASSETS

The Company is currently in negotiations to acquire the property where the Mound Facilities are located from the current owner who is a stockholder of the Company.  In consideration of the purchase, the Company will assume certain outstanding debts secured by the property, including mortgages and any liens for real estate taxes and assessments.  At December 31, 2007, these payments amounted to $421,042 and will be allocated to the building and other costs upon completion of the purchase.

NOTE G -	BANK LINES OF CREDIT

A Company subsidiary has a $500,000 line of credit with a bank expiring July 27, 2008 of which the entire amount was available at December 31, 2007.  The line bears interest at one month Libor plus 2% as published on the first day of the month in the Wall Street Journal.  The Libor rate at December 31, 2007 was 4.28%.  The line is secured by all assets of the Company.  No amounts were due on this line at December 31, 2007.

NOTE H -	CONVERTIBLE PROMISSORY NOTES PAYABLE

The Company issued $734,150 and $1,026,550 in convertible promissory notes payable to various individuals and organizations in 2005 and 2004, respectively. During 2007, the Company paid off $10,000 of convertible promissory notes.  During 2006, the Company converted $1,450,265 of convertible promissory notes into 2,900,530 shares of common stock.  Also, during 2006 the Company paid off $166,985 of convertible promissory notes and issued 358,876 shares of common stock as payment for $179,438 of interest on the notes. The notes are unsecured, due within 1 year from date of issue, and bear interest at the rate of 10%.  The notes can be converted into common stock of the Company, generally at $0.50 per share.  The amounts due at December 31, 2007 and 2006 amount to $53,450 and $63,450, respectively.  At December 31, 2007, the Company was in default on these convertible notes.

NOTE I -	NOTES PAYABLE

Notes payable consist of the following:

	December 31,
	2007	2006
Notes payable to banks due February 2010 and March 2010, payable in 72 monthly installments of $734 and $284 including interest at 6.17% and 6.27%, respectively. The notes are collateralized by transportation equipment	$24,915	$35,937

Mortgage notes payable to a bank due March 2017 and May 2017, payable in 180 monthly installments of $2,260 and $2,739 including interest at 7.50% and 7.25%, respectively. The notes are collateralized by buildings. During 2007, the company sold the building which had the May 2017 mortgage payable.	180,488	432,035

Less: current portion	205,403	467,972

	24,604	39,471

Long-term portion	$180,799	$428,501

At December 31, 2007, minimum future principal payments over the next five years and in the aggregate are as follows:

Year	Amount
2008	$24,604
2009	26,912
2010	18,923
2011	17,589
2012	18,955
Thereafter	98,420
Total	$205,403

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE J –	CAPITAL LEASE OBLIGATION

The Company is a lessee of machinery and equipment under a capital lease expiring in 2011 with an implied interest rate of 24.18%. The asset and liability under capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset.  The asset is amortized over its estimated productive life.  Amortization of the asset under capital lease is included in depreciation expense.

Property and equipment held under capital lease:
Machinery and equipment	$55,250
Less accumulated amortization	(2,167)
Net	$53,083

Minimum future lease payments under capital lease as of December 31, 2007 for each of the next five years in the aggregate are:

2008	$15,876
2009	15,876
2010	15,876
2011	2,647
Net minimum lease payment	50,275
Less amount representing interest	(15,384)
Present value of net minimum lease payments	$34,891
Less current portion	8,320
Long term portion	$26,571

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE K -	RELATED PARTY TRANSACTIONS

Obligations to Related Parties

During, 2007 and 2006, a stockholder of the company paid certain obligations on behalf of the company in the amount of $20,000 and $50,000, respectively.  During 2007, the stockholder was repaid $57,992 of which $50,000 was repaid with 153,846 shares of common stock.  The amounts due at December 31, 2007 and 2006 amounted to $11,008 and $50,000, respectively.

Notes Payable to Related Parties

	2007	2006
During 2005, obligations to a related party and accrued rent in the amounts of $45,907 and $205,907, respectively were converted to a note payable. The note is payable in 120 monthly installments in the amount of $2,796 and bears interest at the rate of 6.00%	209,270	$229,588

During 2005, obligations to related party in the amount of $425,000 was converted to a note payable. The note is payable in 90 monthly installments in the amount of $4,152 and is non-interest bearing	265,743	315,570

Obligations to two related parties in the amount of $27,750. The notes are payable on demand and bear interest at the rate of 7%	17,750	17,750

Total	492,763	562,908

Less: current maturities	89,156	87,903

Long-term portion	$403,607	$475,005

At December 31, 2007, minimum future principal payments over the next five years and in the aggregate are as follows:

Year	Amount
2008	$89,156
2009	72,737
2010	74,150
2011	75,650
2012	77,243
Thereafter	103,827
Total	$492,763

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE K-	RELATED PARTY TRANSACTIONS (CONTINUED)

Transactions With Related Parties

Issued 250,000 common shares to a related party for services rendered valued at $60,000.

Issued 120,000 common shares to Chief Executive Officer for accrued salary valued at $60,000.

Issued 1,000,000 common shares to Chief Executive Officer for five year employment contract valued at $180,000 [See Note Q].

NOTE L-	STOCKHOLDERS’ EQUITY

Preferred Stock
In January 2007, the Board of Directors approved the authorization of 5,000,000 shares of Series A Convertible Preferred Stock - par value $0.001.  As of December 31, 2007, the Company has 2,370,000 shares of Series A Convertible Preferred Stock issued and outstanding.  The preferred stock has a face value of $0.25 per share and the basis of conversion is one share of the Company’s common stock for each share of preferred stock.  The preferred stock has liquidation priority rights over all other stockholders.  The preferred shares can be converted at any time at the option of the stockholder, but will convert automatically at the end of three years into the Company’s common stock.

The preferred shares carry a 10% annual stock dividend for the three years they are outstanding prior to conversion.  The Preferred dividend in arrears for the year ended December 31, 2007 was $38,849.

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

During the quarter ended June 30, 2007, the Company sold 1,640,000 shares of Series A Preferred and received proceeds of $410,000.  In addition, 120,000 shares of Series A Preferred were issued for services valued at $30,000.

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE L	STOCKHOLDERS EQUITY (Continued)

Preferred Stock (Continued)
Included with the Series A Preferred were 474,000 Series A warrants and 474,000 Series B warrants.  The Series A and Series B warrants were valued at $123,347 using the Black-Scholes option-pricing model and such amount is included in Additional Paid in Capital – Preferred Stock. The assumptions used were as follows:

Expected Life                                                      3 years
Expected Volatility                         109.80% - 111.84%
Risk Free Interest Rate                                           2.5%
Expected Dividends                                                     --

At December 31, 2007, there were 474,000 Series A warrants and 474,000 Series B warrants outstanding.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5), the Company recognized an imbedded beneficial conversion feature present in the Series A Convertible Preferred Stock.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured an aggregate of $123,437 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and as a dividend to the holders of the Series A Convertible Preferred Stock issued during the year ended December 31, 2007.

Common Stock

The Company has authorized 100,000,000 shares of common stock with a par value of $.001 per share.  As of December 31, 2007, the Company had 36,567,105 shares of common stock issued and outstanding.

During the year ended December 31, 2007, the Company’s common stock transactions were as follows:

Issued 1,182,000 common shares for services valued at $411,570, including 650,000 shares valued at $211,250 issued to members of the Board of Directors.

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE L	STOCKHOLDERS EQUITY (Continued)

Common Stock (Continued)

Issued 635,000 common shares for cash of $115,000, including 210,000 shares issued for cash previously received.

Issued 77,000 shares of common stock for the settlement of amounts owed of $27,720.

Issued 400,000 common shares for $20,000 in cash, $50,000 in loan repayments and $60,000 of services.

Issued 600,000 common shares for services valued at $115,500.

Per an Executive Employee Agreement (see Note Q) the Company issued 1,000,000 common shares valued at $180,000. The Company also granted five year employee non-statutory stock options to purchase 1,822,504 shares of common stock at an exercise price of $.33 per share.  The options were valued at $240,883 using the Black-Scholes option–pricing model.  The total amount of $420,883 is being amortized over five years.  $42,088 has been included in common stock and additional paid-in capital. The assumptions used were as follows

Expected Life	5 years
Expected Volatility	111.84%
Risk Free Interest Rate	2.5%
Expected Dividends	--

Issued 250,000 common shares to a related party for services rendered valued at $60,000.

Issued 120,000 common shares to the chief executive officer for accrued salary valued at $60,000.

2006

In June 2006, the Company agreed to accept the rescissions of the December 2004 acquisition agreements with Evans Columbus, LLC effective March 31, 2006 and with Monarch Homes, Inc. effective June 1, 2006. As a result, 1,600,000 shares of the Company’s common stock issued for the acquisitions (600,000 – Evans and 1,000,000 – Monarch) were cancelled.

In November 2006, the Company, based upon prior approval of the Board of Directors, issued 200,000 shares of its common stock to both its Chief Executive Officer and its Chief Financial Officer. The 400,000 shares were valued at $0.575 per share and an amount of $230,000 was charged as stock based compensation.

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE L	STOCKHOLDERS EQUITY (Continued)

2006

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

NOTE M-	INCOME TAXES

The Company has elected as of December 31, 2005, to file a consolidated Federal income tax return.  Certain pre-acquisition net operating loss carryforwards are limited under Section 382 of the Internal Revenue Code due to the significant ownership changes resulting from the acquisitions. The carryforward losses available to the Company from losses incurred in the parent corporation, Heartland, Inc., and any losses from its wholly owned subsidiary resulting subsequent to the respective acquisition dates  as of December 31, 2007 aggregate approximately $5,842,000 to offset future taxable income of which $450,000 expires in 2024, $3,268,000 expires in 2025, $637,000 expires in 2026, and $1,487,000 expires in 2027.

The Federal and State income tax provision (benefit) is as follows:

	2007	2006
Current:

Federal	$--	$--
State	--	--
Total Current Expense	--	--
Deferred:
Federal	--	--
State	--	--
Total Deferred Benefit	--	--
Federal and State income tax benefit	$--	$--

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE M-	INCOME TAXES (CONTINUED)

Temporary differences which give rise to deferred taxes are summarized as follows for the years ended December 31, 2007 and 2006:

	2007	2006
Allowance for doubtful accounts	$75,072	$78,550
Deferred revenues	(610,124)	(391,565)
Vacation accrual	4,452	6,149
Net operating losses	2,337,000	1,742,000
Net deferred tax assets	1,806,400	1,435,134
Less: Valuation allowance	(1,806,400)	(1,435,134)
Net	$--	$--

The parent company has recorded a full valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized since the generation of future taxable income is not assured beyond a reasonable doubt.  The valuation allowance increased (decreased) in the amount of approximately $371,000 and $(84,000) for the years ended December 31, 2007 and 2006, respectively.

There is no significant difference between the effective income tax rate and the statutory Federal income tax rate.

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). There was no impact on the Company's  consolidated  financial  position,  results of operations or cash flows at December 31, 2006 and for the year then ended, as a result of  implementing  FIN 48. At the adoption date of January 1, 2007, the Company did not have any unrecognized tax benefits.  The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of January 1, 2007, the Company had no accrued interest or penalties.  The Company  currently has no federal or state tax  examinations  in progress  nor has it had  any  federal  or  state  tax  examinations  since  its inception.  All of the Company's tax years are subject to federal and state tax examination.

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE N -	COMMITMENTS AND CONTINGENCIES

Leases

The Company leased its former corporate office space in Plymouth, Minnesota pursuant to a four year lease which expires on December 31, 2009.  The lease calls for monthly payments of $2,347 in 2008 and $2,389 in 2009.  In addition, the Company is responsible for its pro-rata share of real estate taxes and operating expenses.  During 2006,  the Company relocated its corporate office and the lease was assumed by an unrelated third party.  The company remains contingently liable under the terms of the lease.

The Company leases the Mound Facilities from a stockholder of the Company.  The lease calls for monthly payments of $16,250 and expires August 31, 2010.

Minimum Future lease payments under the leases are as follows:

For the Years Ending December 31,	Related
	Unrelated	Party

2008	$28,160	$195,000
2009	28,672	195,000
2010	--	130,000
Total	$56,832	$520,000

Rent expense amounted to $164,941 and $111,158 for the years ended December 31, 2007 and 2006.

.
HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE O -	CONCENTRATION OF CREDIT RISK

Cash accounts are generally held in FDIC insured banks.  The Company’s cash accounts in certain banks exceed the FDIC insured limit of $100,000.  At December 31, 2007 and 2006, the at risk amounts the Company had were approximately $179,000 and $568,000, respectively.

NOTE P –	DISCONTINUED OPERATIONS

In November 2007, in connection with the Company’s default under the terms of the acquisition note owed to the former owner of Karkela Construction, Inc. and the former owner’s intention to foreclose on the related security interest, the Company elected to discontinue efforts with respect to Karkela and forfeit the security interest pledged, the assets of Karkela including 100% of the equity interest of Karkela.  As a result, effective July 1, 2007, Karkela’s operations, which comprised the construction and property management segment, have been discontinued and Karkela is no longer a subsidiary of the Company.  As a result, the steel fabrication business comprises all of the operations of the company and no segment information is presented.

On June 21, 2006, the Company agreed to accept rescissions of the December 2004 acquisition agreements from Evans Columbus, LLC effective March 31, 2006 and from Monarch Homes, Inc. effective June 1, 2006.  Additionally, in the second quarter of 2006 the company concluded that it was no longer the primary beneficiary of the three entities previously reported as VIE’s, Mundus, Wyncrest and PAR.  Evans’ business was manufacturing and Monarch was included in the construction and property management segment.  Revenues, pre tax profit (loss) and net assets (liabilities) on the discontinued entities are as follows:

2007	Karkela

Revenue	$4,388,948

Pre tax profit (loss)	84,008

Net assets (liabilities)	--

2006	Karkela	Evans	Monarch	PAR	Wyncrest	Mundus

Revenue	$8,302,360	$2,416,738	$1,844,709	$--	$--	$--
Pre tax profit (loss)	84,008	792	$--	(12,692	$--	$--
Net assets(liabilities)	(213,721)	--	--	--	--	--

HEARTLAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE Q	EMPLOYEMENT AGREEMENT

Effective June 27, 2007, the Company entered into an employment agreement with its new chief executive officer [“CEO”].  The Agreement has a five year term with an annual base salary of $120,000.  Additional terms include the issuance of 1,000,000 shares of common stock and five year non-statutory stock options to purchase 1,823,504 shares of common stock at an exercise price of $.33 per share.  Effective December 31, 2007, the Company issued 120,000 shares of common stock to the CEO at $0.50 per share for accrued salary of $60,000.

The fair value of the common stock ($180,000) and employee non-statutory stock option ($240,833) will be expensed over the five year term of the agreement.  Expense for the year ended December 31, 2007 was $42,088.

The options were valued at the date of grant using the Black-Scholes option–pricing model.  The assumptions used were as follows:

Expected Life 5 years
Expected Volatility 111.84%
Risk Free Interest Rate 2.5%
Expected Dividends --

NOTE R	LETTER OF INTENT

On September 28, 2007, the Company entered into a letter of intent with Harris Oil Co, Inc. (“Harris”) and DHS Development, LLC (“DHS”) (collectively “the sellers”) to purchase certain assets of the sellers on or before December 31, 2007, unless extended.  The purchase price of $4,100,000 is for the following assets:

•	All equipment, supply contracts and other assets of Harris;
•	Three convenience store sites of DHS located in Cookeville, TN, Hartsville, TN and Sparta, TN;
•	30 year supply contracts on remaining DHS locations with a right of first refusal for purchase;
•	10 year purchase option on remaining DHS locations if no bona fide third party offer has been received at an agreed upon appraised value;
•	The letter of intent calls for the completion of definitive documentation, completion of due diligence, and the completion of a US GAAP audit of the sellers’ companies prior to December 31, 2007.

NOTE S–	SUBSEQUENT EVENTS

In January and February 2008, the company sold 580,000 common shares at $.50 per share and received proceeds of $290,000.  A member of the Board of Directors received a 10% commission totaling $29,000 for the sale of the common shares.

Currently, the terms of the original letter of intent with Harris and DHS has expired.  The Company is seeking financing to fund the acquisition and if such attempts are successful management plans to enter into a new letter of intent if the terms remain favorable.

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

No accountant’s report on the financial statements for the past two years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except such reports did contain a going concern qualification; such financial statements did not contain any adjustments for uncertainties stated therein. In addition, MC did not advise the Company with regard to any of the following:

1.           That information has come to their attention, which made them unwilling to rely on management’s representations, or unwilling to be associated with the financial statements prepared by management; or

2.           That the scope of the audit should be expanded significantly, or information has come to the accountant’s attention that the accountant has concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, except as indicated in the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent audited financial statements, and the issue was not resolved to the accountant’s satisfaction prior to its resignation or dismissal.  During the most recent two fiscal years and during any subsequent interim periods preceding the date of each engagement, we have not consulted MC regarding any matter requiring disclosure under Regulation S-K, Item 304(a)(2).

ITEM 8A AND 8A (T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

ITEM 8A AND 8A (T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee as of December 31, 2007.

In 2007, the Company engaged a new chief executive officer and chief financial officer.  As a result, new management has only recently begun to address these deficiencies.  Management determined that the lack of an Audit Committee of the board of directors of the Company also contributed to insufficient oversight of our accounting and audit functions.

.
In order to correct the foregoing deficiencies, we have taken the following remediation measures:

•
In 2007, we engaged Mitchell Cox, our new CFO.  Mr. Cox has extensive experience in internal control and U.S. GAAP reporting compliance, and together with our chief executive officer will oversee and manage our the financial reporting process and required training of the accounting staff.

•
We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources before end of 2007. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

•	In 2008, we intend to appoint additional directors with to serve on an audit committee.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

Except for a material weakness in our revenue recognition, our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statement as of December 31, 2007.  The material weakness in revenue recognition related to duplicate billing and calculation of percentage of completion, which weaknesses have been addressed by the Company.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.          OTHER INFORMATION

None.

PART III

ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers of our Company are set forth below. The directors held office for their respective term and until their successors were duly elected and qualified. Vacancies in the existing Board were filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	With Company Since	Director/Position
Terry L. Lee	53	06/2007	CEO, Chairman of the Board

Thomas C. Miller	52	12/2003	Secretary and Director

Mitchell L. Cox, CPA	46	09/2007	Chief Financial Officer

Trent Sommerville	40	12/2003	Director

Kenneth B. Farris	58	01/2004	Director

MR. TERRY L. LEE - CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD

Prior to joining the Company, from 1995 to the present, Mr. Lee has served as the President and Chief Executive Officer of Commercial Bank where he is responsible for the management of $426 million in assets, 14 locations and 151 employees.  In 1989, prior to his appointment as Chief Executive Officer in 1994, Mr. Lee began his career with Commercial Bank as a bookkeeper where he eventually moved to Vice President - Marketing in 1991, Vice president – Loan Officer in 1991 and Senior Vice President – Senior Lending Officer in 1992.  In addition to serving as the Chief Executive Officer and President of Commercial Bank, Mr. Lee serves as the Chief Executive Officer and President of Lee Oil Company, Inc., Lee Enterprises, Inc., Lee’s Food Mart, LLC, Cumberland Ford Motors, Inc., L & M Ventures, Inc., Green Hill Properties, Inc. and Berea Ford Motors, Inc.  Mr. Lee graduated from Lincoln Memorial University with a Bachelor of Arts in Business Administration and Management in 1979.

MR. MITCHELL L. COX, CPA – CHIEF FINANCIAL OFFICER

Mr. Cox is a certified public accountant and has served as the President and owner of Accounting & Tax Solutions, Inc. advising clients on all aspects of the accounting business.  Further, Mr. Cox has also served as the Controller and Secretary for Lee Oil Company where he has managed all financial transactions and record keeping.  Terry Lee, the Company’s CEO, is also a shareholder, director and officer of Lee Oil Company.  Mr. Cox received his BD in Business from Carson Newman College in Jefferson City, TN in 1984.

MR. TRENT SOMMERVILLE – DIRECTOR

Mr. Sommerville was elected as Director and Chairman of the Board on December 1, 2003.  Mr. Sommerville has been appointed as our Chief Executive Officer and served in that capacity from December 1, 2003 until June 27, 2007 when Terry L. Lee was appointed to serve in that capacity.  Mr. Sommerville attended Perkingston College. Mr. Sommerville worked at Anjet where he obtained NASD Series 22 and Series 63 licenses. Following his experience there, Mr. Sommerville started IGE Capital where he has been actively involved in many venture capital opportunities including FYBX Corporation, Cyber Operations, Way Cool 3D, and PMI Wireless.

MR. THOMAS C. MILLER – SECRETARY AND DIRECTOR

Mr. Miller has been with the Registrant since 2003 when it acquired Mound Technologies, Inc.  Mr. Miller was elected to the Board of Directors on May 23, 2006, and as its Chief Operating Office on September 27, 2006.  From May 23, 2006 to September 27, 2006, Mr. Miller acted as the Registrant’s Chief Executive Officer.  Mr. Miller graduated from Ohio State University with a Bachelor of Science degree in Civil Engineering in 1978 and continued his education at the University of Dayton where he received a Master of Business Administration degree in 1983.  He is a registered engineer in the state of Ohio.  Mr. Miller started on the shop floor at Mound Steel Corporation as a welder.  He spent time working in the engineering and sales department before becoming Vice President of Sales and Quality in 1986.  He became President of Mound Steel Corporation in 1990.  The additional title of Chief Executive was added to his responsibilities in 2001.  In November of 2002, Mr. Miller became Chief Executive officer of Mound Technologies, Inc.  In 1988 he was elected to the Lebanon City Council.  He was re-elected in 1992 and served as Vice Mayor during that time period.  Mr. Miller has served on various local boards including the Middletown Regional Hospital Foundation, Dan Beard Council of Boy Scouts of America, and the Warren County Business Advisory Council.  In addition to his new position as President and Chief Operating Officer of the Registrant, Mr. Miller will continue as President of the Registrant’s subsidiary Mound Technologies, Inc.

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

FAMILY RELATIONSHIPS

None.

BOARD COMMITTEES

We currently have established both a compensation committee and  audit committee, but a recent resignation has left each committee a person short and we are in the process of selecting another individual to fill the vacancy. In the meantime,.all members of our board of directors participate in all discussions concerning the company.

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

ITEM 10.        EXECUTIVE COMPENSATION

The following table provides summary information for the years 2005, 2006 and 2007 concerning cash and non-cash compensation paid or accrued by us to or on behalf of the president and the only other employee(s) to receive compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

Name/ Position	Year	Salary	Bonus	Stock	Other	Total
Trent Sommerville – Former CEO and Chairman	2007	$0	$0	$81,250	$29,0000	$110,250
	2006	$155,500	$0	$50,000	$0	$205,500
	2005	$205,000	$0	$690,000	$0	$895,000
Jerry Gruenbaum – Former CFO, Secretary and Director	2007	$0	$0	$65,000	$0	$65,000
	2006	$88,000	$0	$50,000	$0	$138,000
	2005	$25,000	$0	$0	$0	$25,000
Terry L Lee – CEO and Chairman	2007	$60,000	$0	$42,088	$0	$102,088
	2006	$0	$0	$0	$0	$0
	2005	$0	$0	$0	$0	$0

COMPENSATION AGREEMENTS

The Company has entered into an employment contract with Terry L. Lee as the CFO and is detailed in the 8-K filed on June 28, 2007. The five year employment contract calls for a base salary of $120,000 a year which is actually a one year contract with the option to automatically renew for four additional one year periods. In addition to the base salary, Mr Lee was granted 1,000,000 shares of common stock and an option to purchase additional shares over the term of the five year contract. Currently, no portion of this option has been exercised.

No other annual compensation, including a bonus or other form of compensation; and no long-term compensation, including restricted stock awards, securities underlying options, LTIP payouts, or other form of compensation, were paid to these individuals during this period.

BOARD COMPENSATION

Members of our Board of Directors do not normally receive cash compensation for their services as Directors, although some Directors are reimbursed for reasonable expenses incurred in attending Board or committee meetings. All corporate actions are conducted by unanimous written consent of the Board of Directors. There was 650,000 shares of common stock issued in the first quarter of 2007 for members of the Board as compensation and Terry Lee received 120,000 shares of common shares in lieu of a cash payment of $60,000 for services rendered from July through December in accordance with the employment contract.

STOCK OPTION PLAN

The Company has one employee non-statutory stock option agreement as detailed in Form 8-K filed on June 28, 2007. This particular option was granted with Board approval to Terry L. Lee and contains the option to purchase 1,822,504 shares of common stock at an exercise price of $0.33 over a pro-rata five year basis. All shares issued under this option would be restricted and any portion of the option not exercised by June 26, 2012 will expire.

WARRANTS

    The preferred shares include a Series A and Series B common stock purchase warrant.  The Series A warrant allows the holder to purchase 20% of the number of preferred shares purchased at $0.75 per share; the Series B warrant allows the holder to purchase 20% of the number of preferred shares purchased at $1.00 per share. Both series of warrants are exercisable over a three year period.  The Company can call in the warrants after 12 months if the price of the common stock in the market is 150% of the warrant price for 10 consecutive days. The company had 2,370,000 shares of Series A Convertible Preferred Stock issued and outstanding as of December 31, 2007.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of April 14, 2008, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

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

SECURITY OWNERSHIP OF BENEFICIAL OWNERS (1):

Title of Class	Name	Shares		Percent
Common Stock	John E. Gracik	1,763,696		4.74%

	First Union Venture Group, LLC	1,750,000	(2)	4.71%

SECURITY OWNERSHIP OF MANAGEMENT:

Title of Class	Name	Shares	Percent

Common Stock	Trent Sommerville	3,300,000	8.88%

	Terry L. Lee	1,120,000	3.02%

	Kenneth B. Farris	563,636	1.52%

	Thomas Miller	1,450,000	3.90%

All Directors and Executive Officers as a group (5 persons)		6,433,636	17.32%

(1)
These tables are based upon 37,147,105 shares outstanding as of April 11, 2008 and information derived from our stock records. Unless otherwise indicated in the footnotes to these tables and subject to community property laws where applicable, we believe unless otherwise noted that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days as of April 11, 2008. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on April 14, 2008 any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)
First Union Venture Group, LLC which owns 1,000,000 shares is owned one half by Atty. Jerry Gruenbaum and one half by another individual who is not related to Atty. Gruenbaum or under his control. In addition Jerry Gruenbaum owns 750,000 shares in his own name.

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

In Springboro, Ohio we lease approximately 39,000 square feet pursuant to a five year lease with a stockholder of the company. The lease calls for a monthly payment of $16,250 and expires August 31, 2010. The facilities include 34,000 square feet which is used for manufacturing and 5,000 square feet for office space. The space is used by Mound. The Company is currently in negotiations to acquire the property.

ITEM 13.          EXHIBITS

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

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2007 and December 31, 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

(i) Audit Fees

FIRM	FISCAL YEAR 2007	FISCAL YEAR 2006
RBSM, LLP	$44,692	$0
Meyler & Company, LLC	$144,800	$165,000

(ii) Audit Related Fees

None

(iii) Tax Fees

None

 (iv) All Other Fees

None

TOTAL FEES

FIRM	FISCAL YEAR 2007	FISCAL YEAR 2006
RBSM, LLP	$44,692	$0.00
Meyler & Company, LLC	$144,800	$165,000.00

AUDITFEES.
Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES.
Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” There were no Audit-Related services provided in fiscal 2007 or 2006.

TAX FEES.	Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES.	Consists of fees for products and services other than the services reported above.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company currently  has a designated Audit Committee, and accordingly, the Company’s Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, and tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company’s Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

HEARTLAND INC.
(Registrant)

Date: April 14, 2008	By: /s/ Terry Lee
Terry Lee
Chief Executive Officer
And Chairman of the Board of Directors

Date: April 14, 2007	By: /s/ Mitchell Cox
Mitchell Cox
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Terry Lee	Terry Lee	Chief Executive Officer, Chairman & Director	April 14, 2008

/s/ Mitchell Cox	Mitchell Cox	Chief Financial Officer	April 14, 2008

/s/ Thomas C. Miller	Thomas C. Miller	Secretary & Director	April 14, 2008

/s/ Trent Sommerville	Trent Sommerville	Director	April 14, 2008