Form 10-Q
period 2008-03-31
HEARTLAND, INC.
filed 2008-05-20
CIK 1084415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 HEARTLAND, INC.
(Exact name of small business registrant as specified in its charter)

Maryland	000-27045	36-4286069
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

1501 Cumberland Gap Parkway
Middlesboro, KY  40965
 (Address of principal executive offices) (Zip Code)

606-248-7323
 (Registrant’s telephone no., including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non accelerated filer ☐  (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of May 12, 2008, there were 37,147,105 shares of common stock, $.0001 par value per share, outstanding.

HEARTLAND, INC.

FORM 10-Q

PART  I.  FINANCIAL  INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2008	2007
	(Unaudited)

CURRENT ASSETS
Cash	$923,481	$216,570
Accounts receivable, net	2,817,417	3,188,591
Costs and estimated earnings in excess of billings on uncompleted contracts	619,934	311,899
Inventory	1,532,635	904,409
Prepaid expenses and other	1,000	1,259
Total current assets	5,894,467	4,622,728

PROPERTY, PLANT AND EQUIPMENT, net	773,329	701,168

OTHER ASSETS
Other assets	457,321	426,321
Total other assets	457,321	426,321

Total assets	$7,125,117	$5,750,217

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2008	2007
	(Unaudited)

CURRENT LIABILITIES
Convertible promissory notes payable	$53,450	$53,450
Current portion of notes payable	25,406	24,604
Current portion of notes payable to related parties	75,930	89,156
Current portion of capital lease	6,782	8,320
Accounts payable	2,228,379	2,167,027
Obligations to related parties	12,008	12,008
Accrued payroll and related taxes	380,199	292,769
Accrued interest	126,183	124,847
Accrued expenses	569,322	587,942
Billings in excess of costs and estimated earnings on uncompleted contracts	766,675	195,432
Total current liabilities	4,244,334	3,555,555

LONG-TERM OBLIGATIONS
Notes payable, less current portion	173,906	180,799
Notes payable to related parties, less current portion	385,544	403,607
Capital lease, less current portion	24,160	26,571
Total long term liabilities	583,610	610,977

STOCKHOLDERS’ EQUITY
Preferred stock $0.001 par value 5,000,000 shares
authorized, 2,370,000 shares issued and outstanding	2,370	2,370
Additional paid-in capital – preferred stock	713,567	713,567
Common stock, $0.001 par value 100,000,000 shares
authorized; 37,147,105 and 36,567,105 shares issued and
outstanding at March 31, 2008 and December 31, 2007, respectively	37,146	36,566
Additional paid-in capital – common stock	16,100,942	15,789,790
Accumulated deficit	(14,556,852)	(14,958,608)
Total stockholders’ equity	2,297,173	1,583,685

Total Liabilities and Stockholders’ Equity	$7,125,117	$5,750,217

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended
	March 31,
	2008	2007
REVENUE - SALES	$4,058,796	$3,401,070

COSTS AND EXPENSES
Cost of goods sold	3,278,225	2,890,718
Selling, general and administrative expenses	359,026	1,104,016
Depreciation and amortization	21,331	17,096
Total Costs and Expenses	3,658,582	4,011,830
NET OPERATING INCOME (LOSS)	400,214	(610,760)

OTHER INCOME (EXPENSE)
Other income	9,555	11,119
Gain (loss) on disposal of property, plant and equipment	--	(19,432)
Interest expense	(8,013)	(45,776)
Total Other Income (Expense)	1,542	(54,089)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	401,756	(664,849)
FEDERAL AND STATE INCOME TAXES	--	--
INCOME (LOSS) FROM CONTINUING OPERATIONS	401,756	(664,849)

DISCONTINUED OPERATIONS:
Income from discontinued operations (net of income tax expense of $0)	--	11,831
Total Discontinued Operations	--	11,831
NET INCOME (LOSS)	401,756	(653,018)
LESS: Preferred Dividends	(14,813)	(74,269)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$386,943	$(727,287)

EARNINGS (LOSS) PER COMMON SHARE
Continuing operations :Basic	$0.011	$(0.020)
:Diluted	$0.010	$(0.020)
Discontinued operations :Basic	$--	$0.001
:Diluted	$--	$0.001
Net income (loss) :Basic	$0.010	$(0.022)
:Diluted	$0.010	$(0.022)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: Basic	36,997,661	33,517,327
: Diluted	39,706,597	33,517,327

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations before income taxes	$401,756	$(664,849)

Adjustments to reconcile net income (loss) to cash flows used in operating activities
Stock issued for services and settlement	--	499,290
Loss on disposal of property, plant and equipment	--	19,432
Depreciation and amortization	21,331	17,096
Share-based compensation	21,732	--
Changes in assets and liabilities
Increase in accounts receivable	371,174	541,426
Increase in costs in excess of billings on uncompleted contracts	(308,035)	--
Decrease (increase) in inventory	(628,226)	778
Decrease (increase) in prepaids and other	259	(23,740)
Increase (decrease) in accounts payable	61,352	(738,628)
Increase in obligations to related parties	--	19,008
Increase in accrued payroll and related taxes	87,430	31,352
Increase in accrued interest	1,336	68,319
Increase (decrease) in accrued expenses	(18,620)	66,297
Increase in billings in excess of costs on uncompleted contracts	571,243	16,942
Cash provided by (used in) continuing operations before income taxes	582,732	(147,277)

Discontinued operations
Income (loss) before income taxes	--	11,831
(Decrease) increase in net liabilities of entities discontinued	--	(45,206)
Cash used in discontinued operations	--	(33,375)

NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES	582,732	(180,652)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property, plant and equipment	(93,492)	(39,260)
Payments for other assets	(31,000)	--

NET CASH (USED IN) INVESTING ACTIVITIES	(124,492)	(39,260)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
UNAUDITED

	Three Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	$(6,091)	$(10,467)
Payments on notes payable to related parties	(31,289)	(17,422)
Payments on capital lease	(3,949)	--
Proceeds from issuance of common stock	290,000	135,000
Proceeds from issuance of preferred stock	--	152,500
NET CASH PROVIDED BY FINANING ACTIVITIES	248,671	259,611

INCREASE IN CASH	706,911	39,699

CASH, BEGINNING OF PERIOD	216,570	249,209

CASH, END OF PERIOD	$923,481	$288,908

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$6,678	$10,832
Taxes paid	$--	$--

NON CASH INVESTING AND FINANCING ACTIVITIES
Amortization of deferred compensation as share based compensation	$21,732	$--
Issuance of common stock for services and settlement	$--	$499,290
Issuance of common stock for payment of obligations to related parties	$--	$50,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE A	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Regulation S-K promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, these interim financial statements include all adjustments, which include only normal recurring adjustments, necessary in order to make the financial statements not misleading.  The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on Form 10-KSB.

NOTE B	ACCOUNTING POLICIES

The accounting policies followed by the Company are set forth in Note B to the Company’s audited consolidated financials statements in the Company’s Annual Report for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on Form 10-KSB.

NOTE C	GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $14,556,852.  The Company’s auditors, in their opinion on the Company’s annual financial statements for 2007 dated April 10, 2008, included a “going concern” qualification related to substantial doubt about the Company’s ability to continue as a going concern.

NOTE D	STOCKHOLDERS’ EQUITY

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

As of March 31, 2008, the Company has 2,370,000 shares of Series A Convertible Preferred Stock issued and outstanding.  The preferred shares carry a 10% annual stock dividend for the three years they are outstanding prior to conversion. The preferred dividend in arrears at March 31, 2008 and 2007 was $53,662 and $ -0-, respectively.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE D	STOCKHOLDERS EQUITY (Continued)

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

Common Stock

The Company has authorized 100,000,000 shares of common stock, with a par value of $.001 per share.  As of March 31, 2008, the Company has 37,147,105 shares of common stock issued and outstanding.

During the quarter ended March 31, 2008, the Company issued 580,000 shares of common stock for cash of $290,000.

NOTE E	INVENTORY

Inventory consists of the following at March 31, 2008:

Raw material	$1,523,443
Work in process - manufacturing	9,192
$1,532,635

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE F	DISCONTINUED OPERATIONS

In November 2007, in connection with the Company’s default under the terms of the acquisition note owed to the former owner of Karkela Construction, Inc. and the former owner’s intention to foreclose on the related security interest, the Company elected to discontinue efforts with respect to Karkela and forfeit the security interest pledged, the assets of Karkela including 100% of the equity interest of Karkela.  As a result, effective July 1, 2007, Karkela’s operations, which comprised the construction and property management segment, have been discontinued and Karkela is no longer a subsidiary of the Company.  As a result, the steel fabrication business comprises all of the operations of the company and no segment information is presented for 2008.  The results of operations and balance sheet items relating toKarkela for the three months ended March 31, 2007 were:

Karkela

Revenue	$2,274,625
Income before income taxes	11,831
Net assets (liabilities)	168,515

NOTE G	SUBSEQUENT EVENT

The Company finalized the purchase of the property located at 25 Mound Park Drive in Springboro, OH on April 18, 2008. The gross selling price of the property was $1,112,983 and was funded through self-generated funds and a loan of $900,000 provided through Commercial Bank of Harrogate, TN. This is the same property which Mound Technologies currently uses for its operations and had been renting from a related party for $16,250 per month. The Company’s CEO is also the CEO of Commercial Bank.

NOTE H	RECLASSIFICATIONS

Certain amounts in the March 31, 2007 Financial Statements have been reclassified to conform to the presentation used in the March 31, 2008 Financial Statements.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OERATION.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 contains "forward-looking" statements within the meaning of the Federal securities laws.  These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

The interim financial statements have been prepared by Heartland, Inc. and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments.  Certain information and footnote disclosures made in the most recent annual financial  statements included in the Company's Form 10-KSB for the year ended December 31, 2007, have been condensed or omitted for the interim statements.  It is the Company's opinion that, when the interim statements are read in conjunction with the December 31, 2007 financial statements, the disclosures are adequate to make the information presented not misleading.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full fiscal year.

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

Unless the context indicates otherwise, the terms “Company,” “Corporate”, “Heartland,” and “we” refer to Heartland, Inc. and its subsidiaries. Our executive offices are located at 1501 Cumberland Gap Parkway, Middlesboro, KY, telephone number (606) 248-7323.  Our Internet address is www.heartlandholdingsinc.com for the corporate information. Additionally, the Mound Technology division of the company currently maintains an Internet address at www.moundtechnologies.com.  The information contained on our web site(s) or connected to our web site is not incorporated by reference into this Report on Form 10-Q and should not be considered part of this report.

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

On December 31, 2004, the Company acquired 100% of Karkela Construction, Inc. (“Karkela”), a Minnesota corporation with its corporate headquarters located in St. Louis Park, MN for $3,000,000. The acquisition price consisted of $100,000 in cash at closing, a short term promissory note payable of $50,000 on or before January 31, 2005, a promissory note for $1,305,000 payable on or before March 31, 2005 which, if not paid by that date, interest is due from December 31, 2004 to actual payment at 8%, simple interest, compounded annually and 500,000 restricted newly issued shares of the Company’s common stock which was provided at closing.  In the event the common stock of the Company was not trading at a minimum of $4.00 as of December 31, 2005, the Company was required to compensate the original Karkela shareholders for the difference in additional stock.  As a result of the aforementioned, the Company issued the former Karkela shareholders 262,500 shares of common stock on March 20, 2006.  The Company has since rescinded this acquisition and no longer owns Karkela.

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

On September 26, 2005, the Company entered into a binding Acquisition Agreement with Robert Daniel, Karol K. Hart-Bendure, M. Lucille Daniel, and Joe M. Daniel, individually, to acquire all the issued and outstanding shares of common stock of Schultz Oil Company, Inc., an Ohio Corporation (“Schultz Oil Company”) for $3,500,000 consisting of $1,500,000 in cash at closing and 1,000,000 shares of common stock.  In the event the common stock of the Company does not have a value of at least $2.00 as of September 26, 2007, the Company is required to compensate the shareholders for the difference with the issuance of additional shares.  The Company abandoned its plans to acquire Schultz Oil Company on January 18, 2007.

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

Currently, we operate one major subsidiary Mound Technologies, Inc. of Springboro, OH acquired in December 2003 (Steel Fabrication).

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

Mound is focused on the fabrication of metal products and produces structural steel, miscellaneous metals, steel stairs, railings, bar joists, metal decks and the erection thereof. Mound produced gross sales of approximately $7.4 million in 2004. In the steel products segment, steel joists and joist girders, and steel deck are sold to general contractors and fabricators throughout the United States. Substantially all work is to order and no unsold inventories of finished products are maintained. All sales contracts are firm fixed-price contracts and are normally competitively bid against other suppliers. Cold finished steel and steel fasteners are manufactured in standard sizes and inventories are maintained.

RESULTS OF OPERATIONS FOR THE THREE MONTHS  ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007.

We are a company with operations in steel fabrication.  Revenues for the three months ended March 31, 2008 were $4,058,796 compared to $3,401,070 for the same period in 2007, which represents a increase of $657,726.  The increase in revenues for the period ending March 31, 2008 as compared to the three months ended March 31, 2007 was partially the result of increases in the price of the raw materials used in the manufacturing process and those increases being passed along to the customers. Total operating expenses were $3,658,582 for the three months ended March 31, 2008 compared to $4,011,830 for the same periods in 2007 representing a decrease of $353,248.  The decreases were primarily a result of lower administrative costs of the business.

Interest expense for the three months ended March 31, 2008 was $8,013 compared to $45,776 for the same periods in 2007.  The decreases were primarily due to the conversion of convertible promissory notes and the reduction in acquisition notes payable upon the discontinued operations of Karkela.

As a result, Income (Loss) from continuing operations was $401,756 for the three months ended March 31, 2008, compared to ($664,849) for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided from operating activities was $582,732 for the three months ended March 31, 2008.  This was primarily related to the decrease in accounts receivable.

Total short-term and long-term debt at March 31, 2008 was $4,827,944 and total shareholders’ equity was $2,297,173.

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, capital expenditures, expansion and upgrading of existing facilities, as well as for financing receivables from customers.  Additionally, our auditors, in their opinion on our financial statements for the year ended December 31, 2007 issued a “going concern” qualification to their report dated April 10, 2008.  We believe that cash generated from operations, together with our bank credit lines, and cash on hand, will provide us with a majority of our liquidity to meet our operating requirements.  We believe that the combination of funds available through future anticipated financing arrangements, coupled with forecasted cash flows, will be sufficient to provide the necessary capital resources for our anticipated working capital, capital expenditures, and debt repayments for at least the next twelve months.

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

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, capital expenditures, expansion and upgrading of existing facilities, as well as for financing receivables from customers.  During the three months ended March 31, 2008, the Company has not engaged in:

- Material off-balance sheet activities, including the use of structured finance or special purpose entities;
- Trading activities in non-exchange traded contracts; or
- Transactions with persons or entities that benefit from their non-independent relationship with the Company.

Inflation

We are subject to the effects of inflation and changing prices.  As previously mentioned, we experienced rising prices for steel and other commodities during fiscal 2007 and for the first three months of 2008 that had a negative impact on our gross margins and net earnings.  In the remainder of fiscal 2008, we expect average prices of steel and other commodities to be higher than the average prices paid in fiscal 2007 and for the first three months of 2008.  We will attempt to mitigate the impact of these anticipated increases in steel and other commodity prices and other inflationary pressures by actively pursuing internal cost reduction efforts and introducing price increases.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Not applicable

Item 4. Controls and Procedures

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2008.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2008, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee as of March 31, 2008.

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

In order to correct the foregoing deficiencies, we have taken the following remediation measures:

•
In 2007, we engaged Mitchell Cox, our new CFO.  Mr. Cox has extensive experience in internal control and U.S. GAAP reporting compliance, and together with our chief executive officer will oversee and manage our financial reporting process and required training of the accounting staff.

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

Except for a material weakness in our revenue recognition, our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statement as of March 31, 2008.  The material weakness in revenue recognition related to duplicate billing and calculation of percentage of completion, which weaknesses have been addressed by the Company.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

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

Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting during the first quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.       Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM  2.      Unregistered Sales of Equity Securities and Use of Proceeds

In January and February 2008, the Company issued 580,000 shares of common stock to 12 individuals in a private placement made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder.

The offering and sale was deemed to be exempt under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors or a limited number of unaccredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, the Company has made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM  3.      DEFAULTS UPON SENIOR SECURITIES

None

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM  5.  OTHER INFORMATION

The Company was obligated under the terms of a lease dated February 25, 2005 with the Receivership of Mound Properties, LP in Springboro, Ohio owned by a related party on behalf of Mound for a month to month term beginning January 2005 at a monthly rent of $16,250.  Each party has the right to terminate this lease with 30 days notice.  Under the terms of the lease, the Company was responsible for utilities, personal property taxes, repairs and maintenance. The Company finalized the purchase of this property in the month of April and is in the process of preparing a form 8-K detailing the purchase.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31.1	Certification of Terry L. Lee, Chief Executive Officer& Chairman of the Board

Exhibit 31.2	Certification of Mitchell L Cox, CPA, Chief Financial Officer

Exhibit 32.1	Certification of Terry L. Lee, Chief Executive Officer& Chairman of the Board

Exhibit 32.2	Certification of Mitchell L. Cox, CPA, Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTLAND, INC.
(Registrant)

Date: May 19, 2008	By: /s/ Terry L. Lee
Terry L. Lee
Chief Executive Officer and
Chairman of the Board
(Duly Authorized Officer)

Date: May 19, 2008	By: /s/ Mitchell L. Cox, CPA
Mitchell L. Cox
Chief Financial Officer
(Principal Financial
and Accounting Officer)