Form 10-Q
period 2008-06-30
HEARTLAND, INC.
filed 2008-08-14
CIK 1084415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 HEARTLAND, INC.
(Exact name of small business registrant as specified in its charter)

Maryland	000-27045	36-4286069
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

1501 US Hwy 25E
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of August 13, 2008, there were 37,321,084 shares of common stock, $.0001 par value per share, outstanding.

HEARTLAND, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	Dec. 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS
Cash	$745,796	$216,570
Accounts receivable, net	5,128,732	3,188,591
Costs and estimated earnings in excess of billings on uncompleted contracts	168,318	311,899
Inventory	1,539,717	904,409
Prepaid expenses and other	4,020	1,259
Total current assets	7,586,583	4,622,728

PROPERTY, PLANT AND EQUIPMENT, net	1,979,801	701,168

OTHER ASSETS
Other assets	-	426,321
Total other assets	-	426,321

Total assets	$9,566,384	$5,750,217

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	Dec. 31,
	2008	2007
	(Unaudited)

CURRENT LIABILITIES
Convertible promissory notes payable	$53,450	$53,450
Current portion of notes payable	44,721	24,604
Current portion of notes payable to related parties	75,930	89,156
Current portion of capital lease	-	8,320
Accounts payable	3,372,938	2,167,027
Obligations to related parties	12,008	12,008
Accrued payroll and related taxes	378,521	292,769
Accrued interest	127,534	124,847
Accrued expenses	310,618	587,942
Billings in excess of costs and estimated earnings on uncompleted contracts	969,262	195,432
Total current liabilities	5,344,982	3,555,555

LONG-TERM OBLIGATIONS
Notes payable, less current portion	1,045,312	180,799
Notes payable to related parties, less current portion	367,682	403,607
Capital lease, less current portion	-	26,571
Total long term liabilities	1,412,994	610,977

STOCKHOLDERS’ EQUITY
Preferred stock $0.001 par value 5,000,000 shares
authorized, 2,370,000 shares issued and outstanding	2,370	2,370
Additional paid-in capital – preferred stock	713,567	713,567
Common stock, $0.001 par value 100,000,000 shares
authorized; 37,321,084 and 36,567,105 shares issued and
outstanding at June 30, 2008 and December 31, 2007, respectively	37,321	36,566
Additional paid-in capital – common stock	16,182,500	15,789,790
Accumulated deficit	(14,127,350)	(14,958,608)
Total stockholders’ equity	2,808,408	1,583,685

Total Liabilities and Stockholders’ Equity	$9,566,384	$5,750,217

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUE - SALES	$6,199,788	$3,086,271	$10,258,584	$6,487,341

COSTS AND EXPENSES
Cost of goods sold	5,292,264	2,435,866	8,570,489	5,326,584
Selling, general and administrative expenses	458,355	1,057,599	817,381	2,161,625
Depreciation and amortization	32,591	19,674	53,922	36,770
Total Costs and Expenses	5,783,210	3,513,139	9,441,792	7,524,979
NET OPERATING INCOME (LOSS)	416,578	(426,868)	816,792	(1,037,638)

OTHER INCOME (EXPENSE)
Other income	31,571	12,051	41,127	23,170
Gain (loss) on disposal of property, plant and equipment	-	-	-	(19,432)
Interest expense	(18,649)	(46,220)	(26,662)	(91,996)
Total Other Income (Expense)	12,922	(34,169)	14,465	(88,258)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	429,500	(461,037)	831,257	(1,125,896)
FEDERAL AND STATE INCOME TAXES	-	-	-	-
INCOME (LOSS) FROM CONTINUING OPERATIONS	429,500	(461,037)	831,257	(1,125,896)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – Continued

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
DISCONTINUED OPERATIONS:
Income from discontinued operations (net of income tax expense of $0)	$-	$70,365	$-	$82,196
Gain on disposal of discontinued operations (net of income tax expense of $0)	-	131,525	-	131,525
Total discontinued operations	-	201,890	-	213,721
NET INCOME (LOSS)	429,500	(259,147)	831,257	(912,175)
LESS: Preferred Dividends	(14,813)	(49,168)	(29,626)	(123,437)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$414,687	$(308,315)	$801,631	$(1,035,612)

EARNINGS (LOSS) PER COMMON SHARE
Continuing operations : Basic	$0.012	$(0.013)	$0.022	$(0.033)
: Diluted	$0.010	$(0.013)	$0.020	$(0.032)
Discontinued operations :Basic	$-	$0.006	$-	$0.006
:Diluted	$-	$0.002	$-	$0.002
Net income (loss) : Basic	$0.012	$(0.007)	$0.022	$(0.027)
:Diluted	$0.010	$(0.007)	$0.020	$(0.026)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: Basic	37,237,105	34,742,160	37,132,409	34,133,127
: Diluted	39,986,039	35,723,060	39,879,796	35,114,027

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended
	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations before income taxes	$831,257	$(1,125,896)

Adjustments to reconcile net income (loss) to cash flows used in operating activities
Stock issued for services and settlement	-	644,790
Loss on disposal of property, plant and equipment	-	19,432
Depreciation and amortization	53,922	42,030
Share-based compensation	103,465	-
Changes in assets and liabilities
(Increase) in accounts receivable	(1,940,141)	(342,738)
Decrease in costs in excess of billings on uncompleted contracts	143,581	170,462
(Increase) in inventory	(635,308)	(84,260)
(Increase) decrease in prepaids and other	(2,761)	6,418
Increase (decrease) in accounts payable	1,205,911	(637,274)
Increase in obligations to related parties	-	12,008
Increase (decrease) increase in accrued payroll taxes	85,752	(179,829)
Increase in accrued interest	2,688	69,624
Increase in accrued expenses	7,340	154,558
Increase in billings in excess of costs on uncompleted contracts	773,830	267,909
Cash provided by (used in) continuing operations before income taxes	629,536	(982,766)

Discontinued operations
Income (loss) before income taxes	-	82,196
(Decrease) increase in net liabilities of entities discontinued	-	131,525
Cash provided by discontinued operations	-	213,721

NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES	629,536	(769,045)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property, plant and equipment	(1,190,898)	(55,797)
Payments for other assets	-	-

NET CASH (USED IN) INVESTING ACTIVITIES	(1,190,898)	(55,797)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
UNAUDITED

	Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) notes payable	$(884,630)	$(20,184)
Payments on notes payable to related parties	(49,151)	(34,921)
Payments on capital lease	(34,891)	-
Payments on convertible promissory notes	-	(10,000)
Proceeds from issuance of common stock	290,000	135,000
Proceeds from issuance of preferred stock	-	562,500
NET CASH PROVIDED BY FINANING ACTIVITIES	1,090,588	632,395

INCREASE (DECREASE) IN CASH	529,226	(192,447)

CASH, BEGINNING OF PERIOD	216,570	641,608

CASH, END OF PERIOD	$745,796	$449,161

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$26,662	$22,372
Taxes paid	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Purchase of Mound Technologies facility by settlement of amount
due to/from former landlord	$141,657	$-
Settlement of amount due from former landlord	$426,321	$-
Settlement of amount owed former landlord	$284,664	$-
Issuance of common stock for payment of obligations to related parties	$-	$50,000
Preferred stock dividend from embedded beneficial conversion feature	$-	$123,437

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

The balance sheet at December 31, 2007 has been derived from the audited financial statement of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements.

NOTE B	ACCOUNTING POLICIES

    During September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007, with earlier adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.   The Company adopted SFAS 157 on January 1, 2008, for all financial assets and liabilities, but the implementation did not have a significant impact on the Company’s financial position or results of operations.  The Company has not yet determined the impact the implementation of SFAS 157 will have on the Company’s non-financial assets and liabilities which are not recognized or disclosed on a recurring basis.  However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact its consolidated financial statements.

    During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS 159 on January 1, 2008, but the implementation of SFAS 159 did not have a significant impact on the Company's financial position or results of operations.

    During June 2008, the FASB issued EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (the final abstract is not available at this time) which is effective for fiscal years beginning after December 15, 2008.  The Company has not yet determined the impact the implementation of EITF 07-05 will have on the Company’s consolidated financial statements.

    During June 2008, the FASB also issued EITF Issue No. 08-04, “Transition Guidance for Conforming Changes to EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (the final abstract is not available at this time) which is effective for fiscal years beginning after December 15, 2008.  The Company has not yet determined the impact the implementation of this EITF will have on the Company’s consolidated financial statements.

NOTE C	GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $14,127,350.  The Company has reduced certain administrative costs and has adapted a strategic plan for identifying profitable companies to acquire. The Company’s ability to eliminate its accumulated deficit is dependent on its ability to obtain financing for profitable acquisitions and operate existing holdings efficiently.

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

As of June 30, 2008, the Company has 2,370,000 shares of Series A Convertible Preferred Stock issued and outstanding.  The preferred shares carry a 10% annual stock dividend for the three years they are outstanding prior to conversion. The preferred dividend in arrears at June 30, 2008 and 2007 was $75,286 and $15,872, respectively.

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

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE D	STOCKHOLDERS EQUITY (Continued)

Options

The Company has one employee non-statutory stock option agreement. This option was granted with Board approval to the Company’s Chief Executive Officer and provides for the option to purchase 1,822,504 shares of common stock at an exercise price of $0.33 over a pro-rata five year basis. All shares issued under this option would be restricted and any portion of the option not exercised by June 26, 2012 will expire.

Common Stock

The Company has authorized 100,000,000 shares of common stock, with a par value of $.001 per share.  As of June 30, 2008, the Company has 37,321,084 shares of common stock issued and outstanding.

During the quarter ended March 30, 2008, the Company issued 580,000 shares of common stock for cash of $290,000.

During the quarter ending June 30, 2008, the Company authorized the issuance of 185,718 shares of common stock for director compensation. These shares were authorized as two separate issuances and were based on the closing price of the common shares on May 31, 2008 and June 30, 2008. The number of shares authorized on May 31, 2008 was 100,002 shares. The number of shares authorized on June 30, 2008 was 85,716. The non-cash compensation represented by these shares was $60,000.60.

NOTE E	INVENTORY

Inventory consists of the following at June 30, 2008:

Raw material	$1,521,076
Work in process - manufacturing	18,641
$1,539,717

In November 2007, in connection with the Company’s default under the terms of the acquisition note owed to the former owner of Karkela Construction, Inc. and the former owner’s intention to foreclose on the related security interest, the Company elected to discontinue efforts with respect to Karkela and forfeit the security interest pledged, the assets of Karkela including 100% of the equity interest of Karkela.  As a result, effective July 1, 2007, Karkela’s operations, which comprised the construction and property management segment, have been discontinued and Karkela is no longer a subsidiary of the Company.  As a result, the steel fabrication business comprises all of the operations of the company and no segment information is presented for 2008.  The results of operations and balance sheet items relating to Karkela for the six months ended June 30, 2007 were:

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE F	DISCONTINUED OPERATIONS (Continued)

Karkela

Revenue	$4,388,948
Income before income taxes	82,196
Net assets (liabilities)	204,632

NOTE G	SUBSEQUENT EVENT

On July 17, 2008, the Company entered into a Letter of Intent to purchase all the assets of Lee Oil Company, Inc., Lee’s Food Mart, LLC, and Lee Enterprises, Inc. Terry Lee, the CEO and Chairman of the Company, is also an owner of the Lee Companies. Mr. Lee has abstained from any negotiating or structuring of the acquisition. Form 8-K was filed on July 17, 2008 with the SEC detailing the purchase price and how the company expects to fund the purchase along with allowing both parties time to perform due diligence on the proposed acquisition. The parties currently expect to close on the acquisition prior to September 30, 2008.

NOTE H	RECLASSIFICATIONS

Certain amounts in the June 30, 2007 Financial Statements have been reclassified to conform to the presentation used in the June 30, 2008 Financial Statements.

NOTE I	BUILDING PURCHASE

The Company finalized the purchase of the property located at 25 Mound Park Drive in Springboro, OH on April 18, 2008. The gross selling price of the property was $1,112,983 and was funded through a loan of $900,000 provided through Commercial Bank of Harrogate, TN., net settlement of amounts due from the former landlord of $426,321 and amounts due to the former landlord of $284,664 and Company generated funds making up the remainder. The note was for a term of 60 months, a fixed interest rate of 7.5%, and consisted of 59 monthly payments of $7,250.00 and one payment due on April 18, 2013 of $794,989.16.  This is the same property which Mound Technologies currently uses for its operations and had been renting from a related party for $16,250 per month. The Company’s CEO is also the CEO of Commercial Bank. Allocation of the purchase price was $271,055 for land and $841,928 allocated to the buildings.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OERATION.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 contains "forward-looking" statements within the meaning of the Federal securities laws.  These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

The interim financial statements have been prepared by Heartland, Inc. and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments.  Certain information and footnote disclosures made in the most recent annual financial  statements included in the Company's Form 10-KSB for the year ended December 31, 2007, have been condensed or omitted for the interim statements.  It is the Company's opinion that, when the interim statements are read in conjunction with the December 31, 2007 financial statements, the disclosures are adequate to make the information presented not misleading.  The results of operations for the three months ended June 30, 2008 are not necessarily indicative of the operating results for the full fiscal year.

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

Unless the context indicates otherwise, the terms “Company,” “Corporate”, “Heartland,” and “we” refer to Heartland, Inc. and its subsidiaries. Our executive offices are located at 1501 US Hwy 25E, Middlesboro, KY, telephone number (606) 248-7323.  Our Internet address is www.heartlandholdingsinc.com for the corporate information. Additionally, the Mound Technology division of the company currently maintains an Internet address at www.moundtechnologies.com.  The information contained on our web site(s) or connected to our web site is not incorporated by reference into this Report on Form 10-Q and should not be considered part of this report.

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

On September 12, 2005, the Company entered into a Letter of Intent with Terry Robbins, President of Ohio Valley Lumber, to acquire all the issued and outstanding shares of common stock of NKR, Inc, d.b.a. Ohio Valley Lumber, a Delaware corporation (“NKR”) for $8,000,000. The Company abandoned its plans to acquire NKR, Inc. on February 26, 2007.

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

On September 28, 2007, the Company entered into a Letter of Intent  with Harris Oil Co. Inc. and DHS Development, LLC pursuant to which each agreed to sell and the Company agreed to purchase certain assets of each on or prior to December 31, 2007 unless extended.  The Company abandoned its plans to acquire the assets of Harris Oil Co. Inc. and DHS Development, LLC on March 11, 2008.

On July 17, 2008, the Company entered into a Letter of Intent to purchase all the assets of Lee Oil Company, Inc., Lee’s Food Mart, LLC, and Lee Enterprises, Inc. Terry Lee, the CEO and Chairman of the Company, is also an owner of the Lee Companies. Mr. Lee has abstained from any negotiating or structuring of the acquisition. Form 8-K was filed on July 17, 2008 with the SEC detailing the purchase price and how the company expects to fund the purchase along with allowing both parties time to perform due diligence on the proposed acquisition. The parties currently expect to close on the acquisition prior to September 30, 2008.

 (C)                  BUSINESS

Our mission is to become a leading diversified company with business interests in well established industries. We plan to successfully grow our revenues by acquiring companies with historically profitable results, strong balance sheets, high profit margins, and solid management teams in place. By providing access to financial markets, expanded marketing opportunities and operating expense efficiencies, we hope to become the facilitator for future growth and higher long-term profits. In the process, we hope to develop new synergies among the acquired companies, which should allow for greater cost effectiveness and efficiencies, thus further enhancing each individual company’s strengths. To date, we have completed an acquisition in the steel fabrication industry. Additionally, we have identified acquisition opportunities in gasoline distribution.

We are headquartered in Middlesboro, Kentucky and currently trade on the OTC Bulletin Board under the symbol HTLJ. Including the senior management team, we currently employ 71 people.

Currently, we operate one major subsidiary Mound Technologies, Inc. of Springboro, OH acquired in December 2003 (Steel Fabrication).

Mound Technologies, Inc. (“Mound”) was incorporated in the state of Nevada in November of 2002, with its corporate offices located in Springboro, Ohio. Mound is in the business of steel fabrication (“Steel Fabrication”).

Mound is a full service structural and miscellaneous steel fabricator. It also manufactures steel stairs and railings, both industrial and architectural quality. The present capacity of the facility is approximately 6,000 tons per year of structural and miscellaneous steel. Mound had been previously known as Mound Steel Corporation, which was started at the same location in 1964.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS  ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007.

We are a company with operations in steel fabrication.  Revenues for the three months ended June 30, 2008 were $6,199,788 compared to $3,086,271 for the same period in 2007, which represents an increase of $3,113,517.  The increase in revenues for the period ending June 30, 2008 as compared to the three months ended June 30, 2007 was partially the result of increases in the price of the raw materials used in the manufacturing process and those increases being passed along to the customers. The Company has been successful in securing a couple of school construction projects that have progressed a little faster than normally would have been expected and revenue for those projects under the percentage-of-completion have been recognized as the work has progressed. The Company has also been able to maintain a high backlog of projects over the last quarter and this has allowed management to be more efficient in the use of the resources available. Total operating expenses were $5,783,210 for the three months ended June 30, 2008 compared to $3,513,139 for the same period in 2007. Maintaining a better control over the administrative costs along with the heavy backlog of projects have allowed the Company to generate a positive operating income of approximately 6.7% in the current period versus an operating loss of about 13.8% in the same period of 2007. Our costs of goods sold increased from $2,425,866 for the three months ended June 30, 2007 to $5,292,264 for the three months ended June 30, 2008, which represented 78.9% as a percentage of sales and 85.3% as a percentage of sales, respectively. The reason for the increase in cost of good sold as a percentage of sales can be tied to steel and other various other raw materials used the fabrication processes having increased dramatically along with surcharges for materials and miscellaneous supplies that cover increasing transportation costs. The company would expect to see these surcharges continue as long as the price of fuel remains at this elevated level.

Interest expense for the three months ended June 30, 2008 was $18,649 compared to $46,220 for the same period in 2007.  This decrease was primarily due to the conversion of convertible promissory notes and the reduction in an acquisition note payable upon the discontinued operations of Karkela. The Company saw an increase in the interest expense in the second quarter from the first quarter due primarily to the purchase of the Mound property in April and the interest expense relating to this purchase should remain fairly constant during the first five years of the loan.

As a result, Income (Loss) from continuing operations was $429,500 for the three months ended June 30, 2008, compared to ($461,037) for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided from operating activities was $629,536 for the six months ended June 30, 2008.  The Company did obtain new funding in the form of a note from Commercial Bank in the original amount of $900,000 to purchase the Mound property. This note along with a net settlement with  the landlord for monies owed the Company along with company generated funds was used to make the acquisition.

Total short-term and long-term debt at June 30, 2008 was $6,757,976 and total shareholders’ equity was $2,808,408.

Our business is seasonally working capital intensive and requires funding for purchases of raw materials used in production, replacement parts inventory, capital expenditures, expansion and upgrading of existing facilities, as well as for financing receivables from customers.  Additionally, our auditors, in their opinion on our financial statements for the year ended December 31, 2007 issued a “going concern” qualification to their report dated April 10, 2008.  We believe that cash generated from operations, together with our bank credit lines, and cash on hand, will provide us with a majority of our liquidity to meet our operating requirements.  We believe that the combination of funds available through future anticipated financing arrangements, coupled with forecasted cash flows, will be sufficient to provide the necessary capital resources for our anticipated working capital, capital expenditures, and debt repayments for at least the next twelve months.

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

During the three months ended June 30, 2008, the Company has not engaged in:

- Material off-balance sheet activities, including the use of structured finance or special purpose entities;
- Trading activities in non-exchange traded contracts; or
- Transactions with persons or entities that benefit from their non-independent relationship with the Company

Inflation

We are subject to the effects of inflation and changing prices.  As previously mentioned, we experienced rising prices for steel and other commodities during fiscal 2007 and for the first six months of 2008 that had an impact on our gross margins and net earnings.  In the remainder of fiscal 2008, we expect average prices of steel and other commodities to be higher than the average prices paid in fiscal 2007 and for the first three months of 2008.  We will attempt to mitigate the impact of these anticipated increases in steel and other commodity prices and other inflationary pressures by actively pursuing internal cost reduction efforts and introducing price increases.

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

Item 4T. Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer  who concluded that the Company’s disclosure controls and procedures were effective as of the date of the evaluation.

There were no changes in internal controls during the quarterly period ended June 30, 2008 that have materially affected, or are reasonably likely to have materially affected, our internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure.

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

During the quarter ended March 30, 2008, the Company issued 580,000 shares of common stock for cash of $290,000.

During the quarter ending June 30, 2008, the Company authorized the issuance of 185,718 shares of common stock for director compensation. These shares were authorized as two separate issuances and were based on the closing price of the common shares on May 31, 2008 and June 30, 2008. The number of shares authorized on May 31, 2008 was 100,002 shares. The number of shares authorized on June 30, 2008 was 85,716. The non-cash compensation represented by these shares was $60,000.60.

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

The Company finalized the purchase of the property located at 25 Mound Park Drive in Springboro, OH on April 18, 2008. The gross selling price of the property was $1,112,983 and was funded through a loan of $900,000 provided through Commercial Bank of Harrogate, TN., net settlement of amounts due from the former landlord of $426,321 and amounts due to the former landlord of $284,664 and Company generated funds making up the remainder. The note was for a term of 60 months, a fixed interest rate of 7.5%, and consisted of 59 monthly payments of $7,250.00 and one payment due on April 18, 2013 of $794,989.16.  This is the same property which Mound Technologies currently uses for its operations and had been renting from a related party for $16,250 per month. The Company’s CEO is also the CEO of Commercial Bank. Allocation of the purchase price was $271,055 for land and $841,928 allocated to the buildings.

On July 17, 2008, the Company entered into a Letter of Intent to purchase all the assets of Lee Oil Company, Inc., Lee’s Food Mart, LLC, and Lee Enterprises, Inc. Terry Lee, the CEO and Chairman of the Company, is also an owner of the Lee Companies. Mr. Lee has abstained from any negotiating or structuring of the acquisition. Form 8-K was filed on July 17, 2008 with the SEC detailing the purchase price and how the company expects to fund the purchase along with allowing both parties time to perform due diligence on the proposed acquisition. The parties currently expect to close on the acquisition prior to September 30, 2008.

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

HEARTLAND, INC.
(Registrant)

Date: August 14, 2008	By: /s/ Terry L. Lee
Terry L. Lee
Chief Executive Officer and
Chairman of the Board
(Duly Authorized Officer)

Date: August 14, 2008	By: /s/ Mitchell L. Cox, CPA
Mitchell L. Cox
Chief Financial Officer
(Principal Financial
and Accounting Officer)