Form 10-Q
period 2008-09-30
HEARTLAND, INC.
filed 2008-11-14
CIK 1084415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 HEARTLAND, INC.
(Exact name of small business registrant as specified in its charter)

Maryland --------------------------------	000-27045 --------------------------------	36-4286069 -------------------------------------------
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

P.O. Box 4320
Harrogate, TN  37752
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 1, 2008, there were 41,783,107 shares of common stock, $.0001 par value per share, outstanding.

HEARTLAND, INC.

FORM 10-Q

PART  I.  FINANCIAL  INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	Sept. 30,	Dec. 31,
	2008	2007
	(Unaudited)

CURRENT ASSETS
Cash	$856,564	$216,570
Accounts receivable, net of allowance for doubtful accounts of $179,677 and $187,680,at September 30, 2008 and December 31, 2007, respectively	3,341,634	3,188,591
Costs and estimated earnings in excess of billings on uncompleted contracts	298,743	311,899
Inventory
Raw material	1,539,505	885,183
Work in process	9,506	16,961
Finished Goods	-	2,265
	1,549,011	904,409
Prepaid expenses and other	24,020	1,259
Total current assets	6,069,972	4,622,728

PROPERTY, PLANT AND EQUIPMENT, NET	1,985,236	701,168

OTHER ASSETS	-	426,321

TOTAL ASSETS	$8,055,208	$5,750,217

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - continued
LIABILITIES AND STOCKHOLDERS’ EQUITY

	Sept. 30,	Dec. 31,
	2008	2007
	(Unaudited)

CURRENT LIABILITIES
Convertible promissory notes payable	$12,450	$53,450
Current portion of notes payable	134,660	24,604
Current portion of notes payable to related parties	72,622	89,156
Current portion of capital lease	-	8,320
Accounts payable and other accrued expenses	2,801,453	3,172,585
Obligations to related parties	12,008	12,008
Billings in excess of costs and estimated earnings on uncompleted contracts	316,825	195,432
Total current liabilities	3,350,018	3,555,555

LONG-TERM OBLIGATIONS
Notes payable, less current portion	929,914	180,799
Notes payable to related parties, less current portion	345,296	403,607
Capital lease, less current portion	-	26,571
Total long term liabilities	1,275,210	610,977

STOCKHOLDERS’ EQUITY
Preferred stock $0.001 par value 5,000,000 shares
authorized, 2,370,000 shares issued and outstanding	2,370	2,370
Additional paid-in capital – preferred stock	713,567	713,567
Common stock, $0.001 par value 100,000,000 shares
authorized; 39,436,482 and 36,567,105 shares issued
and 39,283,107 and 36,567,105 shares outstanding
at September 30, 2008 and December 31, 2007, respectively	39,407	36,566
Additional paid-in capital – common stock	16,283,428	15,789,790
Accumulated deficit	(13,616,265)	(14,958,608)
Dividends Distributable	7,473	-
Total stockholders’ equity	3,429,980	1,583,685

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$8,055,208	$5,750,217

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUE – SALES	$5,425,498	$3,168,965	$15,684,082	$9,656,306
COST OF GOODS SOLD	4,337,807	2,920,674	12,908,296	8,613,137
	1,087,691	248,291	2,775,786	1,043,169

OPERATING COSTS AND EXPENSES

Selling, general and administrative expenses	431,052	288,173	1,248,433	1,946,307
Depreciation and amortization	36,031	15,256	89,953	52,026
Total Operating Costs and Expenses	467,083	303,429	1,338,386	1,998,333
NET OPERATING INCOME (LOSS)	620,608	(55,138)	1,437,400	(955,164)

OTHER INCOME (EXPENSE)
Other (expense) income	(33,138)	6,652	7,988	23,735
Loss on disposal of property, plant and equipment	-	-	-	(19,432)
Interest expense	(31,007)	(12,587)	(57,669)	(104,583)
TOTAL OTHER EXPENSE	(64,145)	(5,935)	(49,681)	(100,280)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	556,463	(61,073)	1,387,719	(1,055,444)
FEDERAL AND STATE INCOME TAXES	-	-	-	-
INCOME (LOSS) FROM CONTINUING OPERATIONS	556,463	(61,073)	1,387,719	(1,055,444)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – Continued

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
DISCONTINUED OPERATIONS:
Income from discontinued operations (net of income tax expense of $0)	-	-	-	82,196
Gain on disposal of discontinued operations (net of income tax expense of $0)	-	131,525	-	131,525
Total discontinued operations	-	131,525	-	213,721
NET INCOME (LOSS)	556,463	70,452	1,387,719	(841,723)
LESS: Preferred Dividends	(14,812)	(14,934)	(44,438)	(161,752)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$541,651	$55,518	$1,343,281	$(1,003,475)

EARNINGS (LOSS) PER COMMON SHARE
Continuing operations : Basic	$0.014	$(0.002)	$0.037	$(0.030)
: Diluted	$0.013	$(0.002)	$0.035	$(0.028)
Discontinued operations :Basic	$-	$0.004	$-	$0.006
:Diluted	$-	$0.003	$-	$0.006
Net income (loss) : Basic	$0.014	$0.002	$0.037	$(0.024)
:Diluted	$0.013	$0.002	$0.035	$(0.022)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: Basic	37,998,822	36,237,105	37,017,096	34,842,160
: Diluted	40,596,008	38,946,039	39,879,796	37,551,094

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended
	September 30,
	2008	2007

NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES	$1,216,816	(544,152)

INVESTING ACTIVITIES
Payments for property, plant and equipment	(1,374,020)	(46,618)

FINANCING ACTIVITIES
Proceeds from (payments on) notes payable	$686,934	$(30,082)
Payments on notes payable to related parties	(74,845)	(52,494)
Payments on capital lease	(34,891)	-
Payments on convertible promissory notes	-	(10,000)
Proceeds from issuance of common stock	220,000	145,000
Proceeds from issuance of preferred stock	-	552,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	797,198	604,924

INCREASE IN CASH	639,994	14,154

CASH, BEGINNING OF PERIOD	216,570	249,209

CASH, END OF PERIOD	$856,564	$263,363

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$57,669	$33,554

NON CASH INVESTING AND FINANCING ACTIVITIES
Purchase of Mound Technologies facility by net settlement of amount
due to/from former landlord	$141,657	$-
Settlement of amount due from former landlord	426,321	-
Settlement of amount owed former landlord	284,664	-
Issuance of common stock for payment of obligations to related parties	-	50,000
Preferred stock dividend from embedded beneficial conversion feature	-	123,437
Issuance common stock for dividends due on preferred shares	83,379	-
Issuance of common stock for payment of convertible notes	124,377	-
Issuance of common stock for services and settlements	-	614,790
Issuance of preferred stock for services	-	30,000
Issuance of common stock and options for executive compensation and board compensation	90,000	420,883

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE A	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Regulation S-K promulgated by the Securities and Exchange Commission and do not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, these interim financial statements include all adjustments, which include only normal recurring adjustments, necessary in order to make the financial statements not misleading.  The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on Form 10-KSB.

The balance sheet at December 31, 2007 has been derived from the audited financial statement of that date, but does not include all of the information and notes required by accounting principles generally accepted in United States of America for complete financial statements.

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

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE B	ACCOUNTING POLICIES (Continued)

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

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $13,616,265.  The Company’s auditors, in their opinion on the Company’s annual financial statements for 2007 dated April 10, 2008, included a “going concern” qualification related to substantial doubt about the Company’s ability to continue as a going concern.

As of September 30, 2008, the Company believes that cash on hand, cash generated by operations, and available bank borrowings will be sufficient to pay trade creditors, operating expenses in the normal course of business, and meet all of its bank and subordinate debt obligations for the next 12 to 24 months. In addition, the Company has declared and paid the common stock dividend that had been shown as in arrears for 2007 as well as having converted the majority of the convertible notes over into common stock.  It is the Company’s belief that having cleaned up the balance sheet and having sufficient cash flow from operations will allow any issue relating to going concern to be removed in future accounting periods.

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

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE D	STOCKHOLDERS EQUITY (Continued)

Preferred Stock (continued)

As of September 30, 2008, the Company has 2,370,000 shares of Series A Convertible Preferred Stock issued and outstanding.  The preferred shares carry a 10% annual stock dividend for the three years they are outstanding prior to conversion. The preferred dividend in arrears at September 30, 2008 and 2007 was $51,910 and $38,315, respectively. Of the amounts shown, only $7,473 remains in arrears from 2007 and the Company has obtained the needed information in order to have those shares issued. The remaining balance shown in arrears for 2008 should be taken care of at the earliest practicable after December 15, 2008.

Common Stock

During the quarter ended March 30, 2008, the Company issued 580,000 shares of common stock for cash of $290,000.

During the quarter ended June 30, 2008, the Company authorized the issuance of 185,718 shares of common stock for director compensation. These shares were authorized as two separate issuances and were based on the closing price of the common shares on May 31, 2008 and June 30, 2008. The number of shares authorized on May 31, 2008 was 100,002 shares. The number of shares authorized on June 30, 2008 was 85,716. The non-cash compensation represented by these shares was $60,000.

During the quarter ended September 30, 2008, the Company authorized the issuance of 2,115,398 shares of common stock. The issuance related to the following:

Description	Quantity	Closing Price Date
Stock Dividend	172,314	September 24, 2008
Conversion of Debt & Related Interested	27,503	September 23, 2008
Conversion of Debt & Related Interested	55,857	September 24, 2008
Board Compensation	124,998	September 30, 2008
Board Approved Adjustments	1,734,726	Various
	2,115,398

NOTE E	BUILDING PURCHASE

During the quarter ended June 30, 2008, the Company finalized the purchase of the property located at 25 Mound Park Drive in Springboro, OH. The gross selling price of the property was $1,112,983 and was funded through a loan of $900,000 provided through Commercial Bank of Harrogate, TN. The remaining net settlement is from amounts due from the former landlord of $426,321, the amounts due to the former landlord of $284,664, and Company generated funds. The note is for a term of 60 months, a fixed interest rate of 7.5% and consists of 59 monthly payments of $7,250 and one payment due on April 18, 2013 of $794,989. This is the same property which Mount Technologies uses for its operations and had been renting from a related party for $16,250 per month. The Company’s CEO is also the CEO of Commercial Bank. Allocation of the purchase price was $271,055 for land and $841,928 to the buildings.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE F	SUBSEQUENT EVENT

The Company finalized the acquisition of the Lee Oil Company, Inc., Lee’s Food Mart, LLC, and Lee Enterprises, Inc. on October 1, 2008. The gross purchase price was $7,000,000 and was funded with a loan of $3,250,000 from Choice Financial Group, two loans totaling an additional $3,250,000 from Lee Holding Company, LP, and Gary Lee, and an issuance of common stock making up the $500,000 balance. Terry Lee is the Company’s Chief Executive Officer as well as being the principal partner in Lee Holding Company, LP. Gary Lee is Terry Lee’s brother. Form 8-K was filed with the SEC on October 3, 2008 disclosing all the details of the purchase.

NOTE G	RECLASSIFICATIONS

Certain amounts in the September 30, 2007 Financial Statements have been reclassified to conform to the presentation used in the September 30, 2008 Financial Statements.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OERATION.

Safe Harbor Provisions
Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:
This Quarterly Report on Form 10-Q contains "forward-looking" statements within the meaning of the Federal securities laws.  These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, statements concerning the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  The forward-looking statements in this Quarterly Report on Form 10-Q are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

Introduction
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide investors and others with information we believe is necessary to understand the Company’s financial condition, changes in financial condition, results of operations and cash flows. Our MD&A should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes to Consolidated Financial Statements and other information included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q should also be read in conjunction with our most recently filed Form 10-K.

Unless the context otherwise requires, references in this MD&A to the “Company”,” “Corporate”, “Heartland,” and “we” refer to Heartland, Inc. and its consolidated subsidiaries when applicable.

The interim financial statements have been prepared by Heartland, Inc. and in the opinion of management, reflect all material adjustments which are necessary in order to present a fair statement of results for the interim periods presented, including normal recurring adjustments.  Certain information and footnote disclosures made in the most recent annual financial  statements included in the Company's Form 10-KSB for the year ended December 31, 2007, have been condensed or omitted for the interim statements.  It is the Company's opinion that, when the interim statements are read in conjunction with the December 31, 2007 financial statements, the disclosures are adequate to make the information presented not misleading.  The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the operating results for the full fiscal year.

Overview
Mound Technologies, Inc. (“Mound”), a Nevada corporation with its corporate headquarters located in Springboro, Ohio is a wholly owned subsidiary of the Company.

Mound is a full service structural and miscellaneous steel fabricator. It also manufactures steel stairs and railings, both industrial and architectural quality. The present capacity of the facility is approximately 6,000 tons per year of structural and miscellaneous steel.

Mound is focused on the fabrication of metal products and produces structural steel, miscellaneous metals, steel stairs, railings, bar joists, metal decks and the erection thereof. In the steel products segment, steel joists and joist girders, and steel deck are sold to general contractors and fabricators throughout the United States. Substantially all work is to order and no unsold inventories of finished products are maintained. All sales contracts are firm fixed-price contracts and are normally competitively bid against other suppliers. Cold finished steel and steel fasteners are manufactured in standard sizes and inventories are maintained. As of September 30, 2008, Mound is the only operational segment of the business.

On July 17, 2008, the Company entered into a Letter of Intent to purchase all the assets of Lee Oil Company, Inc., Lee’s Food Mart, LLC, and Lee Enterprises, Inc. Terry Lee, the CEO and Chairman of the Company, is also an owner of the Lee Companies. Mr. Lee has abstained from any negotiating or structuring of the acquisition. Form 8-K was filed on July 17, 2008 with the SEC detailing the purchase price and how the company expects to fund the purchase along with allowing both parties time to perform due diligence on the proposed acquisition. The parties completed the acquisition as of October 1, 2008 and Form 8-K was filed on October 3, 2008 with the SEC detailing the acquisition. The company will be filing pro forma financial statements for the past two years within the allotted 70 day timeframe as well as filing all future financials as consolidated financial statements to include this now wholly owned subsidiary.

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

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies, including the critical policies listed below, are fully described and discussed in our annual report on Form 10-KSB for the fiscal year ended December 31, 2007, previously filed with the SEC.

Revenue Recognition and Cost Estimation
Our revenues consist primarily of services provided by our employees and the pass through of costs for materials and subcontract efforts under contracts with our customers. Cost of services consists primarily of compensation expenses for program personnel, the fringe benefits associated with this compensation, and other direct expenses incurred to complete programs, including cost of materials and subcontract efforts.

For long-term contracts which are specifically described in the scope section of SOP 81-1 or other appropriate accounting literature we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.

The asset, “Costs in excess of billings,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs,” represents billings in excess of revenues recognized.

Allowance for Doubtful Accounts

We reduce accounts receivable by an allowance for amounts that may become uncollectible in the future. Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience and current trends. In determining these amounts, we look at the historical write-offs of our receivables. We monitor our collections and write-off experience to assess whether adjustments are necessary. Management periodically evaluates the standard allowance estimation methodology for appropriateness and modifies as necessary. In doing so, we believe our allowance for doubtful accounts reflects the most recent collections experience and is responsive to changes in trends. Our accounts receivable are written off once the account is deemed to be uncollectible. This typically occurs once we have exhausted all efforts to collect the account, which include collection attempts by our employees and outside collection agencies.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007.

Results of Operations

Three Months
Revenues for the three months ended September 30, 2008 were $5,425,498 compared to $3,168,965 for the same period in 2007, which represents an increase of $2,256,533.  The increase in revenues for the period ending September 30, 2008 as compared to the three months ended September 30, 2007 was partially the result of increases in the price of the raw materials during the past twelve months used in the manufacturing process and those increases being passed along to the customers. The Company has also been able to maintain a high backlog of projects over the last quarter and this has allowed management to be more efficient in the use of the resources available. Total selling, general, and administrative expenses were $467,083 for the three months ended September 30, 2008 compared to $303,429 for the same period in 2007. This would be expected since a lot of those expenses are semi-variable in nature and would increase as the amount of sales increased. Maintaining a better control over the administrative costs along with the heavy backlog of projects have allowed the Company to generate operating income of approximately 11% in the current period versus an operating loss of about 2% in the same period of 2007.   Our costs of goods sold increased from $2,920,674 for the three months ended September 30, 2007 to $4,337,807 for the three months ended September 30, 2008.

Interest expense for the three months ended September 30, 2008 was $31,007 compared to $12,587 for the same period in 2007.   The Company saw an increase in the interest expense in the third quarter from the same quarter last year  primarily due to the purchase of the Mound property in April. The interest expense relating to this purchase should remain fairly constant during the first five years of the loan.

As a result, income from continuing operations was $556,463 for the three months ended September 30, 2008, compared to a loss of $61,073 for the same period in 2007.

Nine Months
Revenues for the nine months ended September 30, 2008 were $15,684,082 compared to $9,656,306 for the same period in 2007, which represents an increase of $6,027,776.  The increase in revenues for the nine month period ending September 30, 2008 as compared to the nine months ended September 30, 2007 was partially the result of increases in the price of the raw materials during the past twelve months used in the manufacturing process and those increases being passed along to the customers. The Company has also been able to maintain a high backlog of projects over the four quarters and this has allowed management to be more efficient in the use of the resources available. Total selling, general, and administrative expenses were $1,338,386 for the nine months ended September 30, 2008 compared to $1,998,333 for the same period in 2007. This would be expected since most of the expenses making up the difference were related to services and settlements charged to operations in the first and second quarter of 2007. Maintaining a better control over the administrative costs along with the heavy backlog of projects have allowed the Company to generate operating income of approximately 9% in the current nine month period versus an operating loss of about 10% in the same nine month period of 2007.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, the Company had working capital, which represents current assets less current liabilities, of $2,719,954 and an increase of $1,652,781 from the working capital of $1,067,173 at December 31, 2007. The increase in working capital is primarily attributable to net income during the period.

The Company finances its operations and growth primarily with cash flow from operations, borrowings under its revolving credit facility and other loans, operating leases and normal trade credit terms from operating activities. At September 30, 2008, the Company had $856,564 of cash and cash equivalents.

Net cash provided from operating activities was $1,216,816 for the nine months ended September 30, 2008.  The Company did obtain new funding in the form of a note from Commercial Bank in the original amount of $900,000 to purchase the Mound property. This note along with company generated funds of approximately $500,000 was used to make the acquisition.

Total liabilities at September 30, 2008 were $4,625,228 and total shareholders’ equity was $3,429,980. As of September 30, 2008, the Company believes that cash on hand, cash generated by operations, and available bank borrowings will be sufficient to pay trade creditors, operating expenses in the normal course of business, and meet all of its bank and subordinate debt obligations for the next 12 to 24 months.

Inflation
We are subject to the effects of inflation and changing prices. We experienced rising prices for steel and other commodities during fiscal 2007 and for the first nine months of 2008 that had an impact on our gross revenues and net earnings.  In the remainder of fiscal 2008, we expect average prices of steel and other commodities to be higher than the average prices paid in fiscal 2007.  We will attempt to mitigate the impact of these anticipated increases in steel and other commodity prices and other inflationary pressures by actively pursuing internal cost reduction efforts and introducing price increases.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on us.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
With the participation of the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer); the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s  Chief Executive Officer and the Company’s Chief Financial Officer and Secretary have concluded that:

a.  information required to be disclosed by the Company in this Quarterly Report on Form 10-Q and the other reports that the Company files or submits under the Exchange Act would be accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure;
b.  information required to be disclosed by the Company in this Quarterly Report on Form 10-Q and the other reports that it files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and
c.  the Company’s disclosure controls and procedures were effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarterly period ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM  2.      UNREGISTER SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 30, 2008, the Company issued 568,261 shares of common stock for cash of $290,000.  The Company used the proceeds from the sale of these securities towards the acquisition of Lee Oil Company, Inc. that took place on October 1, 2008. The proceeds were used primarily toward the legal and accounting fees relating to the acquisition.

During the quarter ended June 30, 2008, the Company authorized the issuance of 185,718 shares of common stock for director compensation. These shares were authorized as two separate issuances and were based on the closing price of the common shares on May 31, 2008 and June 30, 2008. The number of shares authorized on May 31, 2008 was 100,002 shares. The number of shares authorized on June 30, 2008 was 85,716. The non-cash compensation represented by these shares was $60,000.60.

During the quarter ended September 30, 2008, the Company authorized the issuance of 2,115,398 shares of common stock. Included in this were the shares issued for the conversion of convertible debt and related interest, the issuance of the 2007 annual stock dividend payable to the preferred shareholders, settlement of amounts previously owed, and non-cash Board compensation in the amount of $30,000.

On October 1, 2008, the Company" entered into and closed a Securities Purchase  Agreement  (the  "Lee Agreement") with Lee Holding Company LP and Gary Lee ("Sellers") and Lee Oil Company, Inc. (“Lee Oil”), Lee’s Food Mart, LLC (“Lee Food”), and Lee Enterprises, Inc. (“Lee,” and together with Lee Oil and Lee Food, the “Lee Companies”).  Pursuant to the Lee Agreement, the Company acquired and, the Sellers sold, 100% of the outstanding securities in the Lee Companies.  Terry Lee, the Company’s Chief Executive Officer and a director of the Company, is the principal partner of Lee Holding Company LP.  Gary Lee is the brother of Terry Lee.

In consideration for 100% of the outstanding securities in the Lee Companies, the Company paid the Sellers $3,250,000 in cash, issued the Sellers promissory notes for an aggregate of $3,250,000 (the “Lee Companies Notes”) and issued the Sellers 2,500,000 shares of common stock of the Company. The Lee Companies Notes carry interest of 8% per year and the Company is required to pay the Sellers an aggregate of $27,418 per month until the Lee Companies Notes are paid in full.

No other unregistered sales of equity securities have taken place since the first quarter.

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

The acquisition of Lee Oil Company, Inc., Lee’s Food Mart, LLC, And Lee Enterprises, Inc. was completed as of October 1, 2008. Form 8-K was filed on October 3, 2008 with the Securities and Exchange Commission detailing the acquisition including all the related documentation. The gross selling price of the property was $7,000,000 and was funded through notes totaling $6,500,000 and issuance of common stock with a value of $500,000. Allocation of the purchase price will be based on fair market value of the assets determined by outside independent parties.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31.1	Certification of Terry L. Lee, Chief Executive Officer & Chairman of the Board

Exhibit 31.2	Certification of Mitchell L Cox, CPA, Chief Financial Officer

Exhibit 32.1	Certification of Terry L. Lee, Chief Executive Officer& Chairman of the Board

Exhibit 32.2	Certification of Mitchell L. Cox, CPA, Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTLAND, INC. (Registrant)

November 14, 2008	By:	/s/ Terry L. Lee
Terry L. Lee
Chief Executive Officer and Chairman of the Board (Duly Authorized Officer)

November 14, 2008	By:	/s/ Mitchell L. Cox, CPA
Mitchell L. Cox
Chief Financial Officer (Principal Financial and Accounting Officer)