Form 10KSB/A
period 2007-12-31
HEARTLAND, INC.
filed 2009-02-06
CIK 1084415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2007

HEARTLAND, INC.
(Name of small business issuer in its charter)

Maryland	36-4286069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

P. O. Box 4320 Harrogate, TN 37752
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

EXPLANATORY NOTE: THE SOLE PURPOSE OF THIS AMENDMENT TO THE FORM 10KSB FOR THE YEAR ENDED DECEMBER 31, 2007 IS TO AMEND ITEM 8A (T) CONTROLS AND PROCEDURES AS SET FORTH BELOW.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee as of December 31, 2007.  As a result of the deficiencies, the Company’s management determined that the Company’s internal control over financial reporting is not effective.

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

HEARTLAND INC.
(Registrant)

Date: February 9, 2009	By:	/s/ Terry Lee
Terry Lee
Chief Executive Officer
And Chairman of the Board of Directors

Date: February 9, 2009	By:	/s/ Mitchell Cox
Mitchell Cox
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Terry Lee	Terry Lee	Chief Executive Officer, Chairman & Director	February 9, 2009

/s/ Mitchell Cox	Mitchell Cox	Chief Financial Officer	February 9, 2009

/s/ Thomas C. Miller	Thomas C. Miller	Secretary & Director	February 9, 2009

/s/ Trent Sommerville	Trent Sommerville	Director	February 9, 2009

/s/ Kenneth B. Farris	Kenneth B. Farris	Director	February 9, 2009

4