Form 10-K
period 2008-12-31
HEARTLAND, INC.
filed 2009-04-10
CIK 1084415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
Commission file number 000 – 27045

Heartland, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	36-4286069
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1005 N. 19th Street Middlesboro, KY	40965
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (606) 248-7323
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of March 9, 2009, the aggregate market value of the registrant’s Common Stock (based upon the $0.20 closing price on that date) held by nonaffiliates (excludes shares reported as beneficially owned by directors and officers) was approximately $6,238,641.

As of March 9, 2009, there were 43,541,457 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

HEARTLAND, INC.
FORM 10-K

TABLE OF CONTENTS

	Part I

ITEM 1.	Business	3
ITEM 1A.	Risk Factors	9
ITEM 1B.	Unresolved Staff Comments	9
ITEM 2.	Properties	9
ITEM 3.	Legal Proceedings	10
ITEM 4.	Submissions of Matters to a Vote of Security Holders	10

	Part II

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters	10
	and Issuer Purchases of Equity Securities
ITEM 6.	Selected Financial Data	13
ITEM 7.	Management's Discussion and Analysis of Financial Condition	13
	and Results of Operations
ITEM 8.	Financial Statements and Supplementary Data	19
ITEM 9.	Change in and Disagreements with Accountants on Accounting	21
	and Financial Disclosure
ITEM 9A.	Controls and Procedures	22
ITEM 9B.	Other Information	23

	Part III

ITEM 10.	Directors, Executive Officers, and Corporate Governance	23
ITEM 11.	Executive Compensation	26
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management	28
	and Related Stockholder Matters
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	29
ITEM 14.	Principal Accountant Fees and Services	30

	Part IV

ITEM 15.	Exhibits and Financial Statement Schedules	32

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements which include, but are not limited to, statements concerning expectations as to our revenues, expenses, and net income, our growth strategies and plans, the timely development and market acceptance of our products and technologies, the competitive nature of and anticipated growth in our markets, our ability to achieve cost reductions, the status of evolving technologies and their growth potential, the adoption of future industry standards, expectations as to our financing and liquidity requirements and arrangements, the need for additional capital, and other matters that are not historical facts. These forward-looking statements are based on our current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by it. Words such as “anticipates”, “appears”, “expects”, “intends”, “plans”, “believes, “seeks”, “estimates”, “may”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements, which are included in accordance with the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from those results expressed in any forward-looking statements, as a result of various factors. Readers are cautioned not to place undue reliance on forward-looking statements, which are based only upon information available as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Unless the context indicates otherwise, the terms “Company”, “Corporate”, “Heartland”, “our”, and “we” refer to Heartland, Inc. and its subsidiaries.

PART I

ITEM 1           DESCRIPTION OF BUSINESS

(A)           THE COMPANY

Heartland, Inc. (the “Company”) was incorporated in the State of Maryland on April 6, 1999 as a non-diversified closed-end management investment company as described in the Investment Company Act of 1940 (“1940 Act”). On December 7, 2001 the Company’s shareholders voted on withdrawing the Company from being regulated as a business development company and thereby no longer being subject to the 1940 Act. In May 2004, after going through a couple of reverse mergers in 2003, the Company changed its name to our current name, Heartland Inc.

Currently, the Company operates in several States through the following three wholly-owned subsidiaries:

•	Mound Technologies, Inc. (“Mound”) which is based in Springboro, OH and commenced operations at the same location in 1964 under the name Mound Steel Corporation.
•	Lee Oil Company, Inc. and its wholly owned subsidiaries Lee Enterprises, Inc. and Lee’s Food Marts, LLC (collectively “Lee Oil”) which is based in Middlesboro, KY and commenced operations in 1988.
•	Heartland Steel, Inc. (“Heartland Steel”) which is going to be based in Washington Court House, OH when operations begin in 2009.

The Company currently manages its business as two operational segments and files as a consolidated entity. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers. A third operating segment will be added when operations begin at Heartland Steel. The two operational segments we currently report are:

•
Mound – Steel Fabrication – Primarily focused on the fabrication of metal products including structural steel, steel stairs and railings, bar joists, metal decks, and other miscellaneous steel products.

•	Lee Oil – Oil Distribution – Primarily focused on the wholesale and retail distribution of petroleum products including those sold to the motoring public through our retail locations.

Our executive offices are located at 1005 N. 19th Street in Middlesboro, KY, and the telephone number is (606) 248-7323.  Our Internet address is www.heartlandholdingsinc.com for the corporate information. Additionally, the Mound Technology division of the company currently maintains an Internet addresses at www.moundtechnologies.com.  The information contained on our web site(s) or connected to our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

Decentralized Management with Strong Corporate Infrastructure

Our corporate group is responsible for maintaining a unified infrastructure to support our diversified operations through standardized financial and accounting, safety, environmental and maintenance processes and controls. Below our corporate level, we operate a decentralized operational organization in which our two chief operational officers are responsible for their operations, including asset management, cost control, policy compliance and training and other aspects of quality control. With an average of over 25 years of industry experience, each regional manager has extensive knowledge of the customer base, job requirements and working conditions in each local market. This management structure allows us to monitor operating performance on a daily basis, maintain financial, accounting and asset management controls, integrate acquisitions, prepare timely financial reports and manage contractual risk.

Compliance Policies and Procedures.

We have adopted and implemented policies and procedures reasonably designed to prevent violation of the federal securities laws, and review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation.

(B)           BUSINESS DEVELOPMENT

The Company finalized the purchase of the property located at 25 Mound Park Drive in Springboro, OH on April 18, 2008. The gross purchase price of the property was $1,112,983 and was funded through a loan of $900,000 provided through Commercial Bank of Harrogate, TN., net settlement of amounts due from the former landlord of $426,321 and amounts due to the former landlord of $284,664 and Company generated funds making up the remainder. The note was for a term of 60 months, a fixed interest rate of 7.5%, and consisted of 59 monthly payments of $7,250.00 and one payment due on April 18, 2013 of $794,989.16.  This is the same property which Mound Technologies currently uses for its operations and had been renting from a related party for $16,250 per month. The Company’s CEO is also the CEO of Commercial Bank. Allocation of the purchase price was $271,055 for land and $841,928 allocated to the buildings.

On October 1, 2008, the Company entered into and closed a Securities Purchase  Agreement  (the  "Lee Oil Agreement") with Lee Holding Company LP and Gary Lee ("Sellers") and Lee Oil Company, Inc. (“Lee Oil”), Lee’s Food Mart, LLC (“Lee Food”), and Lee Enterprises, Inc. (“Lee,” and together with Lee Oil and Lee Food, the “Lee Companies”).  Pursuant to the Lee Oil Agreement, the Company acquired and, the Sellers sold, 100% of the outstanding securities in the Lee Companies.   Terry Lee, our CEO and a director, is a principal of Lee Holding Company LP.  Gary Lee is the brother of Terry Lee.

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

In order to fund the cash purchase price of the acquisition, on October 1, 2008, the Company entered into a Loan Agreement (the “Loan Agreement”) with Choice Financial Group (“Choice”).  Pursuant to the Loan Agreement, the Company issued and sold a Promissory Note in the amount of $3,250,000 (the “Choice Note”).  The Company is required to pay a monthly installment of $30,799 and the outstanding balance including annual interest of 7.75% is required to be paid in full by September 30, 2011.

In accordance with the security agreements entered between the Company, each of the subsidiaries of the Company and Choice, the assets of the Company thee parcels of real estate owned by the Company and each of its subsidiaries were collateralized by Choice and the securities of each of the subsidiaries of the Company were pledged to Choice.  In addition, each of the Sellers entered into a subordination agreement with Choice and Terry Lee entered a Put Agreement with Choice whereby Mr. Lee agreed to acquire the Choice Note in the event that Company defaults.

The Company purchased an additional piece of property on December 30, 2008 in Washington Court House, OH where we anticipate the future operations of Heartland Steel to take place. The purchase price was $441,248.

Mission

Our mission is to become a leading diversified company with business interests in well established industries. We plan to successfully grow our revenues by acquiring companies with historically profitable results, strong balance sheets, sustainable cash flows, and solid management teams in place. By providing access to financial markets, expanded marketing opportunities and operating expense efficiencies, we hope to become the facilitator for future growth and higher long-term profits. In the process, we hope to develop new synergies among the acquired companies, which should allow for greater cost effectiveness and efficiencies, thus further enhancing each individual company’s strengths.

Expansion

 We intend to continue strengthening our presence within our existing geographic footprint through internal growth and acquisitions of businesses with strong customer relationships and experienced and skilled personnel.

Capital Development

 We intend to continue growing our business through selective acquisitions and/or upgrading our existing assets. Our capital investment decisions are determined by an analysis of the projected return on capital employed for each of those alternatives. Acquisitions are evaluated for “fit” within our stated goals and thoroughly reviewed by corporate level personnel before any acquisition is considered. We also evaluate the cost to acquire existing assets from a third party versus the capital required to buy or build new assets.

Based on these factors, we make capital investment decisions that we believe will support our long-term growth strategy and these decisions may involve a combination of asset acquisitions and/or the purchase of assets as deemed necessary.

In 2008, we completed the purchase of two pieces of property in Ohio:

•	25 Mound Park Drive in Springboro, OH – Current operations of Mound Technologies
•	1629 Old US Route 35SE in Washington C.H., OH – Future site of Heartland Steel

Additionally, we completed the acquisition of Lee Oil as of October 1, 2008. This acquisition included property and other fixed assets located in the State of Tennessee, Commonwealth of Kentucky, and the Commonwealth of Virginia.

We believe all the uses of capital described above fall within the scope of our mission and will benefit the Company going forward.

(C)           BUSINESS

STEEL FABRICATION SEGMENT

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

Competition overall in the U.S. steel fabrication industry has been reduced by approximately 50% over the last few years due to economic conditions leading to the lack of sustained work. The number of regional competitors has gone down from ten (10) to three (3) over the past five years. Larger substantial work projects have declined dramatically with the downturn in the economy. Given the geographical operating territory of the Company, foreign competition is not a major factor. In addition to competition, steel pricing represents another significant challenge. The cost of steel, our highest input cost, has seen significant fluctuations in recent years. The Company will manage this challenge by stockpiling the most common steel component products and incorporating price increases in job pricing as deemed appropriate.

OIL DISTRIBUTION SEGMENT

Lee Oil Company, Inc. and its wholly owned subsidiaries of Lee’s Food Marts, LLC and Lee Enterprises, Inc. (collectively “Lee Oil”) are headquartered in Middlesboro, KY. Lee Oil Company serves as the wholesaler and supplier to the two subsidiaries that run the retail operations.

Lee Oil was started in 1988 as a two person operation and has grown to currently operating 23 convenience stores and selling approximately 40 million gallons of product through a combination of both retail and wholesale operations.

Lee Oil Company is incorporated in the Commonwealth of Virginia and has been domesticated in both the State of Tennessee and the Commonwealth of Kentucky. Lee’s Food Marts, LLC was organized in the State of Tennessee while Lee Enterprises, Inc was incorporated in the Commonwealth of Kentucky. Currently, operations are centered in the Southeastern portion of Kentucky, the Northeastern portion of Tennessee, and the Southwestern portion of Virginia.

Lee Oil Company operates as both a wholesaler and retailer while the two subsidiaries operate only retail locations selling directly to the public. The retail locations we operate are branded by one of the major oil companies. We currently have the ability to brand a store one of three different brands: BP, Marathon, and ExxonMobil.

Lee Oil is focused on the distribution of petroleum products and that has taken a number of different forms. We currently operate the 23 convenient stores mentioned above and sell products on a consignment basis through a number of other stores. We also deliver products directly to other retail locations, home heating customers, and other customers ranging from mining operations to local school districts.

Competition at Mound

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

Mound competes with other flat-rolled steel producers (both integrated steel mills and mini-mills) and producers of plastics, aluminum, ceramics, carbon fiber, concrete, glass, plastic, and wood that can be used in lieu of flat-rolled steels in manufactured products. Mini-mills generally offer a narrower range of products than integrated steel mills but can have some cost advantages as a result of their different production processes.

Price, quality, delivery and service are the primary competitive factors in all markets that Mound serves and vary in relative importance according to the product category and specific customer.

Competition at Lee Oil

The retail fuel business is driven almost exclusively by the price and availability of product. The motoring public demands that the price we charge for the products we sell be in line with those of our competitors. The days of being able to charge a higher amount for “branded” products over the “unbranded” products are gone. Anytime our prices get out of line with our competitors, we can see a quick and dramatic change in the volume of that particular store.

The wholesale side of the fuel business doesn’t necessarily depend as much on price as the availability and dependability of being able to make deliveries of the products requested in a timely fashion over and over again. Customers depend on these deliveries in order to continue operations and schedule their shipments to arrive just prior to running out of product.

The “Big Box” outlets such as Wal-Mart and Kroger getting into the fuel business have had a dramatic effect on the overall competition remaining. Many distributors have ceased operations over the last 10 years and many more may do so in the near future due mainly to the operational margins being squeezed as more and more of these high volume and low margin outlets are brought into the market.

Regulation

Both operations are subject to a broad range of laws and regulations relating to the protection of human health and the environment. We expect to expend in the future, substantial amounts to achieve or maintain ongoing compliance with U.S. federal, state, and local laws and regulations, including the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the Resource Conservation and Recovery Act (RCRA), the Clean Air Act, and the Clean Water Act. These environmental expenditures are not projected to have a material adverse effect on our financial position or on our competitive position since others within our businesses are subject to the same environmental requirements. These laws, rules, and regulations may affect the way we conduct our operations, and failure to comply with these regulations could lead to fines and other penalties.

The Comprehensive Environmental Response, Compensation and Liability Act, referred to as “CERCLA” or the Superfund law, and comparable state laws impose liability, without regard to fault on certain classes of persons that are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances that have been released at the site. Under CERCLA, these persons may be subject to joint and severe liability for the costs of investigating and cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the costs of some health studies. In addition, companies that incur liability frequently confront additional claims because it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.

The federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, referred to as “RCRA”, generally does not regulate most wastes generated by the exploration and production of oil and natural gas because that act specifically excludes drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and gas from regulation as hazardous wastes. However, these wastes may be regulated by the EPA or state agencies as non-hazardous wastes as long as these wastes are not commingled with regulated hazardous wastes. Moreover, in the ordinary course of our operations, industrial wastes such as paint wastes and waste solvents as well as wastes generated in the course of our providing well services may be regulated as hazardous waste under RCRA or hazardous substances under CERCLA.

We currently own or lease, and have in the past owned or leased, a number of properties that have been used for many years in the storage of certain petroleum products. Although we have utilized operating and disposal practices that were standard in the industry at the time, there is the possibility that activities on or products stored in these facilities may have resulted in the disposal or release of hydrocarbons or other wastes on or under these properties. In addition, we own or lease properties that in the past were operated by third parties whose operations were not under our control. These properties and the hydrocarbons or wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes or property contamination. We believe that we are in substantial compliance with the requirements of CERCLA and RCRA.

Supplies

We depend on continued access to reliable supplies of various supplies of material and products in both the steel fabrication and oil distribution businesses. We believe there will be adequate sources of these supplies in order to meet our near term needs, although probably at prices that can fluctuate greatly in a very short period of time.

Employees

At December 31, 2008, we had approximately 226 full-time employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the  "Exchange  Act"), we are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 2  DESCRIPTION OF PROPERTY

The following properties are used in the operation of our business:

Corporate

Our principal executive and administrative offices are located at 1005 N. 19th Street in Middlesboro, Kentucky 40965.  Our phone number is (606) 248-7323.  We are currently utilizing space available at Lee Oil’s main office in an effort to save costs at the corporate level and promote a more centralized organization with direct oversight of ongoing operations. This space may not be sufficient for us as we add employees to the corporate staff.  In light of this, the corporation will evaluate its office needs and determine the best option as we continue to grow.

Steel Fabrication

The main facility being used by Mound is an approximately 39,000 square feet building located at 25 Mound Park Drive, in Springboro, OH. This facility accommodates both the office and manufacturing plant for Mound.

Bulk Plants

Lee Oil owns two bulk plants for the storage and distribution of petroleum products. The main plant is located at 1005 N. 19th Street in Middlesboro, KY. The second plant is located on Hwy 58 in Jonesville, VA.  These two plants serve the wholesale side of the business as well as providing the needed office space at both locations.

Retail Operations

The following chart details the number of retail sites that we currently lease or own. Two of the stores we show as being owned are actually being run through independent dealers and we split the profit from the sale of the products in lieu of rental payments.

	Number of	Number of	Remaining Lease	Remaining Lease
State	Owned Sites	Leased Sites	< 3 Years	> 3 Years

Tennessee	8	9	2	7

Kentucky	3	4	4	0

Virginia	2	1	1	0

	13	14

Most of our retail fuel and convenience store leases are net leases requiring us to pay taxes, insurance and maintenance costs. Of the leases that expire in less than three years, we anticipate that we will be able to negotiate acceptable extensions of the leases for those locations that we intend to continue operating. We believe that none of these leases are individually material.

ITEM 3  LEGAL PROCEEDINGS

In the normal course of our business, we and/or our subsidiaries are named as defendants in suits filed in various state and federal courts. There is no past, pending or, to our knowledge, threatened litigation or administrative action, including any litigation or action involving our officers, directors, or other key personnel, which has or is expected by our management to have a material effect upon our business, financial condition or operations.

ITEM 4 SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

	HIGH	LOW

FISCAL YEAR ENDED DECEMBER 31, 2008

First Quarter	0.40	0.14
Second Quarter	0.37	0.12
Third Quarter	0.40	0.15
Fourth Quarter	0.43	0.15

FISCAL YEAR ENDED DECEMBER 31, 2007

First Quarter	0.50	0.17
Second Quarter	0.33	0.11
Third Quarter	0.27	0.13
Fourth Quarter	0.65	0.18

Holders of Shares of Common Stock

The Company has authorized 100,000,000 shares of common stock with a par value of $.001 per share.  As of December 31, 2008, the Company had 42,787,424 shares of common stock authorized to be issued and 42,759,047 actually outstanding.  As of March 9, 2008, there were approximately 707 stockholders of record of our common stock. This does not reflect those shares held beneficially or those shares held in "street" name.

We did not pay cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our business.

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized with a par value of $.001. As of December 31, 2008, the Company has 2,370,000 shares of Series A Convertible Preferred Stock issued and outstanding.  The preferred stock has a face value of $0.25 per share and the basis of conversion is one share of the Company’s common stock for each share of preferred stock.  The preferred stock has liquidation priority rights over all other stockholders.  The preferred shares can be converted at any time at the option of the stockholder, but will convert automatically at the end of three years into the Company’s common stock.

Warrants

The preferred shares include a Series A and Series B common stock purchase warrant.  The Series A warrant allows the holder to purchase 20% of the number of preferred shares purchased at $0.75 per share; the Series B warrant allows the holder to purchase 20% of the number of preferred shares purchased at $1.00 per share. Both series of warrants are exercisable over a three year period.  The Company can call in the warrants after 12 months if the price of the common stock in the market is 150% of the warrant price for 10 consecutive days. The company had 2,370,000 shares of Series A Convertible Preferred Stock issued and outstanding as of December 31, 2007and 2008.

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

•
Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

•
Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

•
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

Recent Sales of Unregistered Securities

In January and February of 2008, the company issued 440,000 shares to 8 individuals in a private placement. These shares were valued at $.50/share and funds were received in the amount of $220,000.

During the year ended December 31, 2008, the Company authorized total issuances of 6,220,319 shares of common stock. The issuances related to the following:

Description	Quantity	Stock Price
Stock Dividends for 2007	172,314	Average Stock Price - 2007 (1)
Stock Dividends for 2008	227,158	Average Stock Price - 2008 (2)
Private Placement	440,000	Set @ $.50
Conversion of Debt & Related Interest	83,360	Conversion Rate $1.00 (3)
Board Compensation	430,716	Quarterly Closing Price (4)
CEO Compensation	503,784	Average Stock Price - 2008 (2)
Board Approved Issuances	4,362,987	Various (5)
	6,220,319

(1) Average monthly closing price for Jan - Nov 2007 and Dec 15, 2007
(2) Average monthly closing price for Jan - Nov 2008 and Dec 15, 2008
(3) Set in convertible notes
(4)Closing price at the end of each quarter.
(5) Varied - majority (2.5M shares) issued for Lee Oil purchase @ $.20

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions;
•	We placed restrictive legends on all certificates issued;
•	No sales were made by general solicitation or advertising;
•	Sales were made only to accredited investors or investors who were sophisticated enough to evaluate the risks of the investment.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the  "Exchange  Act"), we are not required to provide the information required by this item.

ITEM 7.  ANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the financial statements for the year ended December 31, 2008 included with this Form 10-K.  The following discussion and analysis provides certain information, which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the year ended December 31, 2008. The statements contained in this section that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties.  Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as  “believes,” “expects,” “may,” “will,” should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in our various filings with the SEC, or press releases or oral statements made by or with the approval of our authorized executive officers.

These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures and other statements regarding matters that are not historical facts, involve predictions.  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.  We do not undertake any obligation to publicly release any revisions to these forward-looking statements or to reflect the occurrence of unanticipated events.  Many important factors affect our ability to achieve our objectives, including, among other things, technological and other developments within a given field, intense and evolving competition, the lack of an “established trading market” for our shares, and our ability to obtain additional financing, as well as other risks detailed from time to time in our public disclosure filings with the SEC.

Overview

It is management’s belief that Heartland has made a dramatic turn around from where it was a little over a year ago. Our Board of Directors and new CEO have developed a plan of action that has allowed us to shed some segments of the business over the previous two years that didn’t seem to be helping the bottom line in favor of activities that we believe will generate positive cash flow for future growth and expansion. Management has chosen to look at possible future acquisitions from a bottom up approach rather than a simple top line growth approach. The new CEO along with the new CFO have also made it clear to all members of the Board of Directors and management that all expenses are being looked at from the corporate side in order that we may further reduce some of the expenses that may have been overlooked in the past. We believe the evidence of our commitment to this plan of action is represented in the accompanying financial reports.

Recent Developments

On October 1, 2008, the Company entered into and closed a Securities Purchase  Agreement  (the  "Lee Oil Agreement") with Lee Holding Company LP and Gary Lee ("Sellers") and Lee Oil Company, Inc. (“Lee Oil”), Lee’s Food Mart, LLC (“Lee Food”), and Lee Enterprises, Inc. (“Lee,” and together with Lee Oil and Lee Food, the “Lee Companies”).  Pursuant to the Agreement, the Company acquired and, the Sellers sold, 100% of the outstanding securities in the Lee Companies.

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

In order to fund the cash purchase price of the acquisition, on October 1, 2008, the Company entered into a Loan Agreement (the “Loan Agreement”) with Choice Financial Group (“Choice”).  Pursuant to the Loan Agreement, the Company issued and sold a Promissory Note in the amount of $3,250,000 (the “Choice Note”).  The Company is required to pay a monthly installment of $30,799 and the outstanding balance including annual interest of 7.75% is required to be paid in full by September 30, 2011.

In accordance with the security agreements entered between the Company, each of the subsidiaries of the Company and Choice, the assets of the Company thee parcels of real estate owned by the Company and each of its subsidiaries were collateralized by Choice and the securities of each of the subsidiaries of the Company were pledged to Choice.  In addition, each of the Sellers entered into a subordination agreement with Choice and Terry Lee entered a Put Agreement with Choice whereby Mr. Lee agreed to acquire the Choice Note in the event that Company defaults.

The Company currently manages its business as two operational segments and files as a consolidated entity. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers. A third operating segment will be added when operations begin at Heartland Steel. The two operational segments we currently report are:

•
Mound – Steel Fabrication – Primarily focused on the fabrication of metal products including structural steel, steel stairs and railings, bar joists, metal decks, and other miscellaneous steel products.

•	Lee Oil – Oil Distribution – Primarily focused on the wholesale and retail distribution of petroleum products including those sold to the motoring public through our retail locations.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues, and expenses being reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note B of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Revenue Recognition

Mound
Mound recognizes revenues from fixed-price and modified fixed-price construction contracts on the percentage-of-completion method,  measured  by  the percentage  of  total cost  incurred  to  date  to estimated total cost for each contract.

Lee Oil
Lee Oil recognizes revenue at the point of sale or upon delivery of the petroleum products sold.

Environmental Matters

Both operations are subject to a broad range of laws and regulations relating to the protection of human health and the environment. We expect to expend in the future, substantial amounts to achieve or maintain ongoing compliance with U.S. federal, state, and local laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act (RCRA), the Clean Air Act, and the Clean Water Act. These environmental expenditures are not projected to have a material adverse effect on our financial position or on our competitive position with respect to other similarly situated competitors being subject to the same environmental requirements.

Tax Loss Carryforward

Because of our tax operating losses in 2004, 2005, 2006, and 2007, we have accumulated a net operating loss carryforward for federal income tax purposes that, at December 31, 2007, was approximately $4,317,000. Since United States tax laws limit the time during which an NOL may be applied against future taxable income and tax liabilities, we may not be able to take full advantage of our NOL carryforward for federal income tax purposes. The carryforward will expire during the period 2024 through 2027 if not otherwise used. A change in ownership, as defined by federal income tax regulations, could significantly limit the company’s ability to utilize its carryforward. If we achieve sustained profitability, which may not occur, the use of net operating loss carryforwards would reduce our tax liability increase and available cash resources. When all operating loss carryforwards have been used or have expired, we would again be subject to increased tax expense.

Deferred Tax Assets

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences, as determined pursuant to SFAS No. 109, “Accounting for Income Taxes,” become deductible. Management considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the ability of the Company to realize the benefit of the deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. During the fourth quarter of 2008, we reversed the valuation allowance related to the net operating loss carryforwards and other temporary items totaling approximately $1,806,000 as we determined it was more likely than not that we would be able to use the assets to reduce future tax liabilities. The reversal resulted in recognition of an income tax benefit.

Vendor Incentive Recognition

Lee Oil participates in multiple vendor incentive programs through our three primary branded suppliers of BP Oil Products (“BP”), Marathon Petroleum Company (“Marathon”) and ExxonMobil Corporation (“Exxon”). These incentives usually consist of upgrading certain equipment or re-imaging sites to meet new standards put forth by the suppliers. As this equipment is received or the improvements made to the sites, we may receive funds in advance, be reimbursed for monies already paid, or actually receive upgraded equipment directly from the supplier. These programs usually require repayment if a particular site fails to meet certain expectations and standards or if the site is debranded within a given period of time (usually 5-10 years). The amounts earned or received under these programs are accrued when they are received or deemed probable and can be reasonably measured. We recognize the full liability of these advance payments on the books at the time of the advancement and ratably remove them over the remaining time period covered in the programs. At December 31, 2008, we have a recognized liability of $802,382 with a current amount of $102,989 that should be removed in 2009.

Failure to achieve requirements set forth by the vendors could result in the debranding of a particular site and the requirement of having to repay any incentives previously advanced on that site. In addition to the debranding of particular sites, failure to meet contracted volume due to decreased volume if a particular site is debranded could result in the cancellation of the actual supplier contracts. We do not believe any of these incentive programs are individually material and deem the likelihood of having a supplier contract cancelled for failure to meet volume requirements to be unlikely. The reduction to the liability account is recorded as other income since the reduction is related more to a length of time having expired rather than directly with any product being sold.

Results of Operations

Significant Changes

The most significant change with respect to operations would be the acquisition of Lee Oil as of October 1, 2008. As a result of this acquisition, the company is filing a consolidated set of financials to include Lee Oil’s results of operations for the fourth quarter of 2008 as well as the associated assets and liabilities as of December 31, 2008. This consolidation made for a number of significant changes in the current annual report and we believe will impact the financials positively going forward.

Management believes the two operating segments can compliment one another in the manner in which they operate. The steel fabrication business turns low volume and high gross margins while the oil distribution business turns massive volume with low margins. The oil distribution business generates good cash flow while the steel fabrication business can generate larger profits. We believe working together they each can help the other’s weakness.

Revenues. Revenues increased for the year ended December 31, 2008 to $39,539,323 from $14,112,726 for the year ended December 31, 2007. The fourth quarter acquisition of Lee Oil attributed for $20,417,083 of this increase.

Cost of Goods Sold. Cost of Goods Sold increased for the year ended December 31, 2008 to $34,432,778 from $12,641,424 for the year ended December 31, 2007. The fourth quarter acquisition of Lee Oil attributed for $18,206,912 of this increase.

Income (Loss) From Continuing Operations. Income before Income Taxes increased for the year ended December 31, 2008 to $1,278,499 from a loss of $1,090,267 for the year ended December 31, 2007. The fourth quarter acquisition of Lee Oil attributed for $295,312 of this increase.

Income Taxes. The most notable change other than the Lee Oil acquisition was the removal of the valuation allowance of $1,806,400 against the deferred tax asset established as a result of past Net Operating Losses.
See Note I of the financial statements for more information regarding income taxes.

Corporate Overhead. Another major item we were able to address in 2008 was the costs associated with running the corporate office. As discussed above in the Overview, the new CEO and CFO are determined to cut waste out of the corporate overhead as well as looking at the individual operations. Corporate expenses were cut from approximately one and a half million dollars for the year ending December 31, 2007 to approximately one million dollars for the year ending December 31, 2008. The current year is the first full year that the new oversight has been in effect and we believe the results are self-evident. We do not currently see any great reduction going forward, but hope the extra diligence being paid to these and other expenses can help keep the expenses in line in future periods.

Discontinued Operations. The Company is trying to lower expenses even more by discontinuing the operations that were not generating a positive cash flow and causing a drain on the profitable operations. The last of the construction segments, Karkela, was discontinued effective June 30, 2007.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2008, the Company had working capital of $7,260,545. The Company generated cash flow from operating activities of $2,559,092 for the year December 31, 2008. The timing of our collection of accounts receivable and payments of our accounts payable is one of the principal influences on our cash flow from operations. We typically sell our products and services on short-term credit terms. We try to minimize our credit risk by performing credit checks, obtaining letters of credit in certain instances, and conducting our own collection efforts. Our accounts receivable, net of allowance for doubtful accounts, were $4,885,878 and $3,188,591 at December 31, 2008 and 2007, respectively. The increase in accounts receivable was attributable to the acquisition of Lee Oil in the fourth quarter.

The Company used $2,629,704 in investing activities for the year ended December 31, 2008.  This use of these funds was primarily attributable to the purchase of two pieces of property in Ohio and the Lee Oil acquisition.

The Company’s generated $3,955,734 from financing activities for the period ended December 31, 2008 primarily through new borrowings relating to the purchase of the property in Ohio and the Lee Oil acquisition.

Our principal sources of liquidity would be the cash available and collections from our accounts receivables. As of December 31, 2008 these two items alone totaled approximately nine million dollars and all current assets compared to our current liabilities puts our current ratio at better than 2:1. We believe this is sufficient to meet our short-term liquidity requirements. We also believe cash provided from operating activities will be a great source of liquidity going forward, but would seek outside financing for any major expansion, betterment project, or possible future acquisitions as these would be considered long term projects.

As of December 31, 2008, the Company believes that cash on hand, cash generated by operations, and available bank borrowings will be sufficient to pay trade creditors, operating expenses in the normal course of business, and meet all of its bank and subordinate debt obligations for the next 12 to 24 months.

It is our belief that our stock is currently undervalued and that we are better suited to fund current projects through cash provided from operations and financing rather than attempting to sell what we belief to be an undervalued asset and further dilute the securities.

One of the Company’s  sources of financing is Commercial Bank of Harrogate, TN. Terry Lee, the Company’s CEO, is also the CEO of Commercial Bank. Related party transactions with Commercial Bank are pointed out in NOTE F of the financial statements.

Trends

Management is not aware of any trends or uncertainties that could have a material effect on the Company’s ability to meet future obligations other than the price of the commodities themselves. Steel and Petroleum Products have both moved dramatically in price over the last six months and we see this trend continuing into the future. Since our competitors would be faced with these same fluctuations in price, we do not see it having a material effect on our ability to continue operations and meet future obligations.

Subsequent Events

On February 20, 2009 the Company issued 12,827 shares of stock for the conversion of two convertible notes and accrued interest. The stock was converted at $1.00/share as prescribed on the note and was for the principal amount of $7,250 and accrued interest in the amount of $5,577.

On February 23, 2009 the Company issued 12,335 shares of stock for the conversion of accrued interest relating to three convertible notes previously converted.

On March 3, 2009, the Company issued 7,248 shares of stock for the conversion of one convertible note and accrued interest. The stock was converted at $1.00/share as prescribed on the note and was for the principal amount of $5,200 and accrued interest in the amount of $2,048.

On February 23, 2009, the Company issued 120,000 shares of stock as non-cash compensation for the members of the Board. These shares represent total compensation in the amount of $30,000 for the fourth quarter and were booked as such in that quarter.

On February 23, 2009, the Company issued 750,000 shares of stock as part of the employment agreement reached with Randy Frevert for his new duties as Chief Operating Officer of Heartland Steel. Randy will be responsible for overseeing the future construction of the facility as well as operations once they are up and running.

Off-Balance Sheet Arrangements

At December 31, 2008, the Company did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition.

ITEM 8.   FINANCIAL STATEMENTS

HEARTLAND, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEAR ENDED
DECEMBER 31, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Heartland, Inc.

We have audited the accompanying consolidated balance sheet of Heartland, Inc. and Subsidiaries (the Company) as of December 31, 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2008 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland, Inc. and Subsidiaries as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Coulter & Justus, PC

Knoxville, TN
March 30, 2009

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Heartland, Inc.
Middlesboro, Kentucky

We have audited the accompanying consolidated balance sheet of Heartland, Inc. and Subsidiaries as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007.  Heartland, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland, Inc. and Subsidiaries as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the consolidated financial statements included in Form 10-KSB for the year ended December 31, 2007, the Company has a loss from continuing operations of $1,090,267 in 2007 and an accumulated deficit of $14,958,608 at December 31, 2007, and there are existing uncertain conditions which the Company faces relative to its obtaining capital in the equity markets.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters were also described in Note A.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

Middletown, NJ
April 10, 2008

HEARTLAND, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2008	2007

CURRENT ASSETS
Cash	$4,101,692	$216,570
Accounts receivable, net	4,885,878	3,188,591
Costs and estimated earnings in excess of billings on uncompleted contracts	138,892	311,899
Inventory	2,775,635	904,409
Prepaid expenses and other	-	1,259
Deferred tax asset, net	678,774	-
Total current assets	12,580,871	4,622,728

PROPERTY, PLANT AND EQUIPMENT
Land	2,514,002	35,998
Buildings and improvements	4,609,621	465,832
Plant equipment	829,579	430,192
Equipment	2,139,845	145,565
Equipment at customers' location	810,226	-
Office equipment	193,798	132,973
Total property, plant and equipment	11,097,071	1,210,560
Less: Accumulated depreciation	(840,837)	(509,392)
Net property, plant and equipment	10,256,234	701,168

OTHER ASSETS
Other assets	68,112	426,321
Total other assets	68,112	426,321

Total assets	$22,905,217	$5,750,217

See accompanying notes to financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2008	2007

CURRENT LIABILITIES
Accounts payable	$2,741,435	$2,167,027
Accrued payroll and related taxes	190,762	292,769
Accrued interest	35,433	124,847
Accrued expenses	409,234	599,950
Lines of credit	475,000	-
Convertible promissory notes payable	12,450	53,450
Current portion of notes payable	730,594	24,604
Current portion of notes payable to related parties	129,127	89,156
Current portion of capital lease	-	8,320
Current portion of unearned supplier incentives	102,989	-
Billings in excess of costs and estimated earnings on uncompleted contracts	493,302	195,432
Total current liabilities	5,320,326	3,555,555

LONG-TERM OBLIGATIONS
Notes payable, less current portion	8,204,783	180,799
Notes payable to related parties, less current portion	3,330,872	403,607
Unearned supplier incentives, less current portion	699,393	-
Capital lease, less current portion	-	26,571
Deferred tax liability, net	178,822	-
Total long term liabilities	12,413,870	610,977

Total liabilities	17,734,196	4,166,532

STOCKHOLDERS’ EQUITY
Preferred stock $0.001 par value 5,000,000 shares
authorized, 2,370,000 shares issued and outstanding	2,370	2,370
Additional paid-in capital – preferred stock	713,567	713,567
Common stock, $0.001 par value 100,000,000 shares
authorized; 42,759,047 and 36,567,105 shares issued and outstanding at
December 31, 2008 and December 31, 2007, respectively	42,759	36,566
Additional paid-in capital – common stock	17,011,726	15,789,790
Accumulated deficit	(12,599,401)	(14,958,608)
Total stockholders’ equity	5,171,021	1,583,685

Total Liabilities and Stockholders’ Equity	$22,905,217	$5,750,217

See accompanying notes to financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2008	2007
REVENUE - SALES	$39,539,323	$14,112,726

COSTS AND EXPENSES
Cost of goods sold	34,432,778	12,641,424
Selling, general and administrative expenses	3,533,311	2,419,976
Depreciation and amortization	338,805	67,557
Total Costs and Expenses	38,304,894	15,128,957
NET OPERATING INCOME (LOSS)	1,234,429	(1,016,231)

OTHER INCOME (EXPENSE)
Other income	224,445	10,945
Gain on disposal of property, plant and equipment	744	32,763
Interest expense	(181,119)	(117,744)
Total Other Income (Expense)	44,070	(74,036)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,278,499	(1,090,267)

FEDERAL AND STATE INCOME TAXES
Income tax benefit, deferred	1,177,862	-
INCOME (LOSS) FROM CONTINUING OPERATIONS	2,456,361	(1,090,267)
DISCONTINUED OPERATOINS:
Income from discontinued operations (net of income tax expense of $0)	-	82,196
Gain on disposal of discontinued operations (net of income tax expense of $0)	-	131,525
Total Discontinued Operations	-	213,721
NET INCOME (LOSS)	2,456,361	(876,546)
LESS: Preferred Dividends	(104,626)	(162,286)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$2,351,735	$(1,038,832)

EARNINGS (LOSS) PER COMMON SHARE
Income (loss) from continuing operations: Basic	$0.06	$(0.03)
Diluted	$0.06	$(0.03)
Net income (loss): Basic	$0.06	$(0.03)
Diluted	$0.06	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: Basic	40,363,117	35,223,242
: Diluted	42,760,990	35,223,242

See accompanying notes to financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2008	2007
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations before income taxes	$2,456,361	$(1,090,267)

Adjustments to reconcile net income (loss) to cash flows used in operating activities
Stock issued for services and settlement	120,000	-
Gain on disposal of property, plant and equipment	(744)	(32,763)
Depreciation and amortization	338,805	67,557
Amortization of unearned supplier incentives	(20,926)	-
Share-based compensation	120,667	806,878
Deferred tax benefit	(1,177,862)	-
Stock refunds	20,926	-
Changes in assets and liabilities
Accounts receivable	2,518,593	(285,740)
Costs in excess of billings on uncompleted contracts	173,007	241,678
Inventory	158,792	(46,218)
Prepaids and other	3,347	(1,389)
Accounts payable	(1,955,487)	194,049
Obligations to related parties	-	(7,992)
Accrued payroll taxes	(130,007)	(390,304)
Accrued interest	(95,774)	73,569
Accrued expenses	(289,402)	344,040
Billings in excess of costs on uncompleted contracts	297,870	(58,065)
Operating cash flows from discontinued operations	-	9,180

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,538,166	(175,787)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Lee Oil, net of cash acquired	(1,150,313)	-
Net proceeds from disposition of property, plant, and equipment	744	177,715
Payments for other assets	-	(415,029)
Payments for property, plant and equipment	(1,480,135)	(177,134)
Investing cash flows from discontinued operations	-	(9,180)

NET CASH USED IN INVESTING ACTIVITIES	(2,629,704)	(423,628)

See accompanying notes to financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unearned supplier incentives	$20,485	$-
Payments on convertible promissory notes payable	-	(10,000)
Proceeds from notes payable	3,887,476	(48,220)
Payments on notes payable	(790,805)	-
Proceeds from related party notes payable	900,000	-
Payments on related party notes payable	(295,605)	(70,145)
Payments on capital lease	(34,891)	(2,359)
Proceeds from issuance of common stock	290,000	135,000
Proceeds from issuance of preferred stock	-	562,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,976,660	566,776

INCREASE (DECREASE) IN CASH	3,885,122	(32,639)

CASH, BEGINNING OF PERIOD	216,570	249,209

CASH, END OF PERIOD	$4,101,692	$216,570

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$181,119	$44,174
Taxes paid	$137,655	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Purchase of Springboro property by net settlement due to/from landlord
Settlement of amount due from landlord	$426,321	$-
Settlement of amount due to landlord	$284,664	$-
Amortization of deferred compensation as share based compensation	$86,928	$-
Issuance of common stock in payment of convertible promissory notes	$83,295	$-
Issuance of common stock for payment of obligations to related parties	$-	$50,000
Issuance of common stock relating to acquisition of Lee Oil	$500,000	$-
Issuance of related party debt related to acquisition of Lee Oil	$3,250,000	$-
Issuance of common stock for services	$-	$734,790
Issuance of preferred stock for services	$-	$30,000
Preferred stock dividend from imbedded beneficial conversion feature	$-	$123,437
Issuance of common stock and options for executive compensation	$-	$42,088
Purchase of equipment with a capital lease	$-	$37,250
Purchase of equipment under trade-in	$-	$13,000
Purchase of equipment with a note payable	$-	$23,823
Payment of note payable upon sale of property	$-	$225,172
Payment for other amounts upon sale of property	$-	$6,013
Payment of accounts payable by related party	$-	$20,000

See accompanying notes to financial statements.

HEARTLAND & SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2008 and 2007

			Additional			Additional
	Preferred Stock		Paid-In	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2007	-	$-	$-	32,303,105	$32,303	$14,832,175	$(13,958,625)	$905,853

Common Stock Issued	-	-	-	4,264,000	4,263	916,527	-	920,790

Preferred Stock Issued	2,370,000	2,370	590,130	-	-	-	-	592,500
Preferred Stock Dividends	-	-	123,437	-	-	-	(123,437)	-

Share Based Compensation	-	-	-	-	-	41,088	-	41,088

Net Loss for Year Ended
December 31, 2007	-	-	-	-	-	-	(876,546)	(876,546)

Balance at December 31, 2007	2,370,000	$2,370	$713,567	36,567,105	$36,566	$15,789,790	$(14,958,608)	$1,583,685

Common Stock Issued	-	-	-	5,820,847	5,821	1,038,226	-	1,044,047

Preferred Stock Dividends	-	-	-	371,095	372	96,782	(97,154)	-

Share Based Compensation	-	-	-	-	-	86,928	-	86,928

Net Income for Year Ended
December 31, 2008	-	-	-	-	-	-	2,456,361	2,456,361

Balance at December 31, 2008	2,370,000	$2,370	$713,567	42,759,047	$42,759	$17,011,726	$(12,599,401)	$5,171,021

See accompanying notes to financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE A - PRINCIPLES OF CONSOLIDATION AND NATURE OF BUSINESS

The consolidated financial statements include the accounts of Heartland, Inc. (“Heartland”) and its wholly owned subsidiaries, Mound Technologies, Inc. (“Mound”), Lee Oil Company, Inc. (“Lee”), and Heartland Steel, Inc. (“HS”).

Mound is a regional fabricator of structural and miscellaneous steel, with most projects focused in the State of Ohio. Lee operates a wholesale oil distributorship and multiple retail convenient store locations for service within the tri-state area of Kentucky, Virginia, and Tennessee. HS has not begun operations, however, it intends to be a distributor of steel within the United States.

Karkela Construction, Inc., a commercial construction contractor, acquired in December 2004 has been discontinued effective July 1, 2007.

All significant intercompany accounts and transactions have been eliminated.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
The Company considers all highly-liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. At December 31, 2008, the Company had approximately $2,200,000 on deposit with banks in excess of federally insured limits and not otherwise collateralized. Credit risk is subject to the financial strength of these financial institutions.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the amount the Company expects to collect on balances outstanding at year-end. Management closely monitors outstanding balances and writes off all balances that are deemed to be uncollectible. Any account that falls outside of the credit terms specified for that account is subject to a finance charge being placed on the account at the end of each month. This process continues until such time as the account is paid or the amount is written off.

Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience and current trends. Management periodically evaluates the standard allowance estimation methodology for appropriateness and modifies as necessary.  Write off of accounts typically occurs once we have exhausted all efforts to collect the account, which include collection attempts by our employees and outside collection agencies.

For the periods ending December 31, 2008 and 2007, we have estimated the allowance for bad debts to be $185,428 and $187,680, respectively. Two customers comprised 18% and 12% of trade accounts receivable at December 31, 2008.

All sales taxes collected are netted against sales and accrued as a liability.

Inventories
All inventory is carried at the lower of cost or market. Inventory cost for Mound is determined on the First-In, First-Out (FIFO) method. Lee has three classes of inventory: wholesale oil, retail oil, and groceries. Wholesale oil cost is determined using the average cost method, retail oil cost is determined using the FIFO method, and grocery cost is determined using the retail inventory cost method.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant, and Equipment
Property, plant, and equipment is stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of property and equipment is provided using the straight-line method at rates based on the following estimated useful lives:

Years

Equipment	3 - 10
Buildings & Improvements	15 - 40

Revenue Recognition

Mound
Mound recognizes revenues from fixed-price and modified fixed-price construction contracts on the percentage-of-completion method,  measured  by  the percentage  of  total cost  incurred  to  date  to estimated total cost for each contract.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs.  Selling, general, and administrative costs are charged to expense as incurred.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.  Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed.  The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.

Lee Oil
Lee Oil recognizes revenue at the point of sale or upon delivery of the petroleum products sold.

Unearned Supplier Incentives
Lee Oil participates in multiple vendor incentive programs through three primary branded petroleum product suppliers, BP Oil Products (“BP”), Marathon Petroleum Company (“Marathon”) and ExxonMobil Corporation (“Exxon”). These incentives usually consist of upgrading certain equipment or re-imaging sites to meet new standards put forth by the suppliers. As this equipment is received or the improvements made to the sites, we may receive funds in advance, be reimbursed for monies already paid, or actually receive upgraded equipment directly from the supplier. These programs usually require repayment if a particular site fails to meet certain expectations and standards or if the site is debranded within a given period of time (usually 5-10 years).

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We recognize a liability of these advance payments at the time of the advancement and ratably remove them over the remaining time period covered in the programs. At December 31, 2008, we have a recognized liability of $802,382.

Failure to achieve requirements set forth by the vendors could result in the debranding of a particular site and the requirement of having to repay any incentives previously advanced on that site. In addition to the debranding of particular sites, failure to meet contracted volume due to decreased volume if a particular site is debranded could result in the default of the supplier contracts. The reduction to the liability account is recorded as other income since the reduction is not related to the sale of the products.

Net Income (Loss) Per Common Share
The Company computes per share amounts in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”.  SFAS No. 128 requires presentation of basic and diluted earnings per share (EPS).  Basic EPS is computed by dividing the net income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.

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

Fair Values of Financial Instruments
The Company uses financial instruments in the normal course of business.  The carrying values of cash, accounts receivable, inventory, prepaid expenses, bank lines of credit, accounts payable, accrued payroll taxes and other expenses, customer deposits, and unearned supplier incentives approximate their fair value due to the short-term maturities of these assets and liabilities.  The carrying values of notes payable is estimated by management based on discounted cash flow analyses and approximates fair value.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates on the date of enactment.

The Company files Federal and state income tax returns. The Company’s major tax jurisdictions in which it files income tax returns include Federal (United States of America), the State of Ohio, the State of Tennessee, the Commonwealth of Kentucky and the Commonwealth of Virginia. The tax years that remain subject to examination by these major tax jurisdictions are 2003 through 2008. The Company’s policy is to classify penalties and interest associated with uncertain tax positions, if any, as a component of its income tax provision.

Shipping and Handling Costs
The Company includes shipping and handling costs associated with inventory purchases in cost of goods sold. Shipping and handling costs associated with inventory sales are included in selling, general and administrative expenses.

Environmental Remediation Costs
Petroleum storage tanks at the Company’s owned and leased facilities are routinely evaluated and inspected for potential leaks as part of the Company’s ongoing monitoring of risks associated with exposure to environmental remediation costs. In addition, by paying annual fees in Tennessee and Kentucky and by complying with Tennessee, Kentucky and Virginia state regulations governing the storage tanks, the Company is able to take advantage of liability limits, provided in the applicable state regulations, for costs of clean-up in the event of a storage tank leak. The Company follows Statement of Position 96-1, Environmental Remediation Liabilities and SFAS 5, Accounting for Contingencies when evaluating its liability for the costs of clean-up in the event of a storage tank leak. Management has concluded that the risk of incurring material costs associated with clean-up of a storage tank leak is remote and, as such, no amounts have been accrued in the 2008 or 2007 balance sheets related to environmental remediation liabilities.

Reclassification
Certain amounts in the 2007 Financial Statements have been reclassified to conform to the presentation used in the 2008 Financial Statements. Specifically, in 2007 the Company has separately disclosed the operating, investing, and financing portions of the cash flows attributable to its discontinued operations (Note O), which in prior periods were reported on a combined basis as a single amount.

Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(R), 'Business Combinations - Revised,' that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.   To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited.  The Company does not expect the adoption of SFAS No. 141(R) to have a material effect on its financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material effect on its consolidated financial statements.

NOTE C – INVENTORIES

Inventory at December 31 consisted of the following:

	2008	2007
Mound	$1,117,102	$904,409
Lee:
Wholesale Fuel	461,887	-
Retail Fuel	404,351	-
Groceries	792,295	-
	$2,775,635	$904,409

NOTE D – BUILDING PURCHASE

The Company finalized the purchase of the property located at 25 Mound Park Drive in Springboro, OH on April 18, 2008. The gross selling price of the property was $1,112,983 and was funded through a loan of $900,000 provided through Commercial Bank of Harrogate, TN.(Note F), net settlement of amounts due from the former landlord of $426,321 and amounts due to the former landlord of $284,664 and

Company generated funds making up the remainder. This is the same property which Mound Technologies currently uses for its operations and had been renting from a related party for $16,250 per month. The Company’s CEO is also the CEO of Commercial Bank.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE E - BANK LINES OF CREDITS

Lee Oil has a $750,000 line of credit with First Tennessee Bank of which $475,000 of the amount was available at December 31, 2008.  The line matures on May 31, 2009, bears interest at 1.9475% as of December 31, 2008 and is secured by all current assets of Lee Oil.

Mound has a $500,000 line of credit with First Tennessee Bank of which $300,000 was available at December 31, 2008.  The line matures on August 15, 2009, bears interest at one month Libor plus 2% as published on the first day of the month in the Wall Street Journal (3.901% at December 31, 2008), and is secured by all assets of the Mound. No amounts were due on this line at December 31, 2007.

NOTE F - NOTES PAYABLE

Notes payable consist of long term notes entered into with various financial institutions, related parties, or third parties for the purchase of property and equipment with a carrying value of $10,256,234 at December 31, 2008. The assets purchased with these notes serve as collateral for the individual notes as well as substantially all other assets of the Company. The following tables give the notes and terms along with maturities at December 31:

				Pmt
		Expiration	Interest	Include	Monthly
		Date	Rate	Interest	Payment	2008	2007
Bank
Notes
	Commercial Bank (1)	4/18/11	6.50%	Yes	508	13,131	-

	Commercial Bank (1)(7)	6/27/13	6.00%	Yes	8,347	1,141,353	-

	Commercial Bank (1)	4/18/13	7.25%	Yes	7,250	887,474	-

	Citizen’s Bank (6)	6/20/13	6.00%	Yes	5,825	274,334	-

	People’s Community (5)	8/1/23	3.25%	Yes	6,100	867,227	-

	First Tennessee	8/17/15	5.97%	Yes	14,470	947,213	-

	Choice Financial	10/01/11	7.75%	Yes	30,780	3,221,827	-

	Totals					$7,352,559	$-

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE F - NOTES PAYABLE (Continued)

Third Party Notes						2008	2007

	Sam Mars - Lee #7 (6)(8)	5/1/12	7.00%	Yes	1,904	69,236	-

	Sam Mars – Plant (6)(8)	6/25/18	7.00%	Yes	2,710	225,226	-

	Sam Mars - Lee #16 (6)(8)	5/16/20	7.00%	Yes	2,794	261,766	-

	Mars Properties (6)	12/25/12	6.00%	Yes	6,821	290,443	-

	Shoemaker Dist	10/1/13	6.00%	Yes	6,083	297,886	-

	Petro Marketing (9)	9/30/15	4.50%	Yes	4,491	294,729	-

	Helen Miller (2)	4/15/13	0.00%	No	4,152	225,918	265,743

	Lee Holding Company (3)	10/1/28	8.00%	Yes	13,709	1,617,041	-

	Gary Lee (4)	10/1/28	8.00%	Yes	13,709	1,617,041	-

	State of Ohio	04/15/10	0.00%	No	9,569	143,531	-

	Totals					$5,042,817	$265,743

(1)	Related Party - Terry Lee - CEO of Commercial Bank and CEO of the Company
(2)	Related Party – Relative of Tom Miller, President of Mound
(3)	Related Party – Terry Lee, Managing Partner of Lee Holding Company and CEO of the Company
(4)	Related Party – Gary Lee, Vice-President of Lee Oil and relative of Terry Lee, CEO of the Company
(5)	Interest Rate is variable and is based on the prime lending rate.
(6)
Notes are due upon demand. Per terms of each agreement, the date listed as expiration date corresponds to the stipulated amortization period with the notes. All lenders, except Citizens Bank, have waived their right to call the notes until January 1, 2010 and as such, these notes have been classified as long-term debt. Management has also classified the Citizens Bank note as long-term debt.

(7)
Interest rate fixed until June 2013 at which time the rate will become variable, computed as 6% above the federal discount rate. The rate is adjusted annually after June 2013, can not exceed 15.5% and can not change by more than 2% each year.

(8)	Interest rate is variable, computed as 2% below the prime lending rate. The rate can not drop below 7%.
(9)	Interest rate is variable, computed as 0.5% below the prime lending rate, adjusted annually.

During 2008, the Company repaid four notes payable to financial institutions and a related party. The outstanding balance on those four notes at December 31, 2007 was $432,423.

At December 31, 2008, minimum future principal payments over the next five years and in the aggregate are as follows:

		Due In
	Total	2009	2010	2011	2012	2013	Thereafter

Total	12,395,376	859,721	780,014	3,652,920	705,846	1,333,972	5,062,903
Current	(859,721)
Long term	11,535,655

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE G – OTHER RELATED PARTY TRANSACTIONS

Issuance of Stock to Related Parties

2008
Issued 503,784 common shares to Chief Executive Officer for accrued salary valued at $120,667.

Issued 430,716 common shares to Board Members for services rendered valued at $120,000.

Issued 1,250,000 common shares to Lee Holding Company for Lee Oil acquisition valued at $250,000. Terry Lee is the managing partner of Lee Holding Company and CEO of the Company.

Issued 1,250,000 common shares to Gary Lee for the Lee Oil acquisition valued at $250,000. Gary Lee is the vice-president of Lee Oil and relative of Terry Lee.

Issued 20,015 common shares to Dr. Kenneth Farris, a board member, for the preferred stock dividend earned for the years of 2007 and 2008 valued at $5,242.

2007
Issued 250,000 common shares to a related party for services rendered valued at $60,000.

Issued 120,000 common shares to Chief Executive Officer for accrued salary valued at $60,000.

Issued 1,000,000 common shares to Chief Executive Officer for five year employment contract valued at $180,000.

Other Transactions with Related Parties

During the quarter ended December 31, 2008, Lee Oil sold 133,754 gallons of diesel fuel to a mining company of which Terry Lee, the Company CEO, is a 33% owner. The total amount invoiced for these gallons sold was $277,590.

During the quarter ended December 31, 2008, Lee Oil leased a piece of property from L&M Ventures of which Terry Lee, the Company CEO, is a 50% owner. The lease payments made in the fourth quarter were $16,200.

NOTE H - STOCKHOLDERS’ EQUITY

Preferred Stock
In January 2007, the Board of Directors approved the authorization of 5,000,000 shares of Series A Convertible Preferred Stock - par value $0.001.  As of December 31, 2008 and 2007, the Company has 2,370,000 shares of Series A Convertible Preferred Stock issued and outstanding.  The preferred stock has a face value of $0.25 per share and the basis of conversion is one share of the Company’s common stock for each share of preferred stock.  The preferred stock has liquidation priority rights over all other stockholders.  The preferred shares can be converted at any time at the option of the stockholder, but will convert automatically at the end of three years into the Company’s common stock.

The preferred shares carry a 10% annual stock dividend for the three years they are outstanding prior to conversion.  The stock dividends for 2007 and 2008 were paid in 2008.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE H - STOCKHOLDERS’ EQUITY (Continued)

Preferred Stock (Continued)

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

At December 31, 2008 and 2007, there were 474,000 Series A warrants and 474,000 Series B warrants outstanding.

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

Common Stock

2008
During the year ended December 31, 2008, the Company authorized total issuances of 6,220,319 shares of common stock. The issuances related to the following:

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE H - STOCKHOLDERS’ EQUITY (Continued)

Common Stock (Continued)

 2008 (Continued)

Description	Quantity	Stock Price
Stock Dividend	172,314	Average Stock Price (1)
Stock Dividend	227,158	Average Stock Price (2)
Private Placement	440,000	Set @ $.50
Conversion of Debt & Related Interest	83,360	Conversion Rate $1.00 (3)
Board Compensation	430,716	Quarterly Closing Price (4)
CEO Compensation	503,784	Average Stock Price - 2008 (2)
Board Approved Issuances	4,362,987	Various (5)
	6,220,319

(1) Average monthly closing price for Jan - Nov 2007 and Dec 15, 2007
(2) Average monthly closing price for Jan - Nov 2008 and Dec 15, 2008
(3) Set in convertible notes
(4)Closing price at the end of each quarter.
(5) Varied - majority (2.5M shares) issued for Lee Oil purchase @ $.20

2007
During the year ended December 31, 2007, the Company authorized total issuances of 4,264,000 shares of common stock. The issuances related to the following:

Description	Quantity	Stock Price
Private Placement	696,538	Valued at $0.20 to $0.325
Previous CEO Services	250,000	Valued at $0.24
Conversion of Debt & Repayment of Loans	153,846	Valued at $0.325
Board Compensation	650,000	Valued at $0.325
CEO Employment Package	1,000,000	Valued at $0.18
CEO Accrued Salary	120,000	Valued at $0.50
Board Approved Issuances For Services Rendered	1,393,616	Valued at $0.19 to $0.40
	4,264,000

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE H - STOCKHOLDERS’ EQUITY (Continued)

Common Stock (Continued)

2007 (Continued)

Per an Executive Employee Agreement the Company issued 1,000,000 common shares valued at $180,000. The Company also granted five year employee non-statutory stock options to purchase 1,822,504 shares of common stock at an exercise price of $.33 per share.  The options were valued at $240,883 using the Black-Scholes option–pricing model.  The total amount of $420,883 is being amortized over five years with $86,928 and $42,088 having been included in common stock and additional paid in capital during the years ended December 31, 2008 and 2007, respectively.

Expected Life	5 years
Expected Volatility	111.84%
Risk Free Interest Rate	2.5%
Expected Dividends	--

NOTE I - INCOME TAXES

The Company files a consolidated Federal income tax return. Prior to 2008, the Company had erroneously not filed federal tax returns. During 2008, the Company filed tax returns from 2003 through 2007. These tax returns were filed on the GAAP basis of accounting and did not comply with the Internal Revenue Code requirements. The Company intends to correct the filings during 2009. As such, there may be timing differences that arise from those filings. In addition, there could be penalties resulting from those filings. Because of these uncertainties, it is at least reasonably possible that the tax benefit recorded for 2008 will change in the near term. The Internal Revenue Service has not notified the Company of any scheduled examinations of the Company’s returns. Due to the federal carryforward losses available to the Company, the Company does not anticipate any significant tax liabilities or interest due.

The federal carryforward losses available to the Company as of December 31, 2008 aggregate approximately $3,100,000 to offset future taxable income of which $976,000 expires in 2025, $637,000 expires in 2026, and $1,487,000 expires in 2027.

During the fourth quarter of 2008, we reversed the valuation allowance related to the net operating loss carryforwards and other temporary items as we determined it was more likely than not that we would be able to use the assets to reduce future tax liabilities. The reversal resulted in recognition of an income tax benefit of $1,806,400 in 2008 and a corresponding increase in the net deferred tax asset on the Consolidated Balance Sheet.

Temporary differences which give rise to deferred taxes are summarized as follows for the years ended December 31, 2008 and 2007:

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE I - INCOME TAXES (Continued)

Deferred Tax Assets:

	2008	2007
Allowance for doubtful accounts	$74,171	$75,072
Deferred revenues	320,953	--
Vacation accrual	4,602	4,452
Net operating losses	1,231,035	1,726,876
Total Deferred Tax Assets	1,630,761	1,806,400

Deferred Tax Liabilities:

Depreciation	92,925	--
Purchase price allocation	1,037,884	--
Total Deferred Tax Liabilities	1,130,809	--

Net deferred tax assets	499,952	1,806,400
Less: Valuation allowance	--	(1,806,400)

Net Deferred Tax Asset	499,952	--
Less: Portion classified as current asset	(678,774)	--
Portion classified as long-term liability	$(178,822)	--

The reconciliation of income tax expense attributable to continuing operations computed at the U.S. Federal Statutory tax rates to the income tax benefit recorded for the year ended December 31, 2008 is as follows:
Federal income taxes at 34%	$434,690
State income taxes	137,655
Decrease in valuation allowance	(1,806,400)
Other	56,193
Income tax benefit	$(1,177,862)

NOTE J – OPERATING LEASES

The Company maintains a number of leases on various pieces of real property. These leases are primarily the operating leases at the various retail locations of Lee Oil and require us to pay the related taxes, insurance and maintenance costs associated with those properties

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE J – OPERATING LEASES (Continued)

At December 31, 2008, the minimum future lease payments over the next five years and in the aggregate are as follows:

Year	Amount
2009	306,492
2010	306,492
2011	299,800
2012	283,020
2013	148,190
Thereafter	255,000

NOTE K – CONTINGENCIES

The Company is subject to various claims in the ordinary course of business but believes their ultimate resolution will have no material adverse effect on its financial condition,  results of operations or cash flows.

NOTE L — EARNINGS (LOSS) PER SHARE DATA

Basic earnings (loss) per share assumes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants, using the treasury stock method of computing such effects.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31:

	2008	2007

Basic:
Income (loss) from continuing operations	$2,456,361	$(1,090,267)
Net income (loss) available to common stockholders	$2,351,735	$(1,038,832)
Average shares outstanding	40,363,117	35,223,242
Basic earnings (loss) per share from
continuing operations	$0.06	$(0.03)
Basic earnings (loss) per share	$0.06	$(0.03)

Diluted:
Income (loss) from continuing operations	$2,456,361	$(1,090,267)
Net income (loss) available to common stockholders	$2,351,735	$(1,038,832)
Average shares outstanding	42,760,990	35,223,242
Diluted earnings (loss) per share from
continuing operations	$0.06	$(0.03)
Basic earnings (loss) per share	$0.06	$(0.03)

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE M – BUSINESS SEGMENTS

The Company analyzes its assets, liabilities, cash flows, and results of operations by subsidiary. The Company relies on management at the first-level subsidiary (Mound, Lee Oil, HS) to analyze the subsidiary and report to Heartland. As a result, the Company, in its application of SFAS 131, makes its financial decisions based on the overall performance of the first level subsidiaries. The following table reflects the Company’s segments at December 31, 2008:

	Holding	Oil	Steel	Steel
	Company	Distributor	Fabricator	Distributor
	(Heartland)	(Lee Oil)	(Mound)	(HS)	Consolidated

Revenues	$-	$20,417,082	$19,122,241	$-	$39,539,323
Gross Margins	-	2,281,495	2,825,050	-	5,106,545
Operating Expenses	938,913	1,994,078	939,125	-	3,872,116
Other Income	(36,035)	17,014	63,091	-	44,070
Net Income From Continuing
Operations Before Income Taxes	(974,948)	304,431	1,949,016	-	1,278,499

Current Assets	689,747	6,741,938	5,115,434	33,752	12,580,871
Total Assets	2,963,505	12,350,145	7,116,567	475,000	22,905,217
Current Liabilities	283,456	2,156,883	2,879,987	-	5,320,326
Total Liabilities	6,635,073	7,157,081	3,942,042	-	17,734,196
Capital Expenditures	-	338,550	1,397,646	441,248	2,177,444

As discussed in Note O, the operations of Karkela were discontinued during 2007. The Company’s segments listed below, do not include Karkela as it was not a segment of the Company at December 31, 2007.

	Holding	Steel
	Company	Fabricator
	(Heartland)	(Mound)	Consolidated

Revenues	$-	$14,112,726	$14,112,726
Gross Margins	-	1,471,302	1,471,302
Operating Expenses	1,700,205	787,328	2,487,533
Other Expense	-	74,036	74,036
Net (Loss) Income from Continuing
Operations Before Income Taxes	(1,700,205)	609,938	(1,090,267)

Current Assets	-	4,622,728	4,622,728
Total Assets	2,259	5,747,958	5,750,217
Current Liabilities	642,737	2,912,818	3,555,555
Total Liabilities	642,737	3,523,795	4,166,532
Capital Expenditures	-	181,889	181,889

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE N – ACQUISITON OF LEE OIL

On October 1, 2008 the Company entered into a Securities Purchase Agreement  (the  "Agreement") with Lee Holding Company LP and Gary Lee ("Sellers"). Pursuant to the Agreement, the Company acquired and, the Sellers sold, all of the outstanding securities of Lee Oil.  Terry Lee, the Company’s Chief Executive Officer and a director of the Company, is the principal partner of Lee Holding Company LP.  Gary Lee is the vice-president of Lee Oil Company and relative of Terry Lee.

In consideration for all of the outstanding securities of Lee Oil, the Company paid the Sellers $3,250,000 in cash, issued the Sellers promissory notes for an aggregate of $3,250,000 (the “Lee Companies Notes”) and 2,500,000 shares of common stock of the Company. The Lee Companies Notes carry interest of 8% per year and the Company is required to pay the Sellers an aggregate of $27,418 per month until the Lee Companies Notes are paid in full. (Note F)

In connection with the acquisition of Lee Oil, the Company entered an Employment, Noncompetition and Nondisclosure Agreement with Terry Lee.  In consideration for Mr. Lee serving as CEO, Mr. Lee shall receive an annual salary of $140,000 and 150,000 shares of common stock.

In order to fund the cash purchase price of the acquisition, on October 1, 2008, the Company entered into a Loan Agreement (the “Loan Agreement”) with Choice Financial Group (“Choice”).  Pursuant to the Loan Agreement, the Company executed a Promissory Note in the amount of $3,250,000 (the “Choice Note”).  The Company is required to pay a monthly installment of $30,799 and the outstanding balance including annual interest of 7.75% is required to be paid in full by September 30, 2011. (Note F)

The following is an unaudited condensed statement of operations for the years ended December 31, 2008 and 2007 showing the combined results of operations of the Company (including all other consolidated subsidiaries) and Lee Oil as though the Company had acquired Lee Oil on January 1, 2007:
	Pro Forma – Unaudited
	2008	2007
Revenue	$133,365,220	$101,524,973
Gross Margins	11,390,576	8,526,473
Operating Income	2,249,251	32,951
Net Income (Loss)	3, 137,934	(343,271)
Earnings per Share	$0.07	$(0.01)

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition as recorded by the Company at October 1, 2008. The Company is still evaluating the allocation of the purchase price which is preliminary and subject to refinement:

Current Assets	$8,004,359
Property, Plant & Equipment	7,682,547
Total Assets Acquired	15,686,906
Current Liabilities	3,875,764
Long-Term Debt	4,811,142
Total Liabilities Assumed	8,686,906
Net Assets Acquired	$7,000,000

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE N – ACQUISITON OF LEE OIL (Continued)

In accordance with the security agreements entered between the Company and Choice, substantially all the assets of the Company collateralize the Choice Note and the securities of each of the subsidiaries of the Company were also pledged to Choice. In addition, each of the Sellers entered into a subordination agreement with Choice and Terry Lee entered a Put Agreement with Choice whereby Mr. Lee agreed to acquire the Choice Note in the event that Company defaults.

Prior to the acquisition of the Lee Companies, except for the fact that Terry Lee is an executive officer, director and shareholder of the Company and Gary Lee is a relative of Terry Lee, no material relationship existed between the Company and the Sellers and/or their affiliates, directors, officers or any associate of an officer or director.

The shares issued in connection with the purchase of the Lee Companies and in connection with Mr. Lee’s employment agreement were offered and sold in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder.  Each of the former shareholders of the Lee Companies are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

NOTE O – DISCONTINUED OPERATIONS

In 2007, in connection with the Company’s default under the terms of the acquisition note owed to the former owner of Karkela Construction, Inc. and the former owner’s intention to foreclose on the related security interest, the Company elected to discontinue efforts with respect to Karkela and forfeit the security interest pledged and the assets of Karkela including 100% of the equity interest of Karkela. As a result, effective July 1, 2007, Karkela is no longer a subsidiary of the Company.
Karkela	2007
Revenue	$4,388,948
Pre tax profit	84,008
Net assets (liabilities)	--

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 1, 2008 (the “Dismissal Date”), the Company advised Meyler & Company LLC (the “Former Auditor”) that it was dismissed as the Company’s independent registered public accounting firm.  The decision to dismiss the Former Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on July 31, 2008.

During the years ended December 31, 2007 and 2006, and through the Dismissal Date, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s consolidated financial statements for such years.

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

On August 1, 2008 (the “Engagement Date”), the Company engaged Coulter & Justus, P.C. (“CJ”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2008. The decision to engage the CJ as Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the fiscal years ended December 31, 2007 and 2006 and through August 1, 2008, the Company did not consult with CJ regarding: (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that may be rendered on the Company’s consolidated financial statements, and CJ did not provide either a written or oral advice to the Company that CJ concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of any “disagreement” or “reportable event”.

On December 11, 2007 (the “RBSM Dismissal Date”), the Company advised Russell Bedford Stefanou Mirchandani LLP (the “RBSM Former Auditor”) that it was dismissed as the Company’s independent registered public accounting firm.  The decision to dismiss the RBSM Former Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on December 7, 2007.  The RBSM Former Auditor was engaged on May 2, 2007  and did not issue a report on the Company’s consolidated financial statements during the  most  recent two fiscal years and through the  Dismissal Date.

On December 11, 2007 (the “2007 Engagement Date”), the Company engaged Meyler & Company, LLC (“2007 New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2007. The decision to engage the 2007 New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the 2007 Engagement Date, the Company has not consulted with the 2007 New Auditor regarding either:

1.
except to the extent that the 2007 New Auditor audited the Company’s financial statements for the years ended December 31, 2006 and 2005, the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

ITEM 9A.  CONTROLS AND PROCEDURES

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth in the report entitled Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on its evaluation of our disclosure controls and procedures, our management has concluded that during the period covered by this report, such disclosure controls and procedures were not effective and there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During 2008, certain elements of the financial statements and related disclosures were incorrect or omitted and certain accounting errors were discovered. These errors related principally to the accounting for deferred taxes and the purchase price allocation.

In order to mitigate this material weakness, management intends to implement procedures providing for the timely technical review of all consolidated financial statements and the notes thereto.

The presence of these material weaknesses does not mean that a material misstatement has occurred in our financial statements, but only that our present controls might not be adequate to detect or prevent a material misstatement in a timely manner.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Company to provide only management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers of our Company are set forth below. The directors held office for their respective term and until their successors were duly elected and qualified. Vacancies in the existing Board were filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	With Company Since	Director/Position
Terry L. Lee	51	06/2007	CEO, Chairman of the Board

Thomas C. Miller	53	12/2003	Secretary and Director

Mitchell L. Cox, CPA	47	09/2007	Chief Financial Officer

Trent Sommerville	41	12/2003	Director

Randy Frevert	52	3/2008	Director

Dr. Kenneth B. Farris	59	4/2004	Director

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

MR. MITCHELL L. COX, CPA – CHIEF FINANCIAL OFFICER

Mr. Cox is a certified public accountant and has served as the President and owner of Accounting & Tax Solutions, Inc. advising clients on all aspects of the accounting business.  Further, Mr. Cox has also served as the Controller and Secretary for Lee Oil Company where he has managed all financial transactions and record keeping.  Mr. Cox received his BS in Business from Carson Newman College in Jefferson City, TN in 1984.

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

RANDY FREVERT - DIRECTOR

Mr. Frevert, since June 2007, has served as the Vice President for Patriot Steel, Inc., a full line structural steel service center.  Prior to joining Patriot Steel, Inc., Mr. Frevert served as the Product/Processing Manager for Leeco Steel/O’Neal Steel, Inc. from October 2006 through May 2007.  From July 2005 through October 2006, Mr. Frevert was Vice President for Industrial Steel Construction, Inc. and from March 1995 through July 2005 was the Vice President/General Manager for Action Steel Supply, Inc.  Mr. Frevert graduated from Indiana Wesleyan University with a BSBA and MBA.    Mr. Frevert serves as an adjunct faculty member for Indiana Wesleyan University.

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

FAMILY RELATIONSHIPS

None.

BOARD COMMITTEES

Our business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.

The total number of meetings of the Board of Directors during the fiscal year ended December 31, 2008 was four. The Board of Directors did not decide any matters by written consent. Each of the incumbent directors attended a majority of (i) the meetings of the Board during the year and (ii) the total number of meetings of all committees of the Board on which the incumbent directors served.

The Compensation Committee did not meet during the year ended December 31, 2008. All matters addressed by the Compensation Committee were decided on by the Board of Directors. The function of the Committee is to approve stock plans and option grants and review and make recommendations to the Board of Directors regarding executive compensation and benefits.

As of March 9, 2009, the Audit Committee consisted of the following members: Dr. Kenneth B. Farris, Trent Sommerville, and Randy Frevert. The Audit Committee met two times in fiscal year 2008. Responsibilities of the Committee include (1) reviewing financial statements and consulting with the independent auditors concerning the Company's financial statements, accounting and financial policies, and internal controls, (2) reviewing the scope of the independent auditors' activities and the fees of the independent auditors, and (3) reviewing the independence of the auditors. All of the members of the Audit Committee meet the independence standards established by the National Association of Securities Dealers.

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

ITEM 11.  EXECUTIVE COMPENSATION

Compensation for our executive officers is determined by our compensation committee, which has historically been comprised solely of independent directors.  Recently, a compensation committee member has resigned and, as a result, our board of directors has been handling all compensation matters. Our philosophy is to provide a compensation package that attracts and retains executive talent.  We strive to provide our named executive officers, who are the officers listed in the summary compensation table, with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

Although the principal method of providing compensation to our named executive officers is a salary, we intend to adopt a stock option plan, which permits the grant of stock options, stock grants and other forms of equity-based compensation.  The plan will be administered by the compensation committee.  Our executive officers are eligible for grants pursuant to the plan.

Although the principal compensation of our executive officers will be salary, we may provide officers with equity-based incentives.  The base salary level and the nature and amount of equity-based incentives is established and reviewed by the compensation committee based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. In determining base salary, we give consideration to persons holding similar positions within comparable peer companies and consideration is given to the executive’s relative experience in his or her position.  Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

The following table provides summary information for the years 2008 and 2007 concerning cash and non-cash compensation paid or accrued by us to or on behalf of the president and the only other employee(s) to receive compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Trent Sommerville – Former CEO and Chairman	2008	0	0	20,000	-	-	-		20,000
	2007	0	0	81,250	-	-	-	29,000	110,250
Tom Miller – Secretary and Director	2008	115,969	0	20,000	-	-	-		135,969
Terry L Lee – CEO and Chairman	2008	34,000	0	120,667	--	-	-		154,667
	2007	60,000	0	42,088	-	-	-		102,088

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Terry Lee	546,751	1,275,753		$0.33	6/26/12	NA	NA	NA	NA

No other annual compensation, including a bonus or other form of compensation; and no long-term compensation, including restricted stock awards, securities underlying options, LTIP payouts, or other form of compensation, were paid to these individuals during this period.

COMPENSATION AGREEMENTS

The Company has entered into an employment contract with Terry L. Lee as the CEO and is detailed in the 8-K filed on June 28, 2007. The five year employment contract calls for a base salary of $120,000 a year which is actually a one year contract with the option to automatically renew for four additional one year periods. In addition to the base salary, Mr Lee was granted 1,000,000 shares of common stock and an option to purchase additional shares over the term of the five year contract. Currently, no portion of this option has been exercised. With Board approval, Mr. Lee’s contract was renewed to reflect an adjusted base salary of $140,000 a year. Mr. Lee received 503,784 shares of common stock during the year in payment of accrued wages established in the above paragraph.  The value assigned to these shares was $120,667.

BOARD COMPENSATION

Members of our Board of Directors do not normally receive cash compensation for their services as Directors, although some Directors are reimbursed for reasonable expenses incurred in attending Board or committee meetings. All corporate actions are conducted by unanimous written consent of the Board of Directors. There were 430,716 shares of common stock issued in 2008 for members of the Board as compensation. These shares were issued based on the closing price of the shares at the end of each quarter. Total value given to the shares issued as Board compensation in 2008 was $120,001.  Below is a table summarizing the compensation for each of the directors during the last fiscal year.

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Terry Lee	-	20,000	-	-	-	-	20,000
Tom Miller	-	20,000	-	-	-	-	20,000
Mitchell Cox	-	20,000	-	-	-	-	20,000
Trent Sommerville	-	20,000	-	-	-	-	20,000
Randy Frevert	-	20,000	-	-	-	-	20,000
Kenneth Farris	-	20,000	-	-	-	-	20,000

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

  Option Information.
(a)	Date of Option:	June 27, 2007
(b)	Optionee:	Terry Lee
(c)	Number of Shares:	1,822,504
(d)	Exercise Price:	$0.33 per share

The Option shall be exercised by delivery to the Company of (a) written notice of exercise stating the number of Shares being purchased (in whole shares only) and such other information set forth on the form of Notice of Exercise.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 9, 2009, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

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

SECURITY OWNERSHIP OF BENEFICIAL OWNERS:

None

SECURITY OWNERSHIP OF MANAGEMENT:

Title of Class	Name	Shares	Percent

Common Stock	Trent Sommerville	4,746,886	10.90%

Common Stock	Terry L. Lee	3,492,321	8.02%

Common Stock	Kenneth B. Farris	823,437	1.89%

Common Stock	Thomas Miller	1,771,786	4.07%

Common Stock	Mitchell L. Cox	71,786	0.17%

Common Stock	Randy Frevert	821,786	1.89%

All Directors and Executive Officers as a group (6 persons)		11,728,002	26.94%

(1)
These tables are based upon 43,541,457 shares outstanding as of March 9, 2009 and information derived from our stock records. Unless otherwise indicated in the footnotes to these tables and subject to community property laws where applicable, we believe unless otherwise noted that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days as of March 9, 2009. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on March 9, 2009 any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

On October 1, 2008, the Company entered into and closed a Securities Purchase  Agreement  (the  "Lee Oil Agreement") with Lee Holding Company LP and Gary Lee ("Sellers") and Lee Oil Company, Inc. (“Lee Oil”), Lee’s Food Mart, LLC (“Lee Food”), and Lee Enterprises, Inc. (“Lee,” and together with Lee Oil and Lee Food, the “Lee Companies”).  Pursuant to the Lee Oil Agreement, the Company acquired and, the Sellers sold, 100% of the outstanding securities in the Lee Companies.   Terry Lee, our CEO and a director, is a principal of Lee Holding Company LP.  Gary Lee is the brother of Terry Lee.

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

In order to fund the cash purchase price of the acquisition, on October 1, 2008, the Company entered into a Loan Agreement (the “Loan Agreement”) with Choice Financial Group (“Choice”).  Pursuant to the Loan Agreement, the Company issued and sold a Promissory Note in the amount of $3,250,000 (the “Choice Note”).  The Company is required to pay a monthly installment of $30,799 and the outstanding balance including annual interest of 7.75% is required to be paid in full by September 30, 2011.

During the quarter ended December 31, 2008, Lee Oil sold 133,754 gallons of diesel fuel to a mining company of which Terry Lee is a 33% owner. The total amount invoiced for these gallons sold was $277,590.

During the quarter ended December 31, 2008, Lee Oil leased a piece of property from L&M Ventures of which Terry Lee is a 50% owner. The lease payments made in the fourth quarter were $16,200.

 ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2008 and December 31, 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

(i) Audit Fees

FIRM	FISCAL YEAR 2008	FISCAL YEAR 2007
RBSM, LLP	$0	$44,692
Meyler & Company, LLC	$118,000	$144,800
Coulter & Justus, PC	$35,000	$0

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

AUDIT-RELATED FEES.
Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” There were no Audit-Related services provided in fiscal 2008 or 2007.

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

Part IV

ITEM 15.  EXHIBITS

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

4.1
Loan Agreement between Heartland, Inc. and Choice Financial Group dated October 1, 2008 incorporated by reference to the Company’s Current Report on Form 8K filed with the Securities and Exchange Commission on October 3, 2008

4.2	Promissory Note payable to Choice Financial Group incorporated by reference to the Company’s Current Report on Form 8K filed with the Securities and Exchange Commission on October 3, 2008

4.3
Guaranty by Lee Oil Company, Inc., Lee’s Food Mart, LLC, Lee Enterprises, Inc. and Mound Technologies, Inc. in favor of Choice Financial Group incorporated by reference to the Company’s Current Report on Form 8K filed with the Securities and Exchange Commission on October 3, 2008

4.4
Form of Pledge Agreement by and between Heartland, Inc. and Choice Financial Group incorporated by reference to the Company’s Current Report on Form 8K filed with the Securities and Exchange Commission on October 3, 2008

4.5
Form of Third Party Assignment of leases, Rents and Purchase Agreements incorporated by reference to the Company’s Current Report on Form 8K filed with the Securities and Exchange Commission on October 3, 2008

4.6	Form of Third Party Security Agreement incorporated by reference to the Company’s Current Report on Form 8K filed with the Securities and Exchange Commission on October 3, 2008

4.7
Third Party Mortgage by Mound Technologies, Inc. in favor of Choice Financial Group incorporated by reference to the Company’s Current Report on Form 8K filed with the Securities and Exchange Commission on October 3, 2008

4.8
Third Party Mortgage by Lee’s Food Mart’s LLC in favor of Choice Financial Group incorporated by reference to the Company’s Current Report on Form 8K filed with the Securities and Exchange Commission on October 3, 2008

4.9
Third Party Deed of Trust by Lee Oil Company, Inc. in favor of Choice Financial Group incorporated by reference to the Company’s Current Report on Form 8K filed with the Securities and Exchange Commission on October 3, 2008

10.1
Securities Purchase Agreement Lee Holding Company LP and Gary Lee  and Lee Oil Company, Inc., Lee’s Food Mart, LLC and Lee Enterprises, Inc. dated October 1, 2008 incorporated by reference to the Company’s Current Report on Form 8K filed with the Securities and Exchange Commission on October 3, 2008

10.2
Employment, Noncompetition and Nondisclosure Agreement by and between Terry Lee and Heartland, Inc. dated October 1, 2008 incorporated by reference to the Company’s Current Report on Form 8K filed with the Securities and Exchange Commission on October 3, 2008

10.3	Promissory Note payable to Lee Holding Company LP incorporated by reference to the Company’s Current Report on Form 8K filed with the Securities and Exchange Commission on October 3, 2008

10.4	Promissory Note payable to Gary Lee incorporated by reference to the Company’s Current Report on Form 8K filed with the Securities and Exchange Commission on October 3, 2008

16.1	Letter from Meyler & Company, LLC incorporated by reference to the Company’s Current Report on Form 8K filed with the Securities and Exchange Commission on August 5, 2008..

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

HEARTLAND INC.
(Registrant)

Date: April 10, 2009	By:	/s/ Terry Lee
Terry Lee
Chief Executive Officer
And Chairman of the Board of Directors
(Principal Executive Officer)

Date: April 10, 2009	By:	/s/ Mitchell Cox
Mitchell Cox
Chief Financial Officer
(Principal Financial Accounting and
Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Terry Lee	Terry Lee	Chief Executive Officer, Chairman & Director	April 10, 2009

/s/ Mitchell Cox	Mitchell Cox	Chief Financial Officer	April 10, 2009

/s/ Thomas C. Miller	Thomas C. Miller	Secretary & Director	April 10, 2009

/s/ Trent Sommerville	Trent Sommerville	Director	April 10, 2009

/s/ Randy Frevert	Randy Frevert	Director	April 10, 2009

/s/ Dr. Kenneth B. Farris	Dr. Kenneth B. Farris	Director	April 10, 2009