Form 10-Q
period 2009-03-31
HEARTLAND, INC.
filed 2009-05-15
CIK 1084415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 HEARTLAND, INC.
(Exact name of registrant as specified in its charter)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of May 5, 2009, there were 44,456,196 shares of common stock, $.0001 par value per share, outstanding.

HEARTLAND, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2009	2008
	(Unaudited)

CURRENT ASSETS
Cash	$4,137,450	$4,101,692
Accounts receivable, net	5,680,448	4,885,878
Inventory	2,791,683	2,775,635
Other current assets	833,898	817,666
Total current assets	13,443,479	12,580,871

PROPERTY, PLANT AND EQUIPMENT, net	10,167,422	10,256,234

OTHER ASSETS	63,601	68,112

Total assets	$23,674,502	$22,905,217

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2009	2008
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$3,030,738	$2,741,435
Other current liabilities	1,283,366	1,244,170
Current portion of notes payable	1,545,594	1,205,594
Current portion of notes payable to related parties	129,127	129,127
Total current liabilities	5,988,825	5,320,326

LONG-TERM OBLIGATIONS
Notes payable, less current portion	8,114,690	8,204,783
Notes payable to related parties, less current portion	3,300,721	3,330,872
Other long-term liabilities	787,577	878,215
Total long term liabilities	12,202,988	12,413,870

STOCKHOLDERS’ EQUITY
Preferred stock $0.001 par value 5,000,000 shares
authorized, 2,370,000 shares issued and outstanding	2,370	2,370
Additional paid-in capital – preferred stock	713,567	713,567
Common stock, $0.001 par value 100,000,000 shares
authorized; 43,706,196 and 42,759,047 shares issued and
outstanding at March 31, 2009 and December 31, 2008, respectively	43,706	42,759
Additional paid-in capital – common stock	17,218,878	17,011,726
Accumulated deficit	(12,495,832)	(12,599,401)
Total stockholders’ equity	5,482,689	5,171,021

Total Liabilities and Stockholders’ Equity	$23,674,502	$22,905,217

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

	March 31,
	2009	2008

SALES	$19,737,679	$4,058,796
Cost of goods sold	(17,070,440)	(3,278,225)
Gross profit	2,667,239	780,571
EXPENSES	2,426,286	380,357
NET OPERATING INCOME	240,953	400,214
Other (expense) income	(142,902)	1,542
INCOME BEFORE INCOME TAXES	98,051	401,756
Federal and state income taxes
Income taxes, current	(13,897)	-
Income tax benefit, deferred	26,886	-
NET INCOME	111,040	401,756
LESS: Preferred Dividends	(14,813)	(14,813)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$96,227	$386,943

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended
	March 31,
	2009	2008

NET CASH PROVIDED BY OPERATING ACTIVITIES	18,949	582,732

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property, plant and equipment	(202,947)	(93,492)
Proceeds from disposition of other assets	-	(31,000)
NET CASH USED IN INVESTING ACTIVITIES	(202,947)	(124,492)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from notes payable	$249,907	$(6,091)
Net proceeds on notes to related parties	(30,151)	(31,289)
Payments on capital lease	-	(3,949)
Proceeds from issuance of common stock	-	290,000
NET CASH PROVIDED BY FINANING ACTIVITIES	219,756	248,671

INCREASE IN CASH	35,758	706,911

CASH, BEGINNING OF PERIOD	4,101,692	216,570

CASH, END OF PERIOD	$4,137,450	$923,481

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$219,212	$6,678
Taxes paid	$12,000	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Amortization of deferred compensation as share based compensation	$23,088	$21,732
Issuance of common stock for services and settlement	$142,500	$-
Issuance of common stock in payment of convertible promissory notes & accrued interest	$32,490	$-
Issuance of common stock for dividends	$7,473	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE A	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Regulation S-K promulgated by the Securities and Exchange Commission and do not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, these interim financial statements include all adjustments, which include only normal recurring adjustments, necessary in order to make the financial statements not misleading.  The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on Form 10-K.

The balance sheet at December 31, 2008 has been derived from the audited financial statement of that date, but does not include all of the information and notes required by accounting principles generally accepted in United States of America for complete financial statements.

NOTE B	RECENT ACCOUNTING DEVELOPMENTS

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

NOTE C	COMMON STOCK

During the quarter ended March 31, 2009, the Company authorized the issuance of 947,149 shares of common stock. The issuance related to the following:

Description	Quantity	Closing Price Date
Stock Dividend	28,377	Monthly average
Conversion of Debt & Related Interested	32,410	Set by note at $1/share
Board Compensation	136,362	March 15, 2009
Employment Contract – Heartland Steel	750,000	Valued at $0.15/share
	947,149

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE D	EARNINGS PER SHARE

Basic earnings per share assumes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants, using the treasury stock method of computing such effects.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31:

	2009	2008

Basic:
Net income available to common stockholders	$96,227	$386,943
Average shares outstanding	43,005,489	36,997,661
Basic earnings per share	$0.00	$0.01

Diluted:
Net income available to common stockholders	$96,227	$(1,038,832)
Average shares outstanding	45,375,489	39,997,661
Basic earnings per share	$0.00	$0.01

NOTE E	BUSINESS SEGMENTS

The consolidated financial statements include the accounts of Heartland, Inc. (“Heartland”) and its wholly owned subsidiaries, Mound Technologies, Inc. (“Mound”), Lee Oil Company, Inc. (“Lee Oil”), and Heartland Steel, Inc. (“HS”).
All significant intercompany accounts and transactions have been eliminated.

The following table reflects the Company’s segments at March 31, 2009:

	Holding	Oil	Steel	Steel
	Company	Distributor	Fabricator	Distributor
	(Heartland)	(Lee Oil)	(Mound)	(HS)	Consolidated

Revenues	$-	$16,218,967	$3,108,148	$410,564	$19,737,679
Gross Margins	-	2,004,044	649,049	14,146	2,667,239
Income From Operations
Before Income Taxes	(365,323)	165,700	497,528	(199,854)	98,051
Total Assets	2,827,058	12,259,905	7,614,904	972,635	23,674,502

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE F	SUBSEQUENT EVENT

The Company executed an employment agreement with Thomas Miller, the current President of Mound, as of April 1, 2009. This employment agreement called for the issuance of 750,000 shares upon execution of the agreement and those shares were issued on April 1, 2009.

On April 9, 2009, the Company entered into a $2 million construction note with a related party bank for the construction of the future home of HS. Construction is scheduled to begin in late May. The note bears interest of 7.75% and will be converted into a long-term note once construction is completed (not to exceed two years). At the time of conversion, the note will have a term of 20 years. The note is collateralized by the building that is being constructed.

NOTE G	RECLASSIFICATIONS

Certain amounts in the March 31, 2008 Financial Statements have been reclassified to conform to the presentation used in the March 31, 2009 Financial Statements.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OERATION.

The following discussion should be read in conjunction with the financial statements included in this Form 10-Q.  The following discussion and analysis provides certain information, which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the quarterly period ended March 31, 2009. The statements contained in this section that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties.  Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as  “believes,” “expects,” “may,” “will,” should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in our various filings with the SEC, or press releases or oral statements made by or with the approval of our authorized executive officers.

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

Overview

The Company currently manages its business as three operational segments and files as a consolidated entity. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers. The three operational segments we currently report are:

•
Mound – Steel Fabrication – Primarily focused on the fabrication of metal products including structural steel, steel stairs and railings, bar joists, metal decks, and other miscellaneous steel products.

•	Lee Oil – Oil Distribution – Primarily focused on the wholesale and retail distribution of petroleum products including those sold to the motoring public through our retail locations.
•
Heartland Steel – Wholesale Steel – This is a startup segment of the business that we are working to develop into full fledged service center for the distribution of steel products. This segment of the business will not be fully operational until later in the year.

Results of Operations

Three Months ended March 31, 2009 as compared to the three months ended March 31, 2008

The main differences between the results of operations from the first quarter of 2008 to the first quarter of 2009 can be attributed primarily to the Lee Oil acquisition that took place in the fourth quarter of 2008 and the startup of operations relating to Heartland Steel. A further breakdown is provided in NOTE E – BUSINESS SEGMENTS of the financial statements.

Revenues. Revenues increased for the three months ended March 31, 2009 to $19,737,679 from $4,058,796 for the three months ended March 31, 2008.

Cost of Goods Sold. Cost of Goods Sold increased for three months ended March 31, 2009 to $17,070,440 from $3,278,225 for the three months ended March 31, 2008.

Gross Profit. Gross Profits increased for three months ended March 31, 2009 to $2,667,239 from $780,571 for the three months ended March 31, 2008.

Expenses. Expenses increased for three months ended March 31, 2009 to $2,426,286 from $380,357 for the three months ended March 31, 2008.

Net Operating Income. Net Operating Income decreased for three months ended March 31, 2009 to $240,953 from $400,214 for the three months ended March 31, 2008.

Other (expense) income. Other (expense) income increased for three months ended March 31, 2009 to $(142,902) from $1,542 for the three months ended March 31, 2008.  This was primarily attributable to the interest associated with the acquisition of Lee Oil. Interest expense increased from $8,013 in the first quarter of 2008 to $219,212 in the first quarter of 2009.

Net Income Before income Taxes. Net Income before Income Taxes decreased for the three months ended March 31, 2009 to $98,051 from $401,756 for the three months ended March 31, 2008. This decrease is primarily attributable some costs associated with the startup at Heartland Steel, additional interest expense, and  a lower gross profit from the Mound operations.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2009, the Company had accumulated deficit of $12,495,832.  As of December 31, 2008, the Company had accumulated deficit of $12,599,401. The Company generated a profit in cash flow from operating activities of $18,949 for the three months ended March 31, 2009.

The Company generated a deficit from investing activities of $202,947 for the three months ended March 31, 2009.  This deficit is primarily attributable to the purchase of various property, plant, and equipment during the quarter.

The Company’s generated cash flow from financing activities of $219,756 for the three months ended March 31, 2009.

Our principal sources of liquidity would be cash on hand and the conversion of accounts receivable into cash. We also believe cash provided from operating activities will be a great source of liquidity going forward, but would seek outside financing for any major expansion, betterment project, or possible future acquisitions as these would be considered long term projects.

As of March 31, 2009, the Company believes that cash on hand, cash generated by operations, and available bank borrowings will be sufficient to pay trade creditors, operating expenses in the normal course of business, and meet all of its bank and subordinate debt obligations for the next 12 to 24 months.

It is our belief that our stock is currently undervalued and that we are better suited to fund current projects through cash provided from operations and financing rather than attempting to sell what we belief to be an undervalued asset and further dilute the securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
With the participation of the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer); the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.    The ineffectiveness of our disclosure controls and procedures is the result of certain deficiencies in internal controls constituting  material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period. We lack segregation of duties in the period-end financial reporting process.  The Company has historically had limited accounting and limited operating revenue and, as such, all accounting and financial reporting operations have been and are currently performed by one individual.  The party that performs the accounting and financial reporting operations is the only individual with any significant knowledge of generally accepted accounting principles. In addition, the lack of additional staff with significant knowledge of generally accepted accounting principles has resulted in ineffective oversight and monitoring.

We lack segregation of duties in the period-end financial reporting process. This lack of additional accounting/auditing staff with significant knowledge of generally accepted accounting principles in order to properly segregate duties could result in ineffective oversight and monitoring and the possibility of a misstatement within the financial statements. However, the material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period.

The Company is currently reviewing its policies and is evaluating its disclosure controls and procedures so that it will be able to determine the changes it can and should make to make such controls more effective.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM  2.      UNREGISTER SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2009, the Company authorized the issuance of 947,149 shares of common stock. A chart showing these issuances is detailed in Note C of the financial statements.

On April 1, 2009, the Company issued 750,000 shares of stock relating to the employment agreement as described in Note F of the financial statements.

No other unregistered sales of equity securities have taken place since the first quarter.

The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

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

HEARTLAND, INC.
(Registrant)

Date: May 14, 2009	By: /s/ Terry L. Lee
Terry L. Lee
Chief Executive Officer and
Chairman of the Board
(Duly Authorized Officer)

Date: May 14, 2009	By: /s/ Mitchell L. Cox, CPA
Mitchell L. Cox
Chief Financial Officer
(Principal Financial
and Accounting Officer)