Form 10-Q
period 2009-06-30
HEARTLAND, INC.
filed 2009-08-14
CIK 1084415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non accelerated filer ☐  (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of August 7, 2009, there were 44,592,558 shares of common stock, $.001 par value per share, outstanding.

HEARTLAND, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2009	2008
	(Unaudited)

CURRENT ASSETS
Cash	$2,774,945	$4,101,692
Accounts receivable, net	6,287,318	4,885,878
Inventory	3,287,200	2,775,635
Prepaid expenses and other current assets	726,672	817,666
Total current assets	13,076,135	12,580,871

PROPERTY, PLANT AND EQUIPMENT, net	11,916,497	10,256,234

OTHER ASSETS	97,158	68,112

Total assets	$25,089,790	$22,905,217

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2009	2008
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$3,554,130	$2,741,435
Other current liabilities	1,055,150	1,244,170
Current portion of notes payable	917,930	1,205,594
Current portion of notes payable to related parties	129,127	129,127
Total current liabilities	5,656,337	5,320,326

LONG-TERM OBLIGATIONS
Notes payable, less current portion	9,840,726	8,204,783
Notes payable to related parties, less current portion	3,273,177	3,330,872
Other long-term liabilities	689,149	878,215
Total long term liabilities	13,803,052	12,413,870
Total liabilities	19,459,389	17,734,196

STOCKHOLDERS’ EQUITY
Preferred stock $0.001 par value 5,000,000 shares
authorized, 2,370,000 shares issued and outstanding	2,370	2,370
Additional paid-in capital – preferred stock	713,567	713,567
Common stock, $0.001 par value 100,000,000 shares
authorized; 44,592,558 and 42,759,047 shares issued and
outstanding at June 30, 2009 and December 31, 2008, respectively	44,593	42,759
Additional paid-in capital – common stock	17,385,009	17,011,726
Accumulated deficit	(12,515,138)	(12,599,401)
Total stockholders’ equity	5,630,401	5,171,021

Total Liabilities and Stockholders’ Equity	$25,089,790	$22,905,217

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

SALES	$22,779,586	$6,199,788	$42,517,265	$10,258,584
Cost of goods sold	(20,284,632)	(5,292,264)	(37,355,072)	(8,570,489)
Gross profit	2,494,954	907,524	5,162,193	1,688,095
EXPENSES	2,538,684	490,946	4,964,970	871,303
NET OPERATING (LOSS)INCOME	(43,730)	416,578	197,223	816,792
Other income (expense)	29,859	12,922	(113,043)	14,465
(LOSS) INCOME BEFORE INCOME TAXES	(13,871)	429,500	84,180	831,257
Federal and state income taxes
Income taxes, current period	(33,658)	-	(47,555)	-
Income tax benefit, deferred	28,226	-	55,112	-
(LOSS) INCOME FROM CONTINUING OPERATIONS	(19,303)	429,500	91,737	831,257
LESS: Preferred Dividends	(14,813)	(14,813)	(29,626)	(29,626)
NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(34,116)	$414,687	$62,111	$801,631

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(558,275)	$629,536

CASH FLOWS FROM INVESTING ACTIVITIES
Net payments for property, plant and equipment	(2,319,056)	(1,190,898)
Net proceeds from disposition of assets	260,000	-
NET CASH USED IN INVESTING ACTIVITIES	(2,059,056)	(1,190,898)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from notes payable	1,348,279	884,630
Net payments on notes to related parties	(57,695)	(49,151)
Payments on capital lease	-	(34,891)
Proceeds from issuance of common stock	-	290,000
NET CASH PROVIDED BY FINANING ACTIVITIES	1,290,584	1,090,588

(DECREASE) INCREASE IN CASH	(1,326,747)	529,226

CASH, BEGINNING OF PERIOD	4,101,692	216,570

CASH, END OF PERIOD	$2,774,945	$745,796

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$455,756	$26,662
Taxes paid	$47,555	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Amortization of deferred compensation as share based compensation	$50,154	$21,732
Issuance of common stock for services and settlement	$285,000	$-
Issuance of common stock in payment of convertible promissory notes & accrued interest	$32,490	$-
Issuance of common stock for dividends	$7,473	$-
Purchase of Mound facilities by settlement of amount to/from former landlord	$-	$141,657
Settlement of amount due from landlord	$-	$426,321
Settlement of amount due to landlord	$-	$284,664

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2009

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

The balance sheet at December 31, 2008 has been derived from the audited financial statements of that date, but does not include all of the information and notes required by accounting principles generally accepted in United States of America for complete financial statements.

We have evaluated subsequent events that have occured since the end of the second quarter through August 14, 2009.

NOTE B	COMMON STOCK
During the quarter ended June 30, 2009, the Company authorized the issuance of 886,362 shares of common stock. The issuance related to the following:

Description	Quantity	Closing Price Date
Board Compensation	136,362	June 15, 2009
Employment Contract – Tom Miller	750,000	Valued at $0.15/share
	886,362

During the quarter ended March 31, 2009, the Company authorized the issuance of 947,149 shares of common stock. The issuance related to the following:

Description	Quantity	Closing Price Date
Stock Dividend	28,377	Monthly average
Conversion of Debt & Related Interested	32,410	Set by note at $1/share
Board Compensation	136,362	March 15, 2009
Employment Contract – Randy Frevert	750,000	Valued at $0.15/share
	947,149

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2009

NOTE C	EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30:
	2009	2008
Basic:
Net income available to common stockholders	$62,111	$801,631
Weighted average common shares outstanding	43,734,379	37,132,409
Income per share	$0.00	$0.02

Diluted:
Net income available to common stockholders	$62,111	$801,631
Adjusted weighted average common shares outstanding	46,104,379	39,879,796
Income per share	$0.00	$0.02

The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30:
	2009	2008
Basic:
Net (loss) income available to common stockholders	$(34,116)	$414,687
Weighted average common shares outstanding	44,453,948	37,237,105
(Loss) income per share	$(0.00)	$0.01

Diluted:
Net income available to common stockholders	(1)	$414,687
Adjusted weighted average common shares outstanding	(1)	39,986,039
Income per share	(1)	$0.01
(1) Due to the net loss available to common shareholders, adding diluting securities to the denominator would not properly reflect earnings per share.

NOTE D                      BUSINESS SEGMENTS

The consolidated financial statements include the accounts of Heartland, Inc. (“Heartland”) and its wholly owned subsidiaries, Mound Technologies, Inc. (“Mound”), Lee Oil Company, Inc. (“Lee Oil”), and Heartland Steel, Inc. (“HS”) for the three and six month periods ending June 30, 2009.  Mound was the only operating segment for the three and six month periods ending June 30, 2008.

All significant intercompany accounts and transactions have been eliminated.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2009

NOTE D	BUSINESS SEGMENTS (Continued)

The following table reflects the Company’s segments for the three and six month periods ended June 30, 2009:
	Holding	Oil	Steel	Steel
	Company	Distributor	Fabricator	Distributor
	(Heartland)	(Lee Oil)	(Mound)	(HS)	Consolidated

Total Assets	$2,785,773	$12,915,534	$7,666,946	$1,721,537	$25,089,790
Three Months
Revenues	-	19,499,213	3,155,854	124,519	22,779,586
Gross Margins	-	1,891,010	593,339	10,605	2,494,954
Loss From Operations
Before Income Taxes	(396,350)	287,653	208,190	(113,364)	(13,871)
Six Months
Revenues	-	35,718,180	6,264,002	535,083	42,517,265
Gross Margins	-	3,895,054	1,242,388	24,751	5,162,193
Income From Operations
Before Income Taxes	(761,673)	453,353	705,718	(313,218)	84,180

All revenue and gross margins for the periods prior to October 1, 2008 would be attributable to Mound since it was the only operating segment during the first three quarters of 2008. The expenses related to Heartland were $191,618 for the three months ended March 31, 2008 and $193,610 for the three months ended June 30, 2008. The total corporate expenses attributed to Heartland for the six months ended June 30, 2008 was $385,228.

NOTE E	CONSTRUCTION NOTE

On April 9, 2009, the Company entered into a $2 million construction note with a related party bank for the construction of the future home of HS. The note bears interest at 7.75% and will be converted into a long-term note once construction is completed (not to exceed two years). At the time of conversion, the note will have a term of 20 years. The note is collateralized by the building that is being constructed.

NOTE F	RECLASSIFICATIONS

Certain amounts in the June 30, 2008 financial statements have been reclassified to conform to the presentation used in the June 30, 2009 financial statements.

NOTE G	SUBSEQUENT EVENTS

On August 11, 2009, the Company secured a business line of credit in the amount of $1,200,000 with Citizens Bank of New Tazewell, TN. The initial rate of interest has been set at 5% with a maturity date of August 11, 2010.  The terms call for the payment of all interest on a monthly basis and payment of the principal balance at maturity.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OERATION.

The following discussion should be read in conjunction with the financial statements included in this Form 10-Q.  The following discussion and analysis provides certain information, which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the quarterly period ended June 30, 2009. The statements contained in this section that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties.  Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as  “believes,” “expects,” “may,” “will,” should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in our various filings with the SEC, or press releases or oral statements made by or with the approval of our authorized executive officers.

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
•
Heartland Steel – Wholesale Steel – This is a startup segment of the business that we are developing into a service center for the distribution of steel products. This segment of the business will not be fully operational until later in the 2009.

Results of Operations

Six months ended June 30, 2009 as compared to the six months ended June 30, 2008

The main differences between the results of operations from the first two quarters of 2008 to the first two quarters of 2009 can be attributed primarily to the Lee Oil acquisition that took place in the fourth quarter of 2008 and the startup of operations relating to Heartland Steel. A further breakdown is provided in NOTE D – BUSINESS SEGMENTS of the financial statements.

Revenues. Revenues increased for the three months ended June 30, 2009 to $22,779,586 from $6,199,788 for the three months ended June 30, 2008. Revenues increased from $10,258,584 to $42,517,265 for the six months ended June 30, 2008 and 2009 respectively.

Cost of Goods Sold. Cost of Goods Sold increased for the three and six months ended June 30, 2009 to $20,284,632 and $37,355,072 from $5,292,264 and $8,570,489 for the three and six months ended June 30, 2008.

Gross Profit. Gross Profits increased for three months ended June 30, 2009 to $2,494,954 from $907,524 for the three months ended June 30, 2008. The gross profit for the six months ended June 30, 2009 was $5,162,193 and $1,688,095 for the six months ended June 30, 2008.

Expenses. Expenses increased for three months ended June 30, 2009 to $2,541,233 from $490,946 for the three months ended June 30, 2008.  Expenses rose from $871,303 to $4,964,970 for the six months ended June 30, 2008 and 2009 respectively. In addition to the expenses attributed to the Lee Oil acquisition, the current six month period ending June 30, 2009 includes expenses related to two employment contracts. The chief operating officers of both Mound and HS were issued 750,000 shares of common shares each as an inducement to enter into long-term employment contracts. These shares were valued based on the share price on the date of authorization and expensed upon issuance. The total expense recorded was $225,000.

Other (expense) income. The interest expense recorded for the six months ended June 30, 2009 was $455,756 compared to the $26,662 expense recorded for the six months ended June 30, 2008. This was primarily attributable to the interest associated with the acquisition of Lee Oil. The interest relating to the construction of the new HS building is being capitalized until the construction is completed.

Net Income Before income Taxes. Net Income before Income Taxes decreased for the six months ended June 30, 2009 to $84,180 from $831,257 for the three months ended June 30, 2008. This decrease is primarily attributable some costs associated with the startup at Heartland Steel including the expensing of the shares associated with the chief operating officers employment contract, additional interest expense associated with the Lee Oil acquisition in the fourth quarter of 2008, and a lower gross profit from the Mound operations.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2009, the Company had accumulated deficit of $12,515,138.  As of December 31, 2008, the Company had accumulated deficit of $12,599,401. The Company has generated a profit for the six months ended June 30, 2009.

The Company has used $558,275 in operating activities for the six months ended June 30, 2009 primarily to fund additional accounts receivable and inventory. We consider this to be normal with the price of oil and steel both rising and would expect a reversal if these prices begin to fall.

The Company has used $2,059,056 in investing activities for the six months ended June 30, 2009 primarily related to the construction of a building for the HS operations.

The Company’s generated cash flow from financing activities of $1,290,584 for the six months ended June 30, 2009 primarily related to a construction loan as described in NOTE E – CONSTRUCTION NOTE of the financial statements.

Our principal source of liquidity is cash on hand and the conversion of accounts receivable into cash. We also believe cash provided from operating activities will be a positive source of liquidity going forward, but would seek outside financing for any major expansion, betterment project, or possible future acquisitions as these would be considered long term projects.

As of June 30, 2009, the Company believes that cash on hand, cash generated by operations, and available bank borrowings will be sufficient to pay trade creditors, operating expenses in the normal course of business, and meet all of its bank and subordinate debt obligations for the next 12 to 24 months.

Due to the current price of our common stock, we do not expect to fund future projects through the issuance of shares but rather will fund such projects through cash on hand and financing, if available.

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

The Company has limited accounting personnel with significant knowledge of generally accepted accounting principles and lacks enough segregation of duties for there to be proper internal controls over all accounting and financial reporting operations.  The lack of sufficient staff with significant knowledge of generally accepted accounting principles or oversight from outside parties could result in ineffective oversight and monitoring.

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

During the quarter ended June 30, 2009, the Company issued 750,000 shares of common stock to Tom Miller, pursuant to the terms of his employment agreement and 136,362 shares of common stock to its directors.

During the quarter ended March 31, 2009, the Company issued 28,377 shares of common stock as a stock dividend, 32,410 shares of common stock for the conversion of debt and related interest, 136,362 shares as board compensation and 750,000 shares to Randy Frevert pursuant to the terms of his employment agreement.

The above securities were offered and sold to the above parties in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated under Regulation D thereunder. Each of the investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

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

HEARTLAND, INC.
(Registrant)

Date: August 14, 2009	By: /s/ Terry L. Lee
Terry L. Lee
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: August 14, 2009	By: /s/ Mitchell L. Cox, CPA
Mitchell L. Cox
Chief Financial Officer
(Principal Financial
and Accounting Officer)