Form 10-Q
period 2009-09-30
HEARTLAND, INC.
filed 2009-11-16
CIK 1084415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 5, 2009, there were 44,667, 558 shares of common stock, $.001 par value per share, outstanding.

HEARTLAND, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	Sept. 30,	Dec. 31,
	2009	2008
	(Unaudited)

CURRENT ASSETS
Cash	$3,337,694	$4,101,692
Accounts receivable, net	5,777,642	4,885,878
Inventory	4,042,648	2,775,635
Prepaid expenses and other current assets	170,628	817,666
Total current assets	13,328,612	12,580,871

PROPERTY, PLANT AND EQUIPMENT, net	13,119,751	10,256,234

OTHER ASSETS	757,747	68,112

Total assets	$27,206,110	$22,905,217

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

	Sept. 30,	Dec. 31,
	2009	2008
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$3,406,498	$2,741,435
Other current liabilities	1,329,104	1,244,170
Current portion of notes payable	4,011,381	1,205,594
Current portion of notes payable to related parties	120,521	129,127
Total current liabilities	8,867,504	5,320,326

LONG-TERM OBLIGATIONS
Notes payable, less current portion	7,685,539	8,204,783
Notes payable to related parties, less current portion	3,240,124	3,330,872
Other long-term liabilities	1,841,547	878,215
Total long term liabilities	12,767,210	12,413,870
Total liabilities	21,634,714	17,734,196

STOCKHOLDERS’ EQUITY
Preferred stock $0.001 par value 5,000,000 shares
authorized, 2,370,000 shares issued and outstanding	2,370	2,370
Additional paid-in capital – preferred stock	713,567	713,567
Common stock, $0.001 par value 100,000,000 shares
authorized; 44,667,558 and 42,759,047 shares issued and
outstanding at Sept. 30, 2009 and Dec. 31, 2008, respectively	44,668	42,759
Additional paid-in capital – common stock	17,440,011	17,011,726
Accumulated deficit	(12,629,220)	(12,599,401)
Total stockholders’ equity	5,571,396	5,171,021

Total Liabilities and Stockholders’ Equity	$27,206,110	$22,905,217

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
SALES	$24,874,767	$5,425,498	$67,392,032	$15,684,082
Cost of goods sold	(22,204,230)	(4,337,807)	(59,559,303)	(12,908,296)
Gross profit	2,670,537	1,087,691	7,832,729	2,775,786
EXPENSES	(2,637,282)	(467,083)	(7,602,252)	(1,338,386)
NET OPERATING (LOSS)INCOME	33,255	620,608	230,477	1,437,400
Other income (expense)	(154,967)	(64,145)	(268,010)	(49,681)
(LOSS) INCOME BEFORE INCOME TAXES	(121,712)	556,463	(37,533)	1,387,719
Federal and state income taxes
Income taxes, current period	(25,597)	-	(73,152)	-
Income tax benefit, deferred	33,228	-	88,340	-
(LOSS) INCOME FROM CONTINUING OPERATIONS	(114,081)	556,463	(22,345)	1,387,719
LESS: Preferred Dividends	(14,813)	(14,812)	(44,439)	(44,438)
NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(128,895)	$541,651	$(66,784)	$1,343,281

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(498,823)	$1,216,816

CASH FLOWS FROM INVESTING ACTIVITIES
Net payments for property, plant and equipment	(3,848,133)	(1,374,020)
Net proceeds from disposition of assets	260,000	-
NET CASH USED IN INVESTING ACTIVITIES	(3,588,133)	(1,374,020)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from notes payable	3,422,312	686,934
Net payments on notes to related parties	(99,354)	(74,845)
Payments on capital lease	-	(34,891)
Proceeds from issuance of common stock	-	220,000
NET CASH PROVIDED BY FINANING ACTIVITIES	3,322,958	797,198

(DECREASE) INCREASE IN CASH	(763,998)	639,994

CASH, BEGINNING OF PERIOD	4,101,692	216,570

CASH, END OF PERIOD	$3,337,694	$856,564

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$702,774	$57,669
Taxes paid	$73,152	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Amortization of deferred compensation as share based compensation	$75,231	$90,000
Issuance of common stock for services and settlement	$315,000	$-
Issuance of common stock in payment of convertible promissory notes & accrued interest	$32,490	$124,377
Issuance of common stock for dividends	$7,473	$83,379
Purchase of Mound facilities by settlement of amount to/from former landlord	$-	$141,657
Settlement of amount due from landlord	$-	$426,321
Settlement of amount due to landlord	$-	$284,664

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2009

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

We have evaluated subsequent events that have occurred since the end of the quarter through November 4, 2009.

NOTE B	COMMON STOCK
During the quarter ended September 30, 2009, the Company issued 75,000 shares of common stock. The shares were valued based on the share price on September 15, 2009 and a total expense of $30,000 was recorded as an operational expense.

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
SEPTEMBER 30, 2009

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

The following table sets forth the computation of basic and diluted earnings per share for the nine months ended September 30:

	2009	2008
Basic:
Net income available to common stockholders	$(66,784)	$1,343,281
Weighted average common shares outstanding	44,023,582	37,017,096
Income per share	$(0.00)	$0.04

Diluted:
Net income available to common stockholders	$(1)	$1,343,281
Adjusted weighted average common shares outstanding	(1)	39,879,976
Income per share	$(1)	$0.03

The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30:
	2009	2008
Basic:
Net (loss) income available to common stockholders	$(128,895)	$541,651
Weighted average common shares outstanding	44,592,558	37,998,822
(Loss) income per share	$(0.00)	$0.01

Diluted:
Net income available to common stockholders	(1)	$541,651
Adjusted weighted average common shares outstanding	(1)	40,596,008
Income per share	(1)	$0.01
(1) Due to the net loss available to common shareholders, adding diluting securities to the denominator would not properly reflect earnings per share.

NOTE D	BUSINESS SEGMENTS

The consolidated financial statements include the accounts of Heartland, Inc. (“Heartland”) and its wholly owned subsidiaries, Mound Technologies, Inc. (“Mound”), Lee Oil Company, Inc. (“Lee Oil”), and Heartland Steel, Inc. (“HS”) for the three and nine month periods ending September 30, 2009.  Mound was the only operating segment for the three and nine month periods ending September 30, 2008.

All significant intercompany accounts and transactions have been eliminated.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2009

NOTE D	BUSINESS SEGMENTS (Continued)

The following table reflects the Company’s segments for the three and nine month periods ended September 30, 2009:
	Holding	Oil	Steel	Steel
	Company	Distributor	Fabricator	Distributor
	(Heartland)	(Lee Oil)	(Mound)	(HS)	Consolidated
Total Assets	$2,755,369	$12,846,136	$7,950,402	$3,654,203	$27,206,110
Three Months
Revenues from External Customers	-	21,481,262	3,291,515	101,990	24,874,767
Intersegment Revenues	-	-	-	544,345	544,345
Gross Margins	-	2,248,389	373,075	49,073	2,670,537
Loss From Operations
Before Income Taxes	(401,796)	270,936	134,499	(125,350)	(121,712)
Nine Months
Revenues from External Customers	-	57,199,442	9,555,517	637,073	67,392,032
Intersegment Revenues	-	-	-	544,345	544,345
Gross Margins	-	6,143,442	1,615,463	73,824	7,832,729
Loss From Operations
Before Income Taxes	(1,163,470)	724,289	840,217	(438,568)	(37,533)

Total assets increased by approximately $3.5 million from the amount reported in the December 31, 2008 annual report because of the construction of the building at HS. All revenue and gross margins for the periods prior to October 1, 2008 would be attributable to Mound since it was the only operating segment during the first three quarters of 2008. The expenses related to Heartland were $215,766 and $600,994 for the three and nine month periods ended September 30, 2008 respectively.

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

NOTE F	SUBSEQUENT EVENTS

As of November 1, 2009, the Company has completed the construction on the building referenced in Note E and has officially moved the HS operations to that location. The Company is currently working with the related party bank to convert the construction note into a normal long-term note. Upon conversion, of which there is no guarantee, the Company will reclassify the presentation of the note from a short-term liability to a long-term liability.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OERATION.

The following discussion should be read in conjunction with the financial statements included in this Form 10-Q.  The following discussion and analysis provides certain information, which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the quarterly period ended September 30, 2009. The statements contained in this section that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties.  Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as  “believes,” “expects,” “may,” “will,” should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in our various filings with the SEC, or press releases or oral statements made by or with the approval of our authorized executive officers.

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

Results of Operations

Nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008

The main differences between the results of operations from the first three quarters of 2008 to the first three quarters of 2009 can be attributed primarily to the Lee Oil acquisition that took place in the fourth quarter of 2008 and the startup of operations relating to Heartland Steel. A further breakdown is provided in NOTE D – BUSINESS SEGMENTS of the financial statements.

Revenues. Revenues increased for the three months ended September 30, 2009 to $24,874,767 from $5,425,498 for the three months ended September 30, 2008. Revenues increased from $15,684,082 to $67,392,032 for the nine months ended September 30, 2008 and 2009 respectively.

Cost of Goods Sold. Cost of Goods Sold increased for the three and nine months ended September 30, 2009 to $22,204,230 and $59,559,303 from $4,337,807 and $12,908,296 for the three and nine months ended September 30, 2008.

Gross Profit. Gross Profits increased for three months ended September 30, 2009 to $2,670,537 from $1,087,691 for the three months ended September 30, 2008. The gross profit for the nine months ended September 30, 2009 was $7,832,729 and $2,775,786 for the nine months ended September 30, 2008.

Expenses. Expenses increased for three months ended September 30, 2009 to $2,637,282 from $467,083 for the three months ended September 30, 2008.  Expenses rose from $1,338,386 to $7,602,252 for the nine months ended September 30, 2008 and 2009 respectively. In addition to the expenses attributed to the Lee Oil acquisition, the current nine month period ending September 30, 2009 includes expenses related to two employment contracts. The chief operating officers of both Mound and HS were issued 750,000 shares of common shares each as an inducement to enter into long-term employment contracts. These shares were valued based on the share price on the date of authorization and expensed accordingly. The total expense recorded was $225,000.

Other (expense) income. The interest expense recorded for the nine months ended September 30, 2009 was $702,774 compared to the $57,669 expense recorded for the nine months ended September 30, 2008. This was primarily attributable to the interest associated with the acquisition of Lee Oil. The interest relating to the construction of the new HS building is being capitalized until the construction is completed. The interest expense related to the new construction will begin in November. See Note E.

Net Income Before income Taxes. Net Income before Income Taxes decreased for the nine months ended September 30, 2009 to a loss of $37,533 from a profit $1,387,719 for the nine months ended September 30, 2008. This decrease is primarily attributable some costs associated with the startup at Heartland Steel including the expensing of the shares associated with the chief operating officers employment contract, additional interest expense associated with the Lee Oil acquisition in the fourth quarter of 2008, and  lower gross revenues and profits generated from the Mound operations.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2009, the Company had accumulated deficit of $12,629,220.  As of December 31, 2008, the Company had accumulated deficit of $12,599,401.

The Company has used $498,823 in operating activities for the nine months ended September 30, 2009 primarily to fund additional accounts receivable and inventory. We consider this to be normal with the price of oil and steel both rising and would expect a reversal if these prices begin to fall.

The Company has used $3,588,133 in investing activities for the nine months ended September 30, 2009 primarily related to the construction of a building for the HS operations.

The Company’s generated cash flow from financing activities of $3,322,958 for the nine months ended September 30, 2009 primarily related to a construction loan as described in NOTE E – CONSTRUCTION NOTE of the financial statements.

Our principal source of liquidity is cash on hand and the conversion of accounts receivable into cash. We also believe cash provided from operating activities will be a positive source of liquidity going forward, but would seek outside financing for any major expansion, betterment project, or possible future acquisitions as these would be considered long term projects.

As of September 30, 2009, the Company believes that cash on hand, cash generated by operations, and available bank borrowings will be sufficient to pay trade creditors, operating expenses in the normal course of business, and meet all of its bank and subordinate debt obligations for the next 12 months.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
With the participation of the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer); the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The ineffectiveness of our disclosure controls and procedures is the result of certain deficiencies in internal controls constituting material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period.

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

The Company issued 75,000 shares to its directors during the quarter ended September 30, 2009. The associated cost of $30,000 was expensed in the quarter.

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

HEARTLAND, INC.
(Registrant)

Date: November 16, 2009	By: /s/ Terry L. Lee
Terry L. Lee
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: November 16, 2009	By: /s/ Mitchell L. Cox, CPA
Mitchell L. Cox
Chief Financial Officer
(Principal Financial
and Accounting Officer)