Form 10-K
period 2009-12-31
HEARTLAND, INC.
filed 2010-03-31
CIK 1084415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

As of March 25, 2010, the aggregate market value of the registrant’s Common Stock (based upon the $0.28 closing price on that date) held by nonaffiliates (excludes shares reported as beneficially owned by directors and officers) was approximately $4,594,827.

As of March 25, 2010, there were 21,953,590 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

	HEARTLAND, INC.
	FORM 10-K

	TABLE OF CONTENTS

	Part I

ITEM 1.	Business	3
ITEM 1A.	Risk Factors	7
ITEM 1B.	Unresolved Staff Comments	7
ITEM 2.	Properties	7
ITEM 3.	Legal Proceedings	8

	Part II

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters	8
	and Issuer Purchases of Equity Securities
ITEM 7.	Management's Discussion and Analysis	11
	or Plan of Operations
ITEM 8.	Financial Statements and Supplementary Data	16
ITEM 9.	Change in and Disagreements with Accountants on Accounting	18
	and Financial Disclosure
ITEM 9A.	Controls and Procedures	18

	Part III

ITEM 10.	Directors, Executive Officers, and Corporate Governance	19
ITEM 11.	Executive Compensation	21
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management	23
ITEM 13.	Certain Relationships and Related Transactions	24
ITEM 14.	Principal Accountant Fees and Services	24

	Part IV

ITEM 15.	Exhibits and Financial Statement Schedules	25

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements which include, but are not limited to, statements concerning expectations as to our revenues, expenses, and net income, our growth strategies and plans, the timely development and market acceptance of our products and technologies, the competitive nature of and anticipated growth in our markets, our ability to achieve cost reductions, the status of evolving technologies and their growth potential, the adoption of future industry standards, expectations as to our financing and liquidity requirements and arrangements, the need for additional capital, and other matters that are not historical facts. These forward-looking statements are based on our current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by it. Words such as “anticipates”, “appears”, “expects”, “intends”, “plans”, “believes, “seeks”, “estimates”, “may”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements, are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from those results expressed in any forward-looking statements, as a result of various factors. Readers are cautioned not to place undue reliance on forward-looking statements, which are based only upon information available as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Unless the context indicates otherwise, the terms “Company”, “Corporate”, “Heartland”, “our”, and “we” refer to Heartland, Inc. and its subsidiaries.

PART I

ITEM 1           BUSINESS

(A)           THE COMPANY

Heartland, Inc. (the “Company”) was incorporated in the State of Maryland on April 6, 1999.

The Company operates in several States through the following three wholly-owned subsidiaries:

•	Mound Technologies, Inc. (“Mound”) which is based in Springboro, OH and commenced operations at the same location in 1964 under the name Mound Steel Corporation.
•	Lee Oil Company, Inc. and its wholly owned subsidiaries Lee Enterprises, Inc. and Lee’s Food Marts, LLC (collectively “Lee Oil”) which is based in Middlesboro, KY and commenced operations in 1988.
•	Heartland Steel, Inc. (“Heartland Steel”) which is based in Washington Court House, OH and commenced full operations during the fourth quarter of 2009.

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

•	Lee Oil – Oil Distribution – Primarily focused on the wholesale and retail distribution of petroleum products including those sold to the motoring public through our retail locations.
•	Heartland Steel – Steel Distribution – Primarily focused on the wholesale distribution of steel products to steel fabricators and contractors.

Our corporate offices are located at 1005 N. 19th Street in Middlesboro, KY, and the telephone number is (606) 248-7323.  Our Internet address is www.heartlandholdingsinc.com for the corporate information. Additionally, the Mound Technology division of the company currently maintains an Internet addresses at www.moundtechnologies.com.  The information contained on our web site(s) or connected to our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

Decentralized Management with Strong Corporate Infrastructure

Our corporate group is responsible for maintaining a unified infrastructure to support our diversified operations through standardized financial and accounting, safety, environmental and maintenance processes and controls. Below our corporate level, we operate a decentralized operational organization in which our three chief operational officers are responsible for their operations, including asset management, cost control, policy compliance and training and other aspects of quality control. With an average of over 25 years of industry experience, each regional manager has extensive knowledge of the customer base, job requirements and working conditions in each local market. This management structure allows us to monitor operating performance on a daily basis, maintain financial, accounting and asset management controls, integrate acquisitions, prepare timely financial reports and manage contractual risk.

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

In 2009, we constructed a new warehouse with adjoining office space on the property located in Washington Court House, OH. This site has become the base of operations for Heartland Steel. The original construction loan of $2,400,000 was converted on December 8, 2009 into a regular installment loan secured by the property with monthly payments of $16,635. The total amount recorded as our cost basis in the new warehouse is $2,014,229 with the basis of the land remaining at $441,248.

On June 3, 2009 we purchased a larger and more modern retail outlet for one of the older Lee’s Food Marts located in Tazewell, TN. This new site, which had previously been branded Chevron, has been converted over to a Marathon branded site and is fully operational. The total cost associated with the purchase of the new location was $888,856 and was funded primarily with a bank note secured by the property in the amount of $626,384.  Allocation of the purchase price was $208,856 to land, $564,000 to building, and $116,000 to equipment.

We believe all the uses of capital described above fall within the scope of our mission and will benefit the Company going forward.

(C)	OPERATIONS

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

Mound is focused on the fabrication of metal products. Mound produces structural steel, miscellaneous metals, steel stairs, railings, bar joists, metal decks and the erection thereof. Fabricated products are sold to general contractors and industrial customers throughout the United States. Substantially all work is to order and no unsold inventories of finished products are maintained. All sales contracts are firm fixed-price contracts and are normally competitively bid against other suppliers.

This subsidiary’s customers are typically U.S. based companies and institutions that require large structural and miscellaneous steel fabrication including major new building construction. Customers are typically located within a one-day drive from the Company’s facilities although Mound has performed work as far away as Alberta, Canada. The Company is able to reach 70% of the U.S. population within a one day drive from the Ohio location, yielding a significant potential customer base. Marketing of the subsidiary’s products is done by advertising in industry directories, word-of-mouth from existing customers, and by the dedicated efforts of in-house sales staff monitoring business developments opportunities within the Company’s region. Large clients typically work with the Company on a continual basis for most of their fabricated metal needs.

OIL DISTRIBUTION SEGMENT

Lee Oil Company, Inc. and its wholly owned subsidiaries of Lee’s Food Marts, LLC and Lee Enterprises, Inc. (collectively “Lee Oil”) are headquartered in Middlesboro, KY. Lee Oil Company serves as the wholesaler and supplier to the two subsidiaries that run the retail operations.

Lee Oil was started in 1988 as a two person operation and has grown to currently operating 23 convenience stores and selling approximately 35 million gallons of product through a combination of both retail and wholesale operations.

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

STEEL DISTRIBUTION SEGMENT

Heartland Steel is incorporated in the State of Ohio. Operations were limited during 2009 while construction of a new warehouse and office took place on the property located in Washington Court House. Plans are for this service center to be able to service clients primarily within 200 miles of the warehouse. This allows deliveries to be made by a single driver in one day. The products supplied range from the basic steel beams to customized steel plate cut to a customer’s specifications.

Competition at Mound

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

Price, quality, delivery and service are the primary competitive factors in all markets that Mound serves and vary in relative importance according to the product category and specific customer.  Mound Technologies, Inc. differentiates itself from other steel fabricators by maintaining high quality standards as evidenced by certification through the American Institute of Steel Construction as well as the Canadian Welding Bureau.

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

Competition at Heartland Steel

Heartland Steel is a wholesaler of steel products and would be subject to intense competition from others in the wholesale arena. As with most wholesale operations, being able to deliver a product in a timely fashion and at a reasonable price when compared to your competition is critical. Heartland Steel can also provide customized steel plate as part of the product line and this side of the business relies less on price and more on being able to meet certain specifications detailed by the customer. We believe Heartland Steel will be competitive in price against our competitors in the wholesale area of the business as well as being able to provide customized products that others in the region simply can’t provide.

Regulation

All operations are subject to a broad range of laws and regulations relating to the protection of human health and the environment. We expect to expend substantial amounts in the future to achieve or maintain ongoing compliance with U.S. federal, state, and local laws and regulations, including the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the Resource Conservation and Recovery Act (RCRA), the Clean Air Act, and the Clean Water Act. These environmental expenditures are not projected to have a material adverse effect on our financial position or on our competitive position since others within our businesses are subject to the same environmental requirements. These laws, rules, and regulations may affect the way we conduct our operations, and failure to comply with these regulations could lead to fines and other penalties.

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

Supplies

We depend on continued access to reliable supplies of various material and products in all segments of our business. We believe there will be adequate sources of these supplies in order to meet our near term needs, although probably at prices that can fluctuate greatly in a very short period of time.

Employees

At December 31, 2009, we had approximately 230 full-time employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

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

ITEM 1A    RISK FACTORS

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 1B    UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 2                      PROPERTIES

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

Heartland Steel

Heartland Steel, is situated on approximately 38 acres of property located at 1629 Old US 35 SE, Washington Court House, OH 43160. Our plant is 59,000 square feet which includes the warehouse/plant and office.  The actual warehouse was designed and built specifically with the loading and unloading of steel beams in mind. Dual drive-through passages at the end of the warehouse that are large enough to accommodate full sized tractor and trailer loads of steel as well as four overhead cranes help with the movement of these heavy beams and other inventory related items.

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

ITEM 4                      NOT APPLICABLE

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

	HIGH	LOW

FISCAL YEAR ENDED DECEMBER 31, 2009

First Quarter	0.50	0.20
Second Quarter	0.56	0.28
Third Quarter	1.16	0.30
Fourth Quarter	1.02	0.30

FISCAL YEAR ENDED DECEMBER 31, 2008

First Quarter	0.80	0.28
Second Quarter	0.74	0.24
Third Quarter	0.80	0.30
Fourth Quarter	0.86	0.30

Holders of Shares of Common Stock

The Company has authorized 100,000,000 shares of common stock with a par value of $.001 per share.  As of December 31, 2009, the Company had 21,953,590 shares of common stock authorized to be issued and outstanding.  As of February 14, 2008, there were approximately 689 stockholders of record of our common stock. This does not reflect those shares held beneficially or those shares held in "street" name.

We did not pay cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our business.

As described in the Form 8-K filed with the SEC on December 23, 2009, the common shares were split 1:2 in a reverse stock split that became effective on January 19, 2010. This reverse stock split reduced the number of shares issued and outstanding by approximately 22 million shares. This reverse stock split had no effect on the shares authorized. As of March 25, 2010, there were 21,953,590 shares of Common Stock outstanding.

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized with a par value of $.001. As of December 31, 2009, the Company has 2,370,000 shares of Series A Convertible Preferred Stock issued and outstanding.  The preferred stock has a face value of $0.25 per share and the basis of conversion is one share of the Company’s common stock for each share of preferred stock.  The preferred stock has liquidation priority rights over all other stockholders.  The preferred shares can be converted at any time at the option of the stockholder, but will convert automatically at the end of three years into the Company’s common stock.

Beginning in the first quarter of 2010 and continuing through the second quarter of 2010, all the preferred shares will be converted into common shares through the automatic conversion feature as stated above. The actual conversion should be approximately 610,000 shares of preferred shares being converted in the first quarter with the remainder being converted in the second quarter.

Warrants

The preferred shares include a Series A and Series B common stock purchase warrant.  The Series A warrant allows the holder to purchase 20% of the number of preferred shares purchased at $0.75 per share; the Series B warrant allows the holder to purchase 20% of the number of preferred shares purchased at $1.00 per share. Both series of warrants are exercisable over a three year period.  The Company can call in the warrants after 12 months if the price of the common stock in the market is 150% of the warrant price for 10 consecutive days. The company had 2,370,000 shares of Series A Convertible Preferred Stock issued and outstanding as of December 31, 2008 and 2009.

All Series A and Series B unexercised warrants associated with the preferred shares shall be eliminated with the conversion of the preferred shares into common shares as described above.

Transfer Agent

The Company’s transfer agent and registrar of the common stock is Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034.

Options

The Company has two employee non-statutory stock option agreements. As detailed in Form 8-K filed on June 28, 2007, option one was granted with Board approval to Terry L. Lee and contains the option to purchase 911,252 shares of common stock at an exercise price of $0.66 over a pro-rata four year basis. All shares issued under this option would be restricted and any portion of the option not exercised by June 26, 2024 will expire.

The second employee non-statutory stock option agreement was granted with Board approval to Randy Frevert and contains the option to purchase 250,000 shares of common stock at an exercise price of $1.00 over a pro-rata five year basis. All shares issued under this option would be restricted and any portion of the option not exercised by December 31, 2013 will expire.

As of January 19, 2010, these two options have been adjusted to reflect the one for two reverse stock split that went into effect on that date.  Both the number of shares made available under the option and exercise price have been adjusted to reflect the reverse split with both options having the number of shares available cut in half and option price doubled.

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

Dividends

We do not anticipate paying dividends on any common shares of stock in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts as the Board of Directors deems relevant. The outstanding preferred shares of stock do carry an annual 10% stock dividend until converted at the option of the stockholder or automatically after three years from the date of purchase. All stock dividends through December 31, 2009 have been paid.

Recent Sales of Unregistered Securities

During the year ended December 31, 2009, the Company authorized total issuances of 573,783 shares of common stock. The issuances related to the following:

Description	Quantity	Stock Price
Stock Dividends	14,189	Average Stock Price - 2008 (1)
Stock Dividends	123,359	Average Stock Price - 2009 (2)
Conversion of Debt & Related Interest	16,205	Conversion Rate $1.00 (3)
Board Compensation	239,079	Quarterly Closing Price (4)
CEO Compensation	166,528	Average Stock Price - 2009 (2)
Board Approved Issuance	14,423	$0.26(5)
	573,783

(1) Average monthly closing price for Jan - Nov 2008 and Dec 15, 2008
(2) Average monthly closing price for Jan - Nov 2009 and Dec 15, 2009
(3) Set in convertible notes
(4)Closing price on the 15th of the third month of each quarter.
(5) Issuance of stock for equipment valued at $7,500 on December 14, 2009

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its securities during the year ended December 31, 2009.

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements for the year ended December 31, 2009 included with this Form 10-K.  The following discussion and analysis provides certain information, which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the year ended December 31, 2009. The statements contained in this section that are not historical facts are forward-looking statements that involve risks and uncertainties.  Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as  “believes,” “expects,” “may,” “will,” should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in our various filings with the SEC, or press releases or oral statements made by or with the approval of our authorized executive officers.

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

•	Lee Oil – Oil Distribution – Primarily focused on the wholesale and retail distribution of petroleum products including those sold to the motoring public through our retail locations.
•	Heartland Steel – Steel Distribution – Primarily focused on the wholesale distribution of steel products to steel fabricators and contractors.

Our Board of Directors and CEO have developed a plan of action that we believe will allow us to concentrate on running the business in a manner that promotes the long term growth and expansion of the business rather than attempting to grow only the top line number. The simple fact that petroleum and steel prices can fluctuate greatly in a very short period of time forces us to overlook fluctuations in dollar sales from period to period in favor of the actual units being sold and reducing the costs associated with the units actually being sold. We believe the evidence of our commitment to this plan of action is represented in the accompanying financial reports.

Recent Developments

On June 3, 2009, the Company purchased a piece of property located at 3259 Highway 25E in Tazewell, TN for the gross selling price of $888,856. The location was a former convenience store known as Get-It-Go Chevron and competed against one of our sites across the road. With this purchase, we were able not only to move our old site into a larger and more modern facility, but also eliminate one of the competitors at the same time. The purchase was funded primarily by a loan in the amount of $626,384 through Commercial Bank of Harrogate, TN. The Company’s CEO is also the CEO of Commercial Bank.

On December 8, 2009, the Company converted a construction loan in the amount of $2,400,000 used to build the new warehouse and office for Heartland Steel into a regular twenty year installment loan. Interest on the construction loan was capitalized and interest from the conversion date forward will be expensed. The new warehouse and adjoining office is located at 1629 Old US 35 SE, Washington Court House, OH. Total cost allocated to the building was $2,014,229 with the cost allocated to the lot being $441,248. The loan was provided through Commercial Bank of Harrogate, TN. The Company’s CEO is also the CEO of Commercial Bank.

Critical Accounting Policies

Our consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues, and expenses being reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note B of our consolidated financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Revenue Recognition

Mound
Mound recognizes revenues from fixed-price and modified fixed-price construction contracts on the percentage-of-completion method,  measured  by  the percentage  of  total cost  incurred  to  date  to estimated total cost for each contract.

Lee Oil and Heartland Steel
Lee Oil and Heartland Steel recognize revenue at the point of sale or upon delivery of the petroleum or steel products being sold.

Environmental Matters

All operations are subject to a broad range of laws and regulations relating to the protection of human health and the environment. We expect to expend in the future, substantial amounts to achieve or maintain ongoing compliance with U.S. federal, state, and local laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act (RCRA), the Clean Air Act, and the Clean Water Act. These environmental expenditures are not projected to have a material adverse effect on our financial position or on our competitive position with respect to other similarly situated competitors being subject to the same environmental requirements.

Tax Loss Carryforward

Because of our tax operating losses in 2004, 2005, 2006, and 2007, we have accumulated a net operating loss carry-forward (“NOL”) for federal income tax purposes that, at December 31, 2009, was approximately $2,700,000. Since United States tax laws limit the time during which an NOL may be applied against future taxable income and tax liabilities, we may not be able to take full advantage of our NOL carry-forward for federal income tax purposes. The carry-forward will expire during the period 2024 through 2027 if not otherwise used. A change in ownership, as defined by federal income tax regulations, could significantly limit the company’s ability to utilize its carry-forward. If we achieve sustained profitability, which may not occur, the use of net operating loss carry-forwards would reduce our tax liability and available cash resources. When all NOLs have been used or have expired, we would again be subject to increased tax expense.

Deferred Tax Assets

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the ability of the Company to realize the benefit of the deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. During the fourth quarter of 2008, we reversed the valuation allowance related to the NOLs and other temporary items totaling approximately $1,806,000 as we determined it was more likely than not that we would be able to use the assets to reduce future tax liabilities. The reversal resulted in recognition of an income tax benefit.

Vendor Incentive Recognition

Lee Oil participates in multiple vendor incentive programs through our three primary branded suppliers of BP Oil Products (“BP”), Marathon Petroleum Company (“Marathon”) and ExxonMobil Corporation (“Exxon”). These incentives usually consist of upgrading certain equipment or re-imaging sites to meet new standards put forth by the suppliers. As this equipment is received or the improvements made to the sites, we may receive funds in advance, be reimbursed for monies already paid, or actually receive upgraded equipment directly from the supplier. These programs usually require repayment if a particular site fails to meet certain expectations and standards or if the site is debranded within a given period of time (usually 5-10 years). The amounts earned or received under these programs are accrued when they are received or deemed probable and can be reasonably measured. We recognize the full liability of these advance payments on the books at the time of the advancement and ratably remove them over the remaining time period covered in the programs. At December 31, 2009, we have a recognized liability of $793,594 with an estimated current liability amount of $161,387.

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

Results of Operations

Significant Changes

The most significant change with respect to operations would be the acquisition of Lee Oil as of October 1, 2008. As a result of this acquisition, the company is filing a consolidated set of financials to include Lee Oil’s results of operations for the fourth quarter of 2008 and all of 2009 as well as the associated assets and liabilities as of December 31, 2008 and 2009. Comparisons of operational data between 2008 and 2009 must be viewed with the knowledge of knowing the Lee Oil operational information for 2008 only included the fourth quarter.

Another significant change would be the commencement of full time operations in the fourth quarter of 2009 for Heartland Steel. This segment of the business was actually operational prior to the fourth quarter, but only had full capacities starting in November.

Revenues. Revenues increased for the year ended December 31, 2009 to $92,151,381 from $39,539,323 for the year ended December 31, 2008 primarily as a result of the Lee Oil acquisition. Revenues, after removing intercompany sales, for Lee Oil and Heartland Steel for the year ended December 31, 2009 were $78,116,113 and $1,294,253 respectively. The revenues reported for 2008 were $20,417,082 for Lee Oil and $0 for Heartland Steel.

Cost of Goods Sold. Cost of Goods Sold increased for the year ended December 31, 2009 to $81,871,293 from $34,432,778 for the year ended December 31, 2008 primarily as a result of the Lee Oil acquisition.  Cost of Goods Sold, after removal of intercompany sales, for Lee Oil and Heartland Steel for the year ended December 31, 2009 were $70,098,248 and $1,071,810 respectively. The Cost of Goods Sold reported for 2008 were $18,206,912 for Lee Oil and $0 for Heartland Steel.

 Income (Loss) From Continuing Operations. Income (Loss) before Income Taxes decreased for the year ended December 31, 2009 to a loss of $31,864 from a profit of $1,278,499 for the year ended December 31, 2008.  This is primarily due to the interest expense related to the Lee Oil acquisition as well as the additional depreciation expense recorded in 2009. For the year ended December 31, 2009, interest expense was recorded at $909,742 and depreciation was recorded in the amount of $1,278,784.

Income Taxes. The most notable change other than the Lee Oil acquisition was the removal of the valuation allowance of $1,806,400 in 2008.

See Note I of the financial statements for more information regarding income taxes.

Corporate Overhead. Corporate expenses remained approximately $1,000,000 for the year ended December 31, 2009. This was in-line with the corporate expenses recorded in 2008.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2009, the Company had working capital of $6,468,884. The Company used cash in operating activities of $863,404 for the year December 31, 2009 relating primarily to the increase in accounts receivable and inventory. The timing of our collection of accounts receivable and payments of our accounts payable is one of the principal influences on our cash flow from operations. We typically sell our products and services on short-term credit terms. We try to minimize our credit risk by performing credit checks, obtaining letters of credit in certain instances, and conducting our own collection efforts. Our accounts receivable, net of allowance for doubtful accounts, was $5,787,871 and $4,885,878 at December 31, 2009 and 2008, respectively.

The Company used $4,034,985 in cash for investing activities for the year ended December 31, 2009.  The use of these funds was primarily attributable to the construction of the new warehouse for Heartland Steel and the purchase of the property in Tazewell, TN.

The Company generated $3,201,607 in cash from financing activities for the period ended December 31, 2009 primarily through new borrowings.

Our principal sources of liquidity would be the cash available and collections from our accounts receivables. As of December 31, 2009 these two items totaled approximately $8.2 million and all current assets compared to our current liabilities puts our current ratio at approximately 2:1. We believe this is sufficient to meet our short-term liquidity requirements. We also believe cash provided from operating activities will be a great source of liquidity going forward, but would seek outside financing for any major expansion, betterment project, or possible future acquisitions as these would be considered long term projects.

As of December 31, 2009, the Company believes that cash on hand, cash generated by operations, and available bank borrowings will be sufficient to pay trade creditors, operating expenses in the normal course of business, and meet all of its bank and subordinate debt obligations for the next 12 months.

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

Trends

Management is not aware of any trends or uncertainties that could have a material effect on the Company’s ability to meet future obligations other than the price of the commodities themselves. Steel and petroleum products have both moved dramatically in price over the year and we see this trend continuing into the future. Since our competitors would be faced with these same fluctuations in price, we do not see it having a material effect on our ability to continue operations and meet future obligations.

Subsequent Events

On January 11, 2010, the Company filed Form 8-K with the SEC relating to the resignation of Dr. K. Barton Farris from the Board of Directors. Dr. Farris resigned as director to pursue other interests. Trent Sommerville, a director of the Company, will take Dr. Farris’s position as head of the audit committee until a replacement is nominated to fill the vacancy.

On January 19, 2010, the Company’s common shares were split two for one in a reverse stock split in the Form 8-K filed with the SEC on December 23, 2009. As of February 14, 2010 the transfer agent had notified us of the reduction of 21,953,022 shares of issued and outstanding shares due to this stock split. No fractional shares were issued. This stock split had no effect on the number of shares authorized.

Off-Balance Sheet Arrangements

At December 31, 2009, the Company did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition.

ITEM 8.                      FINANCIAL STATEMENTS

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED
DECEMBER 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Heartland, Inc.

We have audited the accompanying consolidated balance sheets of Heartland, Inc. and Subsidiaries (the Company) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heartland, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Coulter & Justus, P.C.

Knoxville, TN
March 31, 2010

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2009	2008

CURRENT ASSETS
Cash	$2,404,910	$4,101,692
Accounts receivable, net	5,787,871	4,885,878
Costs and estimated earnings in excess of billings on uncompleted contracts	166,884	138,892
Inventory	4,132,358	2,775,635
Prepaid expenses and other	1,000	-
Deferred income taxes	252,409	678,774
Total current assets	12,745,432	12,580,871

PROPERTY, PLANT AND EQUIPMENT
Land	2,716,217	2,514,002
Buildings and improvements	7,155,712	4,609,621
Plant equipment	873,436	829,579
Equipment	3,197,846	2,139,845
Equipment at customers' location	1,017,380	810,226
Office equipment	225,678	193,798
Total property, plant and equipment	15,186,269	11,097,071
Less: Accumulated depreciation	(1,983,942)	(840,837)
Net property, plant and equipment	13,202,327	10,256,234

OTHER ASSETS
Deferred income taxes	242,864	-
Other assets	68,428	68,112
Total other assets	311,292	68,112

Total assets	$26,259,051	$22,905,217

See accompanying notes to consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2009	2008

LIABILITIES
Accounts payable	$3,506,792	$2,741,435
Accrued expenses	313,367	647,879
Lines of credit	1,175,000	475,000
Current portion of notes payable	799,190	730,594
Current portion of notes payable to related parties	118,869	129,127
Current portion of unearned supplier incentives	161,387	102,989
Billings in excess of costs and estimated earnings on uncompleted contracts	201,943	493,302
Total current liabilities	6,276,548	5,320,326

Notes payable, less current portion	10,759,941	8,204,783
Notes payable to related parties, less current portion	3,208,983	3,330,872
Unearned supplier incentives, less current portion	632,207	699,393
Deferred income taxes	-	178,822
Total liabilities	20,877,679	17,734,196

STOCKHOLDERS’ EQUITY
Preferred stock $0.001 par value 5,000,000 shares
authorized, 2,370,000 shares issued and outstanding	2,370	2,370
Additional paid-in capital – preferred stock	713,567	713,567
Common stock, $0.001 par value 100,000,000 shares
authorized; 21,953,306 and 21,379,523 shares issued and
outstanding at December 31, 2009 and 2008, respectively	21,953	21,380
Additional paid-in capital – common stock	17,439,553	17,033,105
Accumulated deficit	(12,796,071)	(12,599,401)
Net stockholders’ equity	5,381,372	5,171,021

Total Liabilities and Stockholders’ Equity	$26,259,051	$22,905,217

See accompanying notes to consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31,
2009	2008

REVENUE - SALES	$91,094,672	$39,261,733
REVENUE - SALES TO RELATED PARTIES	1,056,709	277,590
Cost of goods sold	(81,871,293)	(34,432,778)
Gross Profit	10,280,088	5,106,545
EXPENSES
Selling, general and administrative expenses	8,660,504	3,533,311
Depreciation and amortization	1,278,784	338,805
Total Expenses	9,939,288	3,872,116
NET OPERATING INCOME	340,800	1,234,429
OTHER INCOME (EXPENSE)
Other income	347,186	224,445
Gain on disposal of property, plant and equipment	189,892	744
Interest expense	(495,146)	(50,806)
Interest expense to related parties	(414,596)	(130,313)
Net Other (Expense) Income	(372,664)	44,070
(LOSS) INCOME BEFORE INCOME TAXES	(31,864)	1,278,499
INCOME TAXES
Federal income tax (expense) benefit, deferred	(18,320)	1,332,469
State income tax expense, current	(93,404)	(137,655)
State income tax benefit (expense), deferred	13,641	(16,952)
NET (LOSS) INCOME	(129,947)	2,456,361
LESS: Preferred Dividends	(59,250)	(104,626)
NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(189,197)	$2,351,735

Net (Loss) Income per Share:
Basic and Diluted	$(0.00)	$0.12
Weighted Average Shares Outstanding:
Basic and Diluted	22,256,016	20,181,559

See accompanying notes to consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(129,947)	$2,456,361
Adjustments to reconcile net (loss) income to cash flows (used in) provided by operating activities

Stock issued for services and settlement	39,990	120,000
Gain on disposal of property, plant and equipment	(189,892)	(744)
Depreciation and amortization	1,278,784	317,879
Share-based compensation	300,308	327,505
Deferred income taxes	4,679	(1,315,517)
Changes in assets and liabilities
Accounts receivable	(901,993)	2,518,593
Costs in excess of billings on uncompleted contracts	(27,992)	173,007
Inventory	(1,356,723)	158,792
Prepaids and other	(1,000)	3,347
Accounts payable	765,357	(1,955,487)
Accrued expenses	(344,512)	(515,183)
Other assets	(316)	-
Billings in excess of costs on uncompleted contracts	(291,359)	297,870

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(854,616)	2,586,423

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Lee Oil, net of cash acquired	-	(1,150,313)
Proceeds from disposition of property, plant, and equipment	260,000	744
Net payments for property, plant and equipment	(4,294,985)	(1,342,480)

NET CASH USED IN INVESTING ACTIVITIES	(4,034,985)	(2,492,049)

See accompanying notes to consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2009	2008

CASH FLOWS FROM FINANCING ACTIVITIES
Amortization of unearned supplier incentives	$(8,788)	$20,485
Proceeds from notes payable	5,437,939	3,887,476
Payments on notes payable	(2,090,668)	(790,805)
Proceeds from related party notes payable	-	900,000
Payments on related party notes payable	(132,149)	(295,605)
Payments on capital lease	(13,515)	(34,891)
Proceeds from issuance of common stock	-	104,088
NET CASH PROVIDED BY FINANING ACTIVITIES	3,192,819	3,790,748

(DECREASE) INCREASE IN CASH	(1,696,782)	3,885,122

CASH, BEGINNING OF PERIOD	4,101,692	216,570

CASH, END OF PERIOD	$2,404,910	$4,101,692

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$495,146	$50,306
Interest paid on related party notes payable	$414,596	$130,313
Taxes paid	$91,153	$137,655

NON CASH INVESTING AND FINANCING ACTIVITIES
Amortization of deferred compensation as share based compensation	$100,308	$86,928
Issuance of common stock in payment of convertible promissory notes and interest	$39,990	$128,754
Issuance of common stock for services and settlement	$199,999	$240,668
Issuance of common stock for dividends	$66,723	$97,154
Purchase of Springboro property by net settlement due to/from landlord
Settlement of amount due from landlord	$-	$426,321
Settlement of amount due to landlord	$-	$284,664
Issuance of common stock relating to acquisition of Lee Oil	$-	$500,000
Issuance of related party debt related to acquisition of Lee Oil	$-	$3,250,000

See accompanying notes to consolidated financial statements.

HEARTLAND & SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2009 and 2008

			Additional			Additional
	Preferred Stock		Paid-In	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2008	2,370,000	$2,370	$713,567	18,283,552	$18,283	$15,808,073	$(14,958,608)	$1,583,685

Common Stock Issued	-	-	-	2,443,074	2,443	800,937	-	803,380

Preferred Stock Dividends	-	-	-	185,547	186	96,968	(97,154)	-

Share Based Compensation	-	-	-	467,350	468	327,127	-	327,595

Net Income	-	-	-	-	-	-	2,456,361	2,456,361

Balance at December 31, 2008	2,370,000	$2,370	$713,567	21,379,523	$21,380	$17,033,105	$(12,599,401)	$5,171,021

Common Stock Issued	-	-	-	30,628	30	39,960	-	39,990

Preferred Stock Dividends	-	-	-	137,548	138	66,585	(66,723)	-

Share Based Compensation	-	-	-	405,607	405	299,903	-	300,308

Net Loss	-	-	-	-	-	-	(129,947)	(129,947)

Balance at December 31, 2009	2,370,000	$2,370	$713,567	21,953,306	$21,953	$17,439,553	$(12,796,071)	$5,381,372

See accompanying notes to consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE A - PRINCIPLES OF CONSOLIDATION AND NATURE OF BUSINESS

The consolidated financial statements include the accounts of Heartland, Inc. (“Heartland”) and its wholly owned subsidiaries, Mound Technologies, Inc. (“Mound”), Lee Oil Company, Inc. (“Lee”), and Heartland Steel, Inc. (“HS”). Heartland and its subsidiaries are collectively referred to as the “Company”.

Mound is a regional fabricator of structural and miscellaneous steel, with most projects focused in the State of Ohio. Lee operates a wholesale oil distributorship and multiple retail convenient store locations for service within the tri-state area of Kentucky, Virginia, and Tennessee. HS is a steel distribution and service center that just began full-time operations from the newly constructed office and warehouse located in Washington Court House, OH.

All significant intercompany accounts and transactions have been eliminated.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash
At December 31, 2009, the Company had approximately $1,350,000 on deposit with banks in excess of federally insured limits and not otherwise collateralized. Credit risk is subject to the financial strength of these financial institutions.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the amount the Company expects to collect on balances outstanding at year-end. Management closely monitors outstanding balances and writes off all balances that are deemed to be uncollectible. Any account that falls outside of the credit terms specified for that account is subject to a finance charge being placed on the account at the end of each month. This process continues until such time as the account is paid or the amount is written off. The Company generally does not require collateral on accounts receivable except in high risk customers.

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

For the periods ending December 31, 2009 and 2008, we have estimated the allowance for bad debts to be $115,724 and $185,428, respectively. Two customers comprised 12% and 9% of  accounts receivable at December 31, 2009. Accounts receivable at December 31, 2008 also included two customers comprising 18% and 12% of the balance.

All sales taxes collected are netted against sales and accrued as a liability.

Inventory
All inventory is carried at the lower of cost or market. Inventory cost for Mound is determined on the First-In, First-Out (FIFO) method. Lee has three classes of inventory: wholesale oil, retail oil, and groceries. Wholesale oil cost is determined using the average cost method, retail oil cost is determined using the FIFO method, and grocery cost is determined using the retail inventory cost method. HS uses the FIFO method.

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

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

HS
Heartland Steel recognizes revenue at the point of sale or upon delivery of the steel products sold.

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

We recognize a liability of these advance payments at the time of the advancement and ratably remove them over the remaining time period covered in the programs. At December 31, 2009, we have a recognized liability of $793,594 with an estimated current amount of $161,387.

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

Earnings Per Share
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

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reverse Stock Split
Effective January 19, 2010, the Company executed a 1:2 reverse stock split on the common shares issued and outstanding. This transaction has been retroactively applied to the 2008 and 2009 amounts throughout the financial statements including all option and warrant agreements outstanding and EPS calculations.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Share-Based Compensation
The Company recognizes the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards.

The Company accounts for stock issued for services using the fair value method. The measurement date of shares issued for service is the date at which the counterparty’s performance is complete.

Fair Values of Financial Instruments
The Company uses financial instruments in the normal course of business.  The carrying values of cash, accounts receivable, inventory, prepaid expenses, bank lines of credit, accounts payable, accrued payroll taxes and other expenses, customer deposits, and unearned supplier incentives approximate their fair value due to the short-term maturities of these assets and liabilities.  The carrying value of notes payable is estimated by management based on discounted cash flow analyses and approximates fair value.

Income Taxes
Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates on the date of enactment.

The Company files Federal and state income tax returns. The Company’s major tax jurisdictions in which it files income tax returns include Federal (United States of America), the State of Ohio, the State of Tennessee, the Commonwealth of Kentucky and the Commonwealth of Virginia. All tax years remain subject to examination by these major tax jurisdictions. The Company’s policy is to classify penalties and interest associated with uncertain tax positions, if any, as a component of its income tax provision.

Shipping and Handling Costs
The Company includes shipping and handling costs associated with inventory purchases in cost of goods sold. Shipping and handling costs associated with inventory sales are included in selling, general and administrative expenses.

Environmental Remediation Costs
Petroleum storage tanks at the Company’s owned and leased facilities are routinely evaluated and inspected for potential leaks as part of the Company’s ongoing monitoring of risks associated with exposure to environmental remediation costs. In addition, by paying annual fees in Tennessee and Kentucky and by complying with Tennessee, Kentucky and Virginia state regulations governing the storage tanks, the Company is able to take advantage of liability limits, provided in the applicable state regulations, for costs of clean-up in the event of a storage tank leak. Management has concluded that the risk of incurring material costs associated with clean-up of a storage tank leak is remote and, as such, no amounts have been accrued in the 2009 or 2008 balance sheets related to environmental remediation liabilities.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification
Certain amounts in the 2008 Financial Statements have been reclassified to conform to the presentation used in the 2009 Financial Statements.

NOTE C – INVENTORIES

Inventory at December 31 consisted of the following:

	2009	2008
Mound	$1,202,409	$1,117,102
Lee:
Wholesale Fuel	530,794	461,887
Retail Fuel	674,232	404,351
Groceries	918,983	792,295
HS	805,940	-
	$4,132,358	$2,775,635

NOTE D – FIXED ASSET ACQUISITIONS

The Company completed construction of a 59,000 square foot warehouse and office facility located on the property at 1629 Old US 35 SE in Washington Court House, OH  43160. Costs allocated to the building amounted to $2,014,229. This amount along with the cost allocated to the property of $441,248 was rolled into one installment loan through Commercial Bank of Harrogate, TN in the amount of $2,400,000 with Company generated funds making up the difference. The note carries a twenty year amortization and is secured by the property. The interest rate is fixed over the first five years at seven percent (7.0%) and adjusts annually thereafter to Prime plus zero percent with five and one half percent being the floor. The current monthly payments for the first sixty months are estimated at $16,635 per month. The Company’s CEO is also the CEO of Commercial Bank.

On June 3, 2009, the Company purchased a piece of property located at 3259 Highway 25E in Tazewell, TN for the gross selling price of $888,856. The location was a former convenience store known as Get-It-Go Chevron. The property consisted of (1) a lot approximately 1.3 acres in size, (2) a building approximately 4,700 square feet in size, and (3) various pieces of equipment primarily related to the convenience store business.  The Company estimated the fair value of the various types of assets based on the gross selling price and allocated $208,856 to land, $564,000 to the building, and $116,000 to equipment for this particular site. The purchase was funded primarily by a loan in the amount of $626,384 through Commercial Bank of Harrogate, TN. The Company’s CEO is also the CEO of Commercial Bank.

On June 3, 2009, the Company also sold a piece of property located at 3227 Highway 25E in Tazewell, TN for a gross selling price of $260,000. The sale resulted in a capital gain being reported in the amount of $189,892 since the majority of the assets related to this piece of property had been fully depreciated.

The convenience store operations from the 3227 Highway 25E location have been moved to the 3259 Highway 25E location. The transfer of operations took place shortly after the purchase of the new property with very little downtime. Rebranding of the site from a Chevron to a Marathon also took place during this transfer.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE E - BANK LINE OF CREDIT

Heartland has a $1,200,000 line of credit with Citizens Bank of which $25,000 of the amount was available at December 31, 2009. The line matures August 11, 2010, bears a current interest rate of 5.00% as of December 31, 2009 and is secured by the assets of Heartland. The line has an adjustable interest rate clause that is tied to changes in an independent index which is the Wall Street Prime as printed in the Wall Street Journal and can go no lower than 5.00% and no higher than 18.00%.

NOTE F - NOTES PAYABLE

Notes payable consist of long term notes entered into with various financial institutions, related parties, or third parties for the purchase of property and equipment with a carrying value of $13,202,327 at December 31, 2009. The assets purchased with these notes serve as collateral for the individual notes as well as substantially all other assets of the Company.

The following tables give the notes and terms along with maturities at December 31:

	Expiration	Interest	Include	Monthly
	Date	Rate	Interest	Payment	2009	2008

Bank Notes

Choice Financial	10/1/11	7.75%	Yes	$30,780	$3,100,486	$3,221,827

Commercial Bank (1)	4/18/11	6.50%	Yes	508	7,735	13,131

Commercial Bank (1)(10)	6/27/28	6.00%	Yes	8,347	1,109,296	1,141,353

Commercial Bank (1)	6/27/29	6.25%	Yes	4,612	616,792	-

Citizens Bank (6)	6/20/13	6.00%	Yes	5,825	219,575	274,334

People's Community (2)	8/1/23	3.25%	Yes	6,100	821,918	867,227

First Tennessee	N/A	5.97%	Yes	14,470	-	947,213

First Community (2)	8/7/14	6.25%	Yes	6,964	793,553	-

Commercial Bank (1)	4/18/13	7.50%	Yes	7,250	861,538	887,474

Commerical Bank (1)	4/23/13	8.00%	Yes	596	20,677	-

Commerical Bank (1)	2/8/14	6.50%	Yes	922	40,390	-

Commerical Bank (1)	1/1/14	6.00%	Yes	690	29,935	-

Commerical Bank (1)(7)	12/8/09	5.50%	Yes	16,635	2,394,133	-

					$10,016,028	$7,352,559

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE F - NOTES PAYABLE (Continued)

	Expiration	Interest	Include	Monthly
	Date	Rate	Interest	Payment	2009	2008

Lee Holding Company (3)	10/1/28	8.00%	Yes	13,709	$1,582,391	$1,617,041

Gary D. Lee (4)	10/1/28	8.00%	Yes	13,709	1,582,391	1,617,041

Sam Mars (6)(8)	5/1/12	7.00%	Yes	1,904	50,651	69,236

Sam Mars (6)(8)	6/25/18	7.00%	Yes	2,710	207,918	225,226

Sam Mars (6)(8)	5/16/20	7.00%	Yes	2,794	246,319	261,766

Mars Properties (6)	12/25/12	6.00%	Yes	6,821	224,212	290,443

Shoemaker Dist	10/1/13	6.00%	Yes	6,083	241,206	297,886

Petro Marketing (9)	9/30/15	4.50%	Yes	4,491	251,304	294,729

Helen Miller (5)	4/15/13	0.00%	No	4,152	163,069	225,918

State of Ohio	4/15/10	0.00%	No	9,569	28,706	143,531

Sector Technologies	7/1/14	6.00%	Yes	3,694	225,214	-

US Financial Services	7/1/11	24.50%	Yes	1,196	18,185	-

Intech Funding Corp.	4/24/13	4.00%	Yes	1,098	40,361	-

Wells Fargo Financial	9/1/12	22.50%	Yes	387	9,028	-

					$4,870,955	$5,042,817

(1) Related Party - Terry Lee - CEO of Commercial Bank and CEO of the Company
(2) Interest Rate is variable and is based on the prime lending rate.
(3) Related Party – Terry Lee, Managing Partner of Lee Holding Company and CEO of the Company
(4) Related Party – Gary Lee, Vice-President of Lee Oil and relative of Terry Lee, CEO of the Company
(5) Related Party – Relative of Tom Miller, President of Mound
(6)    Notes are due upon demand. Per terms of each agreement, the date listed as expiration date corresponds to the stipulated amortization period with the notes. All lenders , except Citizens Bank, have waived their right to call the notes until January 1, 2011 and as such, these notes have been classified as long-term debt. Management has also classified the Citizens Bank note as long-term debt.

(7) Interest is fixed until October 2014, then adjusts annually thereafter to the prime lending rate. The rate can not drop below 5.5%.
(8) Interest rate is variable, computed as 2% below the prime lending rate. The rate can not drop below 7%.
(9) Interest rate is variable, computed as 0.5% below the prime lending rate, adjusted annually.
(10) Interest rate is fixed until June 2013 at which time the rate will become variable, computed at 6% above federal discount rate. The rate is adjusted annually after October 2014, can not exceed 15.5% and can not change by more than 2% annually.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE F - NOTES PAYABLE (Continued)

During 2009, the Company refinanced the First Tennessee note with a note issued through First Community Bank in the original amount of $807,500.  The outstanding balance on the First Tennessee note at December 31, 2008 was $947,213.

At December 31, 2009, minimum future principal payments over the next five years and in the aggregate are as follows:

		Due In
		2010	2011	2012	2013	2014	Thereafter

Total Debt	14,886,983	918,059	3,727,662	774,654	1,377,315	470,841	7,618,452
Less: Current	(918,059)
Long-Term Debt	13,968,924

NOTE G – OTHER RELATED PARTY TRANSACTIONS

Issuance of Stock to Related Parties

2009
Issued 166,528 common shares to Chief Executive Officer for salary valued at $80,000.

Issued 239,079 common shares to Board Members for services rendered valued at $120,000.

Issued 6,246 common shares to Dr. Kenneth Farris, a board member, for the preferred stock dividend earned for the year of 2009 valued at $3,000.

2008
Issued 251,892 common shares to Chief Executive Officer for salary valued at $120,667.

Issued 215,358 common shares to Board Members for services rendered valued at $120,000.

Issued 625,000 common shares to Lee Holding Company for Lee Oil acquisition valued at $250,000. Terry Lee is the managing partner of Lee Holding Company and CEO of the Company.

Issued 625,000 common shares to Gary Lee for the Lee Oil acquisition valued at $250,000. Gary Lee is the vice-president of Lee Oil and relative of Terry Lee.

Issued 10,008 common shares to Dr. Kenneth Farris, a board member, for the preferred stock dividend earned for the years of 2007 and 2008 valued at $5,242.

Other Transactions with Related Parties

During the year ended December 31, 2009, Lee Oil sold 587,250 gallons of diesel fuel to a mining company of which Terry Lee, the Company CEO, is a 33% owner. The total amount invoiced for these gallons sold was approximately $1.1 million.

During the year ended December 31, 2009, Lee Oil leased a piece of property from L&M Ventures of which Terry Lee, the Company CEO, is a 50% owner. The lease payments totaled $64,800 for the year.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE G – OTHER RELATED PARTY TRANSACTIONS (Continued)

Lee Holding Company of which Terry Lee, the Company CEO, is the managing partner, purchased a piece of property in June 2009 from D&B Properties, Inc. Lee Oil had been leasing the property from D&B Properties and continues to lease the property. The lease payments for the months of June through December totaled $37,400.

During the year ended December 31, 2009, Heartland Steel completed construction of the warehouse and office facility located in Washington Court House, OH. The construction loan in the amount of $2,400,000 was converted into a regular installment note through Commercial Bank of Harrogate, TN. Terry Lee, the Company’s CEO, is also the CEO of Commercial Bank.

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

NOTE H - STOCKHOLDERS’ EQUITY

Preferred Stock

In January 2007, the Board of Directors approved the authorization of 5,000,000 shares of Series A Convertible Preferred Stock - par value $0.001.  As of December 31, 2009 and 2008, the Company has 2,370,000 shares of Series A Convertible Preferred Stock issued and outstanding.  The preferred stock has a face value of $0.25 per share and the basis of conversion is one share of the Company’s common stock for each share of preferred stock.  The preferred stock has liquidation priority rights over all other stockholders.  The preferred shares can be converted at any time at the option of the stockholder, but will convert automatically at the end of three years into the Company’s common stock.

The preferred shares carry a 10% annual stock dividend for the three years they are outstanding prior to conversion.  The stock dividends for 2008 and 2009 have been paid with the issuance of common shares of stock.

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

At December 31, 2008 and 2009, there were 474,000 Series A warrants and 474,000 Series B warrants outstanding.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE H - STOCKHOLDERS’ EQUITY (Continued)

Preferred Stock (Continued)

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

Beginning in the first quarter of 2010 and continuing through the second quarter of 2010, all the preferred shares will be converted into common shares through an automatic conversion feature. The actual conversion should be approximately 610,000 shares of preferred shares being converted in the first quarter with the remainder being converted in the second quarter.

 All Series A and Series B unexercised warrants associated with the preferred shares shall be eliminated with the conversion of the preferred shares into common shares as described above.

Common Stock

During the year ended December 31, 2009, the Company authorized total issuances of 1,323,783 shares of common stock of which 750,000 were cancelled during the fourth quarter. The issuances related to the following:

Description	Quantity	Stock Price
Stock Dividends	14,189	Average Stock Price (1)
Stock Dividends	123,359	Average Stock Price (2)
Conversion of Debt & Related Interest	16,205	Conversion Rate $1.00 (3)
Board Compensation	239,079	Quarterly Closing Price (4)
CEO Compensation	166,528	Average Stock Price - 2009 (2)
Board Approved Issuance	14,423	$0.26(5)
	573,783

(1) Average monthly closing price for Jan - Nov 2008 and Dec 15, 2008
(2) Average monthly closing price for Jan - Nov 2009 and Dec 15, 2009
(3) Set in convertible notes
(4)Closing price on the 15th of the third month of each quarter.
(5) Issuance of stock for equipment valued at $7,500 on December 14, 2009

During the year ended December 31, 2008, the Company authorized total issuances of 3,095,970 shares of common stock. The issuances related to the following:

Description	Quantity	Stock Price
Stock Dividend	86,157	Average Stock Price (1)
Stock Dividend	99,390	Average Stock Price (2)
Private Placement	220,000	Set @ $.50
Conversion of Debt & Related Interest	41,680	Conversion Rate $1.00 (3)
Board Compensation	215,357	Quarterly Closing Price (4)
CEO Compensation	251,892	Average Stock Price - 2008 (2)
Board Approved Issuances	2,181,494	Various (5)
	3,095,970

(1) Average monthly closing price for Jan - Nov 2007 and Dec 15, 2007
(2) Average monthly closing price for Jan - Nov 2008 and Dec 15, 2008
(3) Set in convertible notes
(4)Closing price at the end of each quarter.
(5) Varied - majority (2.5M shares) issued for Lee Oil purchase @ $.20

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE H - STOCKHOLDERS’ EQUITY (Continued)

Common Stock (Continued)

Per an Executive Employee Agreement entered into June 28, 2007 (amended October 1, 2008) with Terry Lee, the Company’s CEO, the Company issued 500,000 common shares valued at $180,000. The Company also granted five year employee non-statutory stock options to purchase 911,252 shares of common stock at an exercise price of $.66 per share.  The options were valued at $240,883 using the Black-Scholes option–pricing model.  The total amount of $420,883 is being amortized over four years with $86,928 having been included in common stock and additional paid in capital during 2009 and 2008. All shares issued under this option would be restricted and any portion of the option not exercised by June 26, 2024 will expire.

Per an Executive Employee Agreement entered into January 1, 2009 with Randy Frevert, the Chief Operating Officer of HS, the Company granted five year employee non-statutory stock options to purchase 250,000 shares of common stock at an exercise price of $1.00 per share.  The option was valued at $66,900 using the Black-Scholes option–pricing model.  The total amount is being amortized over five years with $13,380 having been included in common stock and additional paid in capital during 2009. All shares issued under this option would be restricted and any portion of the option not exercised by December 31, 2013 will expire.

The two stock options used the following variables in calculation of the assigned value:

Grant Date	June 28, 2007	January 1, 2009
Expected Life	5 years	5 years
Expected Volatility	111.84%	45.33%
Risk Free Interest Rate	2.5%	1.75%
Expected Dividends	--	--

The following table summarizes the Company’s employee stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Fair Value at Grant Date

Outstanding at January 1, 2008	911,252	$0.66	4.49	$0.26
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expirations	-	-	-	-
Oustanding at December 31, 2008	911,252	$0.66	3.49	$0.26
Granted	250,000	$1.00	5.00	0.27
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expirations	-	-	-	-
Oustanding at December 31, 2009	1,161,252	$0.73	2.88	$0.26

Vested and Exercisable at December 31, 2009	460,066	$0.70	2.88	$0.26

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE I - INCOME TAXES

The Company files a consolidated Federal income tax return. Prior to 2008, the Company had erroneously not filed federal tax returns. The Company filed tax returns from 2003 through 2008 on the GAAP basis of accounting and did not comply with the Internal Revenue Code requirements. As such, there may be unidentified timing differences and penalties resulting from those erroneous filings. Because of these uncertainties, it is at least reasonably possible that the tax benefit recorded for 2009 will change in the near term. The Internal Revenue Service has not notified the Company of any scheduled examinations of the Company’s returns. Due to the federal carry-forward losses available to the Company, the Company does not anticipate any significant tax liabilities or interest due.

The federal carry-forward losses available to the Company as of December 31, 2009 aggregate approximately $2,800,000 to offset future taxable income of which $676,000 expires in 2025, $637,000 expires in 2026, and $1,487,000 expires in 2027.

During 2008, the Company reversed the valuation allowance related to the net operating loss carry-forwards and other temporary items as we determined it was more likely than not that we would be able to use the assets to reduce future tax liabilities. The reversal resulted in recognition of an income tax benefit of $1,806,400 and a corresponding increase in the net deferred tax asset on the Consolidated Balance Sheet.

Temporary differences which give rise to deferred taxes are summarized as follows at December 31:

Deferred Tax Assets:
	2009	2008
Allowance for bad debts	$46,290	$74,171
Unearned supplier incentives	317,438	320,953
Vacation accrual	6,119	4,602
Net operating loss carryforwards	1,135,416	1,231,035
Total Deferred Tax Assets	1,505,263	1,630,761

Deferred Tax Liabilities:

Depreciation	79,650	92,925
Purchase price allocation	930,340	1,037,884
Total Deferred Tax Liabilities	1,009,990	1,130,809

Net deferred tax assets	495,273	499,952

Less: Portion classified as current asset	(252,409)	(678,774)
Portion classified as long-term asset (liability)	$242,864	$(178,822)

The reconciliation of income tax expense computed at the U.S. Federal Statutory tax rates to the income tax expense (benefit) recorded for the years ended December 31 is as follows:

Income Taxes
	2009	2008
Federal income taxes at 34%	$(10,834)	$434,690
Effect of permanent differences	19,522	11,609
State income taxes	91,222	137,655
Other	(1,827)	44,584
Change in valuation allowance	-	(1,806,400)
Net income tax expense (benefit)	$98,083	$(1,177,862)

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE J – OPERATING LEASES

The Company maintains a number of leases on various pieces of real property. These leases are primarily the operating leases at the various retail locations of Lee Oil and require us to pay the related taxes, insurance and maintenance costs associated with those properties

At December 31, 2009, the minimum future lease payments over the next five years and in the aggregate are as follows:

Year	Amount
2010	$264,492
2011	237,760
2012	220,980
2013	117,650
2014	60,000
Thereafter	195,000

Rental expense totaled $421,502 for 2009 and $346,525 for 2008.

NOTE K – CONTINGENCIES

The Company is subject to various claims in the ordinary course of business but believes their ultimate resolution will have no material adverse effect on its financial condition, results of operations or cash flows.

NOTE L – BUSINESS SEGMENTS

The Company analyzes its assets, liabilities, cash flows, and results of operations by subsidiary. The Company relies on management at the first-level subsidiary (Mound, Lee Oil, HS) to analyze the subsidiary and report to Heartland. As a result, the Company makes its financial decisions based on the overall performance of the first level subsidiaries. The following table reflects the Company’s segments at December 31, 2009:

	Holding	Oil	Steel	Steel
	Company	Distributor	Fabricator	Distributor
	(Heartland)	(Lee Oil)	(Mound)	(HS)	Consolidated

Revenues	$-	$78,116,133	$12,740,995	$1,294,253	$92,151,381
Gross Margins	-	8,017,885	2,039,760	222,443	10,280,088
Operating Expenses	1,050,124	7,512,020	817,196	559,949	9,939,288
Other Income	(536,227)	195,445	2,540	(34,422)	(372,664)
Depreciation Expense	271,260	770,935	143,811	92,778	1,278,784
Interest Expense	536,244	280,674	58,345	34,479	909,742
Net (Loss) Income From Operations
Before Income Taxes	(1,586,351)	701,310	1,225,104	(371,928)	(31,864)

Current Assets	$242,211	$5,984,159	$5,208,141	$1,310,922	$12,745,432
Total Assets	2,591,731	11,932,419	7,169,555	4,565,346	26,259,051
Current Liabilities	1,426,217	2,199,324	1,793,331	857,676	6,276,548
Total Liabilities	7,492,575	7,196,412	2,746,306	3,442,386	20,877,679
Capital Expenditures	20,994	1,269,201	100,218	2,904,572	4,294,985

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE L – BUSINESS SEGMENTS (Continued)

The following table reflects the Company’s segments at December 31, 2008:

	Holding	Oil	Steel	Steel
	Company	Distributor	Fabricator	Distributor
	(Heartland)	(Lee Oil)	(Mound)	(HS)	Consolidated

Revenues	$-	$20,417,082	$19,122,241	$-	$39,539,323
Gross Margins	-	2,281,495	2,825,050	-	5,106,545
Operating Expenses	938,913	1,994,078	939,125	-	3,872,116
Other Income	(36,035)	17,014	63,091	-	44,070
Depreciation Expense	67,215	155,098	116,492	-	338,805
Interest Expense	49,401	62,205	69,513	-	181,119
Net (Loss) Income From Operations					0
Before Income Taxes	(974,948)	304,431	1,949,016	-	1,278,499

Current Assets	$689,747	$6,741,938	$5,115,434	$33,752	$12,580,871
Total Assets	2,963,505	12,350,145	7,116,567	475,000	22,905,217
Current Liabilities	283,456	2,156,883	2,879,987	-	5,320,326
Total Liabilities	6,635,073	7,157,081	3,942,042	-	17,734,196
Capital Expenditures	-	338,550	562,682	441,248	1,342,480

NOTE M – ACQUISITON OF LEE OIL

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

In consideration for all of the outstanding securities of Lee Oil, the Company paid the Sellers $3,250,000 in cash, issued the Sellers promissory notes for an aggregate of $3,250,000 (the “Lee Companies Notes”) and 1,250,000 shares of common stock of the Company. The Lee Companies Notes carry interest of 8% per year and the Company is required to pay the Sellers an aggregate of $27,418 per month until the Lee Companies Notes are paid in full.

In connection with the acquisition of Lee Oil, the Company entered an Employment, Noncompetition and Nondisclosure Agreement with Terry Lee.  In consideration for Mr. Lee serving as CEO, Mr. Lee shall receive an annual salary of $140,000 and 75,000 shares of common stock.

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

The following is an unaudited condensed statement of operations for the year ended December 31, 2008 showing the combined results of operations of the Company (including all other consolidated subsidiaries) and Lee Oil as though the Company had acquired Lee Oil on January 1, 2008:

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE M – ACQUISITON OF LEE OIL (Continued)

Pro Forma –
Unaudited
Revenue	$133,365,220
Gross Margins	11,390,576
Operating Income	2,249,251
Net Income (Loss)	3, 137,934
Earnings per Share	$0.16

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition as recorded by the Company at October 1, 2008:

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

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A.           CONTROLS AND PROCEDURES

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

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

During 2009, certain elements of the internal control system that may prevent the possibility of a misstatement being prevented or detected on a timely basis were found to be missing. These elements related principally to the segregation of duties and oversight in the financial reporting. Management will continue to monitor the identified material weakness and take the necessary steps to mitigate the possible impact on the Company’s financial statements.

The presence of these material weaknesses does not mean that a material misstatement has occurred in our financial statements, but only that our present controls might not be adequate to detect or prevent a material misstatement in a timely manner. Management believes that the material weaknesses set forth above did not have an effect on our financial results.

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2009 that have materially affected or reasonably linked to materially affect our internal control over financial reporting.

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

Name	Age	With Company Since	Director/Position
Terry L. Lee	52	06/2007	CEO, Chairman of the Board

Thomas C. Miller	54	12/2003	Secretary and Director

Mitchell L. Cox, CPA	48	09/2007	Chief Financial Officer

Trent Sommerville	42	12/2003	Director

Randy Frevert	53	3/2008	Director

Dr. Kenneth B. Farris(1)	60	4/2004	Director

(1) Dr. Farris resigned his position on the Board on January 11, 2010.

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

The total number of meetings of the Board of Directors during the fiscal year ended December 31, 2009 was four. The Board of Directors did not decide any matters by written consent. Each of the incumbent directors attended a majority of (i) the meetings of the Board during the year and (ii) the total number of meetings of all committees of the Board on which the incumbent directors served.

The Compensation Committee did not meet during the year ended December 31, 2009. All matters addressed by the Compensation Committee were decided on by the Board of Directors. The function of the Committee is to approve stock plans and option grants and review and make recommendations to the Board of Directors regarding executive compensation and benefits.

As of December 31, 2009, the Audit Committee consisted of the following members: Dr. Kenneth B. Farris, Trent Sommerville, and Randy Frevert. Responsibilities of the Committee include (1) reviewing financial statements and consulting with the independent auditors concerning the Company's financial statements, accounting and financial policies, and internal controls, (2) reviewing the scope of the independent auditors' activities and the fees of the independent auditors, and (3) reviewing the independence of the auditors. The majority of the members of the Audit Committee meet the independence standards established by the National Association of Securities Dealers.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10 percent of our Common Stock, to file with the SEC the initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Specific due dates for such reports have been established by the Commission and we are required to disclose any failure to file reports. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that to date all required forms have been filed, and that there was no failure to comply with Section 16(a) filing requirements applicable to our officers, directors and ten percent stockholders.  However, it should be noted, each of the officers and directors filed their Form 4 Changes in Beneficial Ownership disclosing their stock award compensation late.

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

The following table provides summary information for the years 2009 and 2008 concerning cash and non-cash compensation paid or accrued by us to or on behalf of the president and the only other employee(s) to receive compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Terry L Lee	2009	60,000	-	100,000	86,928	-	-	-	246,928
CEO and Chairman	2008	34,000	-	120,667	86,928	-	-	-	241,595

Tom Miller	2009	189,060	-	20,000	-	-	-	-	209,060
COO - Mound and Secretary	2008	115,969	-	20,000	-	-	-	-	135,969

Randy Frevert	2009	160,000	-	20,000	13,380	-	-	-	193,380
COO - HS and Director	2008	-	-	20,000	-	-	-	-	20,000

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Not Vested (#)	Market Value of Shares or Units of Stock Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Units Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Units Not Vested ($)
Terry Lee	911,252	911,252		$ 0.66	6/26/2024	NA	NA	NA	NA
Randy Frevert	50,000	200,000		$ 1.00	12/31/2013	NA	NA	NA	NA

No other annual compensation, including a bonus or other form of compensation; and no long-term compensation, including restricted stock awards, securities underlying options, LTIP payouts, or other form of compensation, were paid to these individuals during this period.

COMPENSATION AGREEMENTS

The Company has entered into an employment contract with Terry L. Lee as the CEO and is detailed in the 8-K filed on June 28, 2007. The five year employment contract calls for a base salary of $120,000 a year which is actually a one year contract with the option to automatically renew for four additional one year periods. In addition to the base salary, Mr. Lee was granted 500,000 shares of common stock and an option to purchase additional shares over the term of the five year contract. Currently, no portion of this option has been exercised. With Board approval, Mr. Lee’s contract was renewed to reflect an adjusted base salary of $140,000 a year. During 2008, Mr. Lee received 251,892 shares of common stock during the year in payment of accrued wages established in the employment contract.  The value assigned to these shares was $120,667. During 2009, Mr. Lee received 166,528 shares valued at $80,000 for payment of accrued wages from the employment contract.

The Company has entered into an employment contract with Randy Frevert as the Chief Operating Officer and President of Heartland Steel. The five year employment contract calls for a base salary of $160,000 a year and became effective January 1, 2009. In addition to the base salary, Mr. Frevert was granted an option to purchase 250,000 shares of common stock pro-rata over the life of the contract. The exercise price of the stock is set at $1.00 a share and any option not exercised by December 31, 2013 will expire.

BOARD COMPENSATION

Members of our Board of Directors do not normally receive cash compensation for their services as Directors, although some Directors are reimbursed for reasonable expenses incurred in attending Board or committee meetings. All corporate actions are conducted by unanimous written consent of the Board of Directors. There were 199,232 shares of common stock issued in 2009 for members of the Board as compensation. These shares were issued based on the closing price of the shares on the fifteenth of the third month of each quarter. Total value given to the shares issued as Board compensation in 2009 was $100,000.  Below is a table summarizing the compensation for each of the directors during the last fiscal year:

Name	Cash Pd	Stock	Option	Non-Equity	Nonqualified	All Other	Total
	($)	Awards	Awards	Incentive	Deferred	($)	($)
		($)	($)	Plan ($)	($)

Terry Lee	-	20,000	-	-	-	-	20,000
Tom Miller	-	20,000	-	-	-	-	20,000
Trent Sommerville	-	20,000	-	-	-	-	20,000
Randy Frevert	-	20,000	-	-	-	-	20,000
Kenneth Farris	-	20,000	-	-	-	-	20,000

STOCK OPTION PLANS

The Company has two employee non-statutory stock option agreements. Option 1, as detailed in Form 8-K filed on June 28, 2007, was granted with Board approval to Terry L. Lee and contains the option to purchase 911,252 shares of common stock at an exercise price of $0.66 over a pro-rata four year basis. All shares issued under this option would be restricted and any portion of the option not exercised by June 26, 2024 will expire.

Option 2 was granted with Board approval to Randy Frevert and contains the option to purchase 250,000 shares of common stock at an exercise price of $1.00 over a pro-rate five year basis. All shares issued under this option would be restricted and any portion of the option not exercised by December 31, 2013 will expire.

Option Information	Option 1	Option 2
Date of Option	June 27,2007	January 1,2009
Optionee:	Terry Lee	Randy Frevert
Number of Shares	911,252	250,000
Exercise Price	$0.66	$1.00

The Options shall be exercised by delivery to the Company of (a) written notice of exercise stating the number of Shares being purchased (in whole shares only) and such other information set forth on the form of Notice of Exercise.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 26, 2010, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

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

SECURITY OWNERSHIP OF BENEFICIAL OWNERS:
None

SECURITY OWNERSHIP OF MANAGEMENT:

Title of Class	Name	Shares	Percent

Common Stock	Trent Sommerville	2,413,292	10.99%

Common Stock	Terry L. Lee	2,180,351	9.71%

Common Stock	Kenneth B. Farris	457,814	2.08%

Common Stock	Thomas Miller	925,742	4.22%

Common Stock	Randy Frevert	138,242	0.63%

Common Stock	Mitchell L. Cox	75,742	0.35%

All Directors and Executive Officers as a group (6 persons)		6,191,183	27.98%

(1)
These tables are based upon 21,953,590 shares outstanding as of March 26, 2010 and information derived from our stock records. Unless otherwise indicated in the footnotes to these tables and subject to community property laws where applicable, we believe unless otherwise noted that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days as of February 18, 2010. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on February 18, 2010 any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

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

During the year ended December 31, 2009, Lee Oil sold 587,250 gallons of diesel fuel to a mining company of which Terry Lee, the Company CEO, is a 33% owner. The total amount invoiced for these gallons sold was approximately $1.1 million.

During the year ended December 31, 2009, Lee Oil leased a piece of property from L&M Ventures of which Terry Lee, the Company CEO, is a 50% owner. The lease payments totaled $64,800 for the year.

Lee Holding Company of which Terry Lee, the Company CEO, is the managing partner, purchased a piece of property in June from D&B Properties, Inc. Lee Oil had been leasing the property from D&B Properties and continues to lease the property. The lease payments for the months of June through December totaled $37,400.

During the year ended December 31, 2009, Heartland Steel completed construction of the warehouse and office facility located in Washington Court House, OH. The construction loan in the amount of $2,400,000 was converted into a regular installment note through Commercial Bank of Harrogate, TN. Terry Lee, the Company’s CEO, is also the CEO of Commercial Bank.

On June 3, 2009, the Lee Oil purchased a piece of property located at 3259 Highway 25E in Tazewell, TN for the gross selling price of $888,856. The purchase was funded primarily by a loan in the amount of $626,384 through Commercial Bank of Harrogate, TN. Terry Lee, the Company’s CEO, is also the CEO of Commercial Bank.

 ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2009 and December 31, 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

(i) Audit Fees

FIRM	FISCAL YEAR 2009	FISCAL YEAR 2008
Meyler & Company, LLC	$0	$118,000
Coulter & Justus, PC	$225,000	$35,000

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

AUDIT-RELATED FEES.
Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” There were no Audit-Related services provided in fiscal 2009 or 2008.

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

HEARTLAND INC. (Registrant)

Date: March 31, 2010	By:	/s/ Terry Lee
Terry Lee
Chief Executive Officer
And Chairman of the Board of Directors
(Principal Executive Officer)

Date: March 31, 2010	By:	/s/ Mitchell Cox
Mitchell Cox
Chief Financial Officer
(Principal Financial Accounting and
Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Terry Lee	Terry Lee	Chief Executive Officer, Chairman & Director	March 31, 2010

/s/ Mitchell Cox	Mitchell Cox	Chief Financial Officer	March 31, 2010

/s/ Thomas C. Miller	Thomas C. Miller	Secretary & Director	March 31, 2010

/s/ Trent Sommerville	Trent Sommerville	Director	March 31, 2010

/s/ Randy Frevert	Randy Frevert	Director	March 31, 2010