Form 10-Q
period 2010-03-31
HEARTLAND, INC.
filed 2010-05-14
CIK 1084415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of May 1, 2010, there were 22,362,755 shares of common stock, $.0001 par value per share, outstanding.

HEARTLAND, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2010	2009
	(Unaudited)

CURRENT ASSETS
Cash	$1,109,732	$2,404,910
Accounts receivable, net	6,405,839	5,787,871
Inventory	4,203,897	4,132,358
Prepaid expenses and other current assets	613,908	420,293
Total current assets	12,333,376	12,745,432

PROPERTY, PLANT AND EQUIPMENT, net	12,997,411	13,202,327

OTHER ASSETS	671,429	311,292

Total assets	$26,002,216	$26,259,051

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31,	December 31,
	2010	2009
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$3,344,539	$3,506,792
Line of credit and current portion of notes payable	1,950,166	1,974,190
Current portion of notes payable to related parties	118,869	118,869
Other current liabilities	709,935	676,697
Total current liabilities	6,123,509	6,276,548

Notes payable, less current portion	10,900,066	10,759,941
Notes payable to related parties, less current portion	3,181,438	3,208,983
Other long-term liabilities	612,316	632,207
Total liabilities	20,817,329	20,877,679

STOCKHOLDERS’ EQUITY
Preferred stock $0.001 par value 5,000,000 shares
authorized, 1,760,000 and 2,370,000 shares issued and outstanding
at March 31, 2010 and December 31, 2009, respectively	1,760	2,370
Additional paid-in capital – preferred stock	529,906	713,567
Common stock, $0.001 par value 100,000,000 shares
authorized; 22,362,755 and 21,953,306 shares issued and
outstanding at March 31, 2010 and December 31, 2009, respectively	22,363	21,953
Additional paid-in capital – common stock	17,673,490	17,439,553
Accumulated deficit	(13,042,632)	(12,796,071)
Net stockholders’ equity	5,184,887	5,381,372

Total Liabilities and Stockholders’ Equity	$26,002,216	$26,259,051

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010	2009

SALES	$21,909,470	$19,737,679
Cost of goods sold	(19,492,115)	(17,070,440)
Gross profit	2,417,355	2,667,239
OPERATING EXPENSES	2,657,187	2,426,286
NET OPERATING (LOSS) INCOME	(239,832)	240,953
Other expenses	(155,685)	(142,902)
(LOSS) INCOME BEFORE INCOME TAXES	(395,517)	98,051
Federal and state income taxes
Income taxes, current period	(4,613)	(13,897)
Income tax benefit, deferred	153,569	26,886
NET (LOSS) INCOME	(246,561)	111,040
LESS: Preferred Dividends	(13,742)	(14,813)
NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(260,303)	$96,227

Net (loss) income per share:
Basic:	$(0.01)	$0.00
Diluted:	(1)	$0.00
Weighted average shares outstanding
Basic:	22,034,312	21,502,745
Diluted:	(1)	22,687,745

(1) Due to the net loss available to common shareholders, adding diluting securities to the denominator would not properly reflect earnings per share.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,236,268	$18,949

CASH FLOWS FROM INVESTING ACTIVITIES
Net payments for property, plant and equipment	(147,466)	(202,947)
NET CASH (USED IN) INVESTING ACTIVITIES	(147,466)	(202,947)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from notes payable	126,101	249,907
Net payments on notes to related parties	(37,545)	(30,151)
NET CASH PROVIDED BY FINANING ACTIVITIES	88,556	219,756

INCREASE (DECREASE) IN CASH	1,177,358	35,758

CASH, BEGINNING OF PERIOD	2,404,910	4,101,692

CASH, END OF PERIOD	$3,582,268	$4,137,450

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$248,489	$219,212
Income taxes paid	$4,613	$12,000

NON CASH INVESTING AND FINANCING ACTIVITIES
Amortization of deferred compensation as share based compensation	$25,076	$23,088
Issuance of common stock for services and settlement	$25,000	$142,500
Issuance of common stock in payment of convertible promissory notes & accrued interest	$-	$32,490
Issuance of common stock for dividends	$-	$7,473

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE A	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Regulation S-K promulgated by the Securities and Exchange Commission (“SEC”) and do not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, these interim financial statements include all adjustments, which include only normal recurring adjustments, necessary in order to make the financial statements not misleading.  The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the year ended December 31, 2009 as filed with the Securities and Exchange Commission on Form 10-K.

The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statement of that date, but does not include all of the information and notes required by accounting principles generally accepted in United States of America for complete financial statements.

NOTE B	COMMON STOCK

On January 19, 2010, the Company’s common shares were split two for one in a reverse stock split as disclosed in the Form 8-K filed with the SEC on December 23, 2009.  No fractional shares were issued. This stock split had no effect on the number of shares authorized. This transaction has been retroactively applied to the 2009 amounts throughout the financial statements including earnings per share calculations.

During the quarter ended March 31, 2010, the Company authorized the issuance of 104,165 shares of common stock. The issuance was for Board compensation and was valued at $0.24 per share.

NOTE C	PREFERRED STOCK

The Company began notifying holders of the preferred shares that preferred shares not previously converted into common shares at the option of the shareholder will be converted into common shares through the automatic conversion feature, which occurs three years after the original issuance date. As a result of the reverse stock split of the common shares that took place in January, the conversion rate for the preferred shares is one common stock share for every two preferred stock shares.

For the quarter ending March 31, 2010, a total of 610,000 shares of preferred shares were converted into 305,000 common shares through this automatic conversion process. The remaining 1,760,000 shares of preferred shares will be converted into 880,000 common shares through the automatic conversion process during the quarter ending June 30, 2010.

Estimated dividends, after converting the shares, are $13,742 in the quarter ending March 31, 2010 and $6,815 in the quarter ending June 30, 2010 with all preferred shares having been converted and no further dividends being paid.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

The following tables reflect the Company’s segments at March 31, 2010 and 2009:

Company segments at March 31, 2010:

	Holding	Oil	Steel	Steel
	Company	Distributor	Fabricator	Distributor
	(Heartland)	(Lee Oil)	(Mound)	(HS)	Consolidated

Revenues	$-	$18,947,764	$2,535,612	$426,094	$21,909,470
Gross Profit	-	1,857,575	480,917	78,863	2,417,355
Operating Expenses	258,586	1,871,354	240,239	287,008	2,657,187
Other (Expense) Income	(132,618)	11,369	(4,978)	(29,458)	(155,685)
Income (Loss)
Before Income Taxes	(391,204)	(2,410)	235,700	(237,603)	(395,517)

Current Assets	$48,943	$5,782,958	$5,507,315	$994,160	$12,333,376
Total Assets	2,685,655	11,551,160	7,514,620	4,250,781	26,002,216
Current Liabilities	1,502,387	2,166,592	1,589,355	865,176	6,123,509
Total Liabilities	7,527,319	7,350,681	2,524,354	3,414,975	20,817,329
Capital Expenditures	-	19,436	104,051	23,979	147,466

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE E	BUSINESS SEGMENTS (continued)

Company segments at March 31, 2009:

	Holding	Oil	Steel	Steel
	Company	Distributor	Fabricator	Distributor
	(Heartland)	(Lee Oil)	(Mound)	(HS)	Consolidated

Revenues	$-	$16,218,967	$3,108,148	$410,564	$19,737,679
Gross Margins	-	2,004,044	649,049	14,146	2,667,239
Operating Expenses	365,323	1,686,892	162,621	211,450	2,426,286
Other (Expense) Income	-	(154,002)	11,100	-	(142,902)
Income (Loss)
Before Income Taxes	(365,323)	165,700	497,528	(199,854)	98,051

Current Assets	$598,226	$6,797,230	$5,610,778	$437,245	$13,443,479
Total Assets	2,827,058	12,259,905	7,614,904	972,635	23,674,502
Current Liabilities	1,033,492	2,104,198	2,800,868	50,267	5,988,825
Total Liabilities	6,488,248	7,577,140	3,987,849	138,576	18,191,813
Capital Expenditures	20,994	48,376	37,374	96,203	202,947

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OERATION.

The following discussion should be read in conjunction with the financial statements included in this Form 10-Q.  The following discussion and analysis provides certain information, which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the quarterly period ended March 31, 2010. The statements contained in this section that are not historical facts are forward-looking statements that involve risks and uncertainties.  Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as  “believes,” “expects,” “may,” “will,” should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in our various filings with the SEC, or press releases or oral statements made by or with the approval of our authorized executive officers.

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
•
Heartland Steel – Wholesale Steel – This is a startup segment of the business that we are working to develop into full fledged service center for the distribution of steel products. Construction was completed on the new warehouse and office facility in the fourth quarter of 2009.

Results of Operations

Three months ended March 31, 2010 as compared to the three months ended March 31, 2009

Revenues. Revenues increased for the three months ended March 31, 2010 to $21,909,470 from $19,737,679 for the three months ended March 31, 2009. The increase in revenue of $2,171,791 was primarily a result of price increases in the products being sold.

Cost of Goods Sold. Cost of Goods Sold increased for three months ended March 31, 2010 to $19,492,115 from $17,070,440 for the three months ended March 31, 2009. The increase in the cost of goods sold of $2,421,675 was primarily a result of price increases in the products being sold.
Gross Profit. Gross Profits decreased for three months ended March 31, 2010 to $2,417,355 in comparison to $2,667,239 for the three months ended March 31, 2009. One of the contributing factors for the decrease in gross profit was Mound took on some smaller and lower margin jobs during the quarter in order to keep a full workforce in place. The result was a decrease in revenues for Mound of approximately $575,000 and a decrease in gross margins of approximately $168,000. Lee Oil also lost a mining customer that contributed to a lower gross profit of approximately $146,000.

Expenses. Operating expenses increased for three months ended March 31, 2010 to $2,657,187 from $2,426,286 for the three months ended March 31, 2009.

Net Operating Income. Net Operating Income decreased for three months ended March 31, 2010 to a loss of $239,832 from a profit of $240,953 for the three months ended March 31, 2009. Both the decrease in gross profit and increase in expenses caused this large swing in net operating income.

Liquidity and Capital Resources

Our principal sources of liquidity would be cash on hand and the conversion of accounts receivable into cash. We also believe cash provided from operating activities will be a great source of liquidity going forward, but would seek outside financing for any major expansion, betterment project, or possible future acquisitions as these would be considered long term projects.

The Company used $1,236,268 in operating activities during the three months ended March 31, 2010. This was primarily a result of billings exceeding our collections and a loss on operations. We anticipate the trend to reverse during subsequent periods as we continue our collection efforts and an improvement in operating results.

As of March 31, 2010, the Company believes that cash on hand, cash generated by operations, and available bank borrowings will be sufficient to pay trade creditors, operating expenses in the normal course of business, and meet all of its bank and subordinate debt obligations for the next 12 months.

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

Based on its evaluation of our disclosure controls and procedures, our management has concluded that during the period covered by this report, such disclosure controls and procedures were not effective and there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the current reporting period, certain elements of the internal control system that may prevent the possibility of a misstatement being prevented or detected on a timely basis were found to be missing. These elements related principally to the segregation of duties and oversight in the financial reporting. Management will continue to monitor the identified material weakness and take the necessary steps to mitigate the possible impact on the Company’s financial statements.

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

During the quarter ended March 31, 2010, the Company authorized the issuance of 104,449 shares of common stock. The stock, valued at $0.24 per share, was issued as Board compensation.

No other unregistered sales of equity securities have taken place since the first quarter.

The shares of common stock were issued to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. The directors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

ITEM  3.      DEFAULTS UPON SENIOR SECURITIES

REMOVED AND RESERVED

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE

ITEM  5.  OTHER INFORMATION

None

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31.1	Certification of Terry L. Lee, Chief Executive Officer & Chairman of the Board

Exhibit 31.2	Certification of Mitchell L Cox, CPA, Chief Financial Officer

Exhibit 32.1	Certification of Terry L. Lee, Chief Executive Officer& Chairman of the Board

Exhibit 32.2	Certification of Mitchell L. Cox, CPA, Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTLAND, INC.
(Registrant)

Date: May 14, 2010	By: /s/ Terry L. Lee
Terry L. Lee
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: May 14, 2010	By: /s/ Mitchell L. Cox, CPA
Mitchell L. Cox
Chief Financial Officer
(Principal Financial
and Accounting Officer)