Form 10-Q
period 2010-06-30
HEARTLAND, INC.
filed 2010-08-16
CIK 1084415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of July 21, 2010, there were 23,284,844 shares of common stock, $.0001 par value per share, outstanding.

HEARTLAND, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2010	2009
	(Unaudited)

CURRENT ASSETS
Cash	$1,966,964	$2,404,910
Accounts receivable, net	6,522,970	5,650,002
Accounts receivable - related parties	249,721	137,869
Inventory	3,384,481	4,132,358
Prepaid expenses and other current assets	716,056	420,293
Total current assets	12,840,192	12,745,432

PROPERTY, PLANT AND EQUIPMENT, net	12,720,987	13,202,327

OTHER ASSETS	751,763	311,292

Total assets	$26,312,942	$26,259,051

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2010	2009
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$3,866,605	$3,506,792
Line of credit and current portion of notes payable	1,950,166	1,974,190
Current portion of notes payable to related parties	227,869	118,869
Other current liabilities	687,864	676,697
Total current liabilities	6,732,504	6,276,548

Notes payable, less current portion	10,683,046	10,759,941
Notes payable to related parties, less current portion	3,153,892	3,208,983
Other long-term liabilities	601,756	632,207
Total liabilities	21,171,198	20,877,679

STOCKHOLDERS’ EQUITY
Preferred stock $0.001 par value 5,000,000 shares
authorized, 0 and 2,370,000 shares issued and outstanding
at June 30, 2010 and December 31, 2009, respectively	-	2,370
Additional paid-in capital – preferred stock	-	713,567
Common stock, $0.001 par value 100,000,000 shares
authorized; 23,280,745 and 21,953,306 shares issued and
outstanding at June 30, 2010 and December 31, 2009, respectively	23,281	21,953
Additional paid-in capital – common stock	18,244,316	17,439,553
Accumulated deficit	(13,125,853)	(12,796,071)
Net stockholders’ equity	5,141,744	5,381,372

Total Liabilities and Stockholders’ Equity	$26,312,942	$26,259,051

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

SALES	$25,570,771	$22,595,516	$47,253,168	$42,097,300
SALES RELATED PARTIES	321,129	184,070	548,202	419,965
Cost of goods sold	(23,351,860)	(20,284,632)	(42,843,975)	(37,355,072)
Gross profit	2,540,040	2,494,954	4,957,395	5,162,193
OPERATING EXPENSES	2,523,696	2,538,684	5,180,883	4,964,970
NET OPERATING INCOME (LOSS)	16,344	(43,730)	(223,488)	197,223
Other (expenses) income	(66,469)	98,693	(154,988)	23,998
Interest expense - related party	(67,167)	(68,834)	(134,333)	(137,041)
(LOSS) INCOME BEFORE INCOME TAXES	(117,292)	(13,871)	(512,809)	84,180
Federal and state income taxes
Income taxes, current period	(5,483)	(33,658)	(10,096)	(47,555)
Income tax benefit, deferred	40,552	28,226	194,121	55,112
NET (LOSS) INCOME	(82,223)	(19,303)	(328,784)	91,737
LESS: Preferred Dividends	(6,815)	(14,813)	(20,557)	(29,626)
NET (LOSS) INCOME AVAILABLE TO
COMMON STOCKHOLDERS	$(89,038)	$(34,116)	$(349,341)	$62,111

Net (loss) income per share:
Basic:	$(0.00)	$(0.00)	$(0.02)	$0.00
Diluted:	$(0.00)	$(0.00)	$(0.02)	$0.00
Weighted average shares outstanding
Basic:	22,614,702	22,226,974	22,838,044	21,867,190
Diluted:	22,614,702	22,226,974	22,838,044	23,052,190

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended
	June 30,
	2010	2009

NET CASH USED IN OPERATING ACTIVITIES	$(181,928)	$(558,275)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(204,008)	(2,319,056)
Proceeds from disposition of assets	5,000	260,000
NET CASH USED IN INVESTING ACTIVITIES	(199,008)	(2,059,056)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments toward) proceeds from notes payable	(90,919)	1,348,279
Net proceeds from (payments toward) notes to related parties	33,909	(57,695)
NET CASH (USED IN) PROVIDED BY FINANING ACTIVITIES	(57,010)	1,290,584

DECREASE IN CASH	(437,946)	(1,326,747)

CASH, BEGINNING OF PERIOD	2,404,910	4,101,692

CASH, END OF PERIOD	$1,966,964	$2,774,945

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$364,273	$318,715
Interest paid - related party	$134,333	$137,041
Income taxes paid	$10,096	$47,555

NON CASH INVESTING AND FINANCING ACTIVITIES
Amortization of deferred compensation as share based compensation	$50,152	$50,154
Issuance of common stock for services and settlement	$40,000	$285,000
Issuance of common stock in payment of convertible promissory notes & accrued interest	$-	$32,490
Issuance of common stock for dividends	$-	$7,473

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2010

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

Certain amounts in 2009 have been reclassified to conform with 2010 classifications.

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

During the quarter ended March 31, 2010, the Company originally authorized the issuance of 104,165 shares of common stock and subsequently reduced the shares authorized for issuance by 20,833 shares. The issuance was for Board compensation and was valued at $0.24 per share.

During the quarter ended June 30, 2010, the Company authorized the issuance of 58,824 shares of common stock. The issuance was for Board compensation and was valued at $0.34 per share.

NOTE C	PREFERRED STOCK

The Company began notifying holders of the preferred shares that preferred shares not previously converted into common shares at the option of the shareholder will be converted into common shares through the automatic conversion feature, which occurs three years after the original issuance date. As a result of the reverse stock split of the common shares that took place in January, the conversion rate for the preferred shares is one common stock share for every two preferred shares.

During the quarter ended March 31, 2010, a total of 610,000 shares of preferred shares were converted into 305,000 common shares through this automatic conversion process. The remaining 1,760,000 shares of preferred shares were converted into 880,000 common shares through the automatic conversion process during the quarter ended June 30, 2010.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2010

NOTE C	PREFERRED STOCK (continued)

Estimated dividends, after converting the shares, are $13,742 in the quarter ending March 31, 2010 and $6,815 in the quarter ending June 30, 2010 with all preferred shares having been converted and no further dividends being paid.

The June 30, 2010 balance sheet classifies all preferred shares as common shares consistent with the automatic conversion feature, even though certain preferred shares have not been returned for cancellation and reissuance of common shares.

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

The following tables reflect the Company’s segments at June 30, 2010 and 2009:

Company segments as of and for the period ended June 30, 2010:

	Holding	Oil	Steel	Steel
	Company	Distributor	Fabricator	Distributor
	(Heartland)	(Lee Oil)	(Mound)	(HS)	Consolidated

Total Assets	$2,647,273	$11,572,528	$7,695,805	$4,397,336	$26,312,942

Three Months
Revenues	-	22,096,693	2,892,491	902,715	25,891,899
Gross Margins	-	2,091,557	296,463	152,021	2,540,041
(Loss) Income
Before Income Taxes	(358,681)	285,599	100,359	(144,569)	(117,292)

Six Months
Revenues	-	41,044,457	5,428,103	1,328,809	47,801,369
Gross Margins	-	3,949,132	728,485	137,307	4,814,924
(Loss) Income
Before Income Taxes	(749,885)	283,189	336,059	(382,172)	(512,809)

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2010

NOTE E	BUSINESS SEGMENTS (continued)

Company segments as of and for the period ended June 30, 2009:

	Holding	Oil	Steel	Steel
	Company	Distributor	Fabricator	Distributor
	(Heartland)	(Lee Oil)	(Mound)	(HS)	Consolidated

Total Assets	$2,785,773	$12,915,534	$7,666,946	$1,721,537	$25,089,790

Three Months
Revenues	-	19,499,213	3,155,854	124,519	22,779,586
Gross Margins	-	1,891,010	593,339	10,605	2,494,954
(Loss) Income
Before Income Taxes	(398,899)	287,653	210,739	(113,364)	(13,871)

Six Months
Revenues	-	35,718,180	6,264,002	535,083	42,517,265
Gross Margins	-	3,895,054	1,242,388	24,751	5,162,193
(Loss) Income
Before Income Taxes	(761,673)	453,353	705,718	(313,218)	84,180

The revenues included in the above tables include only the amount from external customers. The revenue from other operating segments has been eliminated.  The amounts eliminated for the three and six month period ended June 30, 2010 would be $421,781 and $1,210,602 respectively. The amounts eliminated from the three and six month period ended June 30, 2009 would be $274,595 and $539,189 respectively.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OERATION.

The following discussion should be read in conjunction with the financial statements included in this Form 10-Q.  The following discussion and analysis provides certain information, which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the quarterly period ended June 30, 2010. The statements contained in this section that are not historical facts are forward-looking statements that involve risks and uncertainties.  Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as  “believes,” “expects,” “may,” “will,” should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in our various filings with the SEC, or press releases or oral statements made by or with the approval of our authorized executive officers.

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

Results of Operations

Three months ended June 30, 2010 as compared to the three months ended June 30, 2009

Revenues. Revenues increased for the three months ended June 30, 2010 to $25,891,900 from $22,779,586 for the three months ended June 30, 2009. The increase in revenue of $3,112,314 was primarily a result of price increases in the products being sold.

Cost of Goods Sold. Cost of Goods Sold increased for three months ended June 30, 2010 to $23,351,860 from $20,284,632 for the three months ended June 30, 2009. The increase in the cost of goods sold of $3,067,227 was primarily a result of price increases in the products being sold.

Gross Profit. Gross Profits increased for three months ended June 30, 2010 to $2,540,040 in comparison to $2,494,954 for the three months ended June 30, 2009. The Company believes gross profit is a much better reflection of the top line numbers since Revenues and Cost of Goods Sold can vary sharply from one quarter to the next. The gross profit for Lee Oil and HS approximates last year’s amounts. Mound has been required to take on some smaller and lower margin jobs, particularly in the first quarter, in order to keep a full workforce in place. As Mound begins work on some of the larger and higher margin jobs, we would expect to see the gross profit rise.

Expenses. Operating expenses for the three and six month periods ending June 30, 2010 were very much in line with the operating expenses for the three and six month periods that ended June 30, 2009.

Net Loss Before Income Taxes. Net loss before income taxes increased for three months ended June 30, 2010 to a loss of $117,292 from a loss of $13,871 for the three months ended June 30, 2009. This is attributable to the lower gross profit while expenses remained relatively unchanged during the quarter.

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

The Company used $181,928 in operating activities during the three months ended June 30, 2010. This was primarily a result of billings exceeding our collections and an increase in accounts receivable. We anticipate the trend to reverse during subsequent periods as we continue our collection efforts and an improvement in operating results.

As of June 30, 2010, the Company believes that cash on hand, cash generated by operations, and available bank borrowings will be sufficient to pay trade creditors, operating expenses in the normal course of business, and meet all of its bank and subordinate debt obligations for the next 12 months.

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

ITEM 4.     CONTROLS ANS PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

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

During the quarter ended March 31, 2010, the Company authorized the issuance of 104,165 shares of common stock and subsequently reduced the shares authorized for issuance by 20,833 shares. The stock, valued at $0.24 per share, was issued as Board compensation.

During the quarter ended June 30, 2010, the Company authorized the issuance of 58,824 shares of common stock. The issuance was for Board compensation and was valued at $0.34 per share.

No other unregistered sales of equity securities have taken place since the second quarter.

The shares of common stock issued in the above transactions were issued to investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. The directors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

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

HEARTLAND, INC.
(Registrant)

Date: August 16, 2010	By: /s/ Terry L. Lee
Terry L. Lee
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: August 16, 2010	By: /s/ Mitchell L. Cox, CPA
Mitchell L. Cox
Chief Financial Officer
(Principal Financial
and Accounting Officer)