Form 10-Q
period 2010-09-30
HEARTLAND, INC.
filed 2010-11-15
CIK 1084415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 2, 2010, there were 23,308,191 shares of common stock, $.0001 par value per share, outstanding.

HEARTLAND, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2010	2009
	(Unaudited)

CURRENT ASSETS
Cash	$2,103,545	$2,404,910
Accounts receivable, net	6,156,793	5,650,002
Accounts receivable - related parties	383,759	137,869
Inventory	3,204,968	4,132,358
Prepaid expenses and other current assets	1,165,790	420,293
Total current assets	13,014,855	12,745,432

PROPERTY, PLANT AND EQUIPMENT, net	12,538,099	13,202,327

OTHER ASSETS	787,525	311,292

Total assets	$26,340,479	$26,259,051

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2010	2009
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$4,282,156	$3,506,792
Line of credit and current portion of notes payable	1,952,659	1,974,190
Current portion of notes payable to related parties	128,869	118,869
Other current liabilities	673,861	676,697
Total current liabilities	7,037,545	6,276,548

Notes payable, less current portion	10,508,139	10,759,941
Notes payable to related parties, less current portion	3,115,311	3,208,983
Other long-term liabilities	585,948	632,207
Total liabilities	21,246,943	20,877,679

STOCKHOLDERS’ EQUITY
Preferred stock $0.001 par value 5,000,000 shares
authorized, 0 and 2,370,000 shares issued and outstanding
at September 30, 2010 and December 31, 2009, respectively	-	2,370
Additional paid-in capital – preferred stock	-	713,567
Common stock, $0.001 par value 100,000,000 shares
authorized; 23,308,191 and 21,953,306 shares issued and
outstanding at September 30, 2010 and December 31, 2009, respectively	23,308	21,953
Additional paid-in capital – common stock	18,278,421	17,439,553
Accumulated deficit	(13,208,193)	(12,796,071)
Net stockholders’ equity	5,093,536	5,381,372

Total Liabilities and Stockholders’ Equity	$26,340,479	$26,259,051

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

SALES	$25,854,331	$24,499,463	$73,001,499	$66,596,763
SALES RELATED PARTIES	283,708	375,304	831,910	795,269
Cost of goods sold	(23,262,170)	(22,204,230)	(66,000,146)	(59,559,303)
Gross profit	2,875,869	2,670,537	7,833,263	7,832,729
OPERATING EXPENSES	2,832,562	2,637,282	8,014,445	7,602,252
NET OPERATING INCOME (LOSS)	43,307	33,255	(181,182)	230,477
Other expenses	(86,437)	(97,224)	(241,425)	(73,226)
Interest expense - related party	(60,651)	(57,743)	(194,984)	(194,784)
LOSS BEFORE INCOME TAXES	(103,781)	(121,712)	(617,591)	(37,533)
Federal and state income taxes
Income tax benefit (expense), current period	13,860	(25,597)	3,764	(73,152)
Income tax benefit, deferred	17,639	33,228	211,760	88,340
NET LOSS	(72,282)	(114,081)	(402,067)	(22,345)
LESS: Preferred Dividends	-	(14,813)	(20,557)	(44,439)
NET LOSS AVAILABLE TO
COMMON STOCKHOLDERS	$(72,282)	$(128,894)	$(422,624)	$(66,784)

Net loss per share:
Basic:	$(0.00)	$(0.01)	$(0.02)	$(0.00)
Diluted:	$(0.00)	$(0.01)	$(0.02)	$(0.00)
Weighted average shares outstanding
Basic:	23,295,802	22,296,279	22,651,478	22,011,791
Diluted:	23,295,802	22,296,279	22,651,478	22,011,791

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED
	Nine Months Ended
	September 30,
	2010	2009

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$423,554	$(498,823)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(362,914)	(3,848,133)
Proceeds from disposition of assets	5,000	260,000
NET CASH USED IN INVESTING ACTIVITIES	(357,914)	(3,588,133)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments toward) proceeds from notes payable	(273,333)	3,422,312
Net payments toward notes to related parties	(93,672)	(99,354)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(367,005)	3,322,958

DECREASE IN CASH	(301,365)	(763,998)

CASH, BEGINNING OF PERIOD	2,404,910	4,101,692

CASH, END OF PERIOD	$2,103,545	$3,337,694

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$559,717	$507,990
Interest paid - related party	$194,984	$194,784
Income taxes paid	$10,096	$73,152

NON CASH INVESTING AND FINANCING ACTIVITIES
Amortization of deferred compensation as share based compensation	$75,231	$75,231
Issuance of common stock for services and settlement	$40,000	$315,000
Issuance of common stock in payment of convertible promissory notes & accrued interest	$-	$32,490
Issuance of common stock for dividends	$9,055	$7,473

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2010

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

Certain amounts in 2009 have been reclassified to conform to the 2010 classifications.

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

During the quarter ended September 30, 2010, the Company authorized the issuance of 27,446 shares of common stock. These common shares were issued based on the stock dividend relating to the preferred shares and were valued on an average price of $0.33 per share.

NOTE C	REFERRED STOCK

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

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2010

NOTE C	REFERRED STOCK (continued)

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

The September 30, 2010 balance sheet classifies all preferred shares as common shares consistent with the automatic conversion feature, even though certain preferred shares have not been returned for cancellation and reissuance of common shares.

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

The following tables reflect the Company’s segments at September 30, 2010 and 2009:

Company segments as of and for the period ended September 30, 2010:

	Holding	Oil	Steel	Steel
	Company	Distributor	Fabricator	Distributor
	(Heartland)	(Lee Oil)	(Mound)	(HS)	Consolidated

Total Assets	$2,527,813	$12,150,048	$7,803,919	$3,858,699	$26,340,479

Three Months
Revenues	-	22,227,541	3,251,412	659,086	26,138,039
Gross Margins	-	2,345,867	457,154	72,848	2,875,869
(Loss) Income
Before Income Taxes	(316,388)	263,326	110,932	(161,651)	(103,781)

Nine Months
Revenues	-	63,165,999	8,679,515	1,987,895	73,833,409
Gross Margins	-	6,294,998	1,328,110	210,155	7,833,263
(Loss) Income
Before Income Taxes	(1,066,273)	545,514	446,991	(543,823)	(617,591)

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2010

NOTE E	BUSINESS SEGMENTS (continued)

Company segments as of and for the period ended September 30, 2009:

	Holding	Oil	Steel	Steel
	Company	Distributor	Fabricator	Distributor
	(Heartland)	(Lee Oil)	(Mound)	(HS)	Consolidated

Total Assets	$2,755,369	$12,846,136	$7,950,402	$3,654,203	$27,206,110

Three Months
Revenues	-	21,481,262	3,291,515	101,990	24,874,767
Gross Margins	-	2,248,389	373,075	49,073	2,670,537
(Loss) Income
Before Income Taxes	(401,796)	270,936	134,499	(125,350)	(121,712)

Nine Months
Revenues	-	57,199,442	9,555,517	637,073	67,392,032
Gross Margins	-	6,143,442	1,615,463	73,824	7,832,729
(Loss) Income
Before Income Taxes	(1,163,470)	724,289	840,217	(438,568)	(37,533)

The revenues included in the above tables include only the amount from external customers. The revenue from other operating segments has been eliminated.  The amounts eliminated for the three and nine month period ended September 30, 2010 would be $231,915 and $913,328 respectively. The amounts eliminated from the three and nine month period ended September 30, 2009 would be $544,345 for both the three and nine month periods.

NOTE F	SUBSEQUENT EVENT

On November 1, 2010, the Company entered into and closed a Shares for Debt Agreement (the “Debt Agreement”) with Gary Lee (a relative of Terry Lee, the Company’s Chief Executive Officer) and Lee Holding Company, L.P. (“Lee Holding Company” and collectively, the “Creditors”).  Terry Lee,  a director of the Company, owns a minority interest as a limited partner of Lee Holding Company.   As of October 1, 2010, the Company was indebted to the Creditors in the aggregate amount of $3,108,481 (the “Debt”).  Pursuant to the Debt Agreement, the Company agreed to issue to the Creditors and the Creditors agreed to accept an aggregate of 11,111,112 of the Company’s Common Stock as partial settlement of the Debt.  The Company issued 5,555,556 shares of Common Stock to Garry Lee and 5,555,556 shares of Common Stock to Lee Holding Company.  Upon signing the Debt Agreement for partial settlement of the Debt, the Company remains indebted to the Creditors in the aggregate amount of $1,108,481 under the existing promissory notes.

Under the current agreement, the stock is being valued at $0.18 per share, the agreed upon price. The total current estimated shares to be issued relating to this exchange would be 11,111,112 shares for the reduction in debt of $2,000,000.

Legal counsel is currently reworking the original loan documents and verifying that the Company is fulfilling and complying with all current loan covenants.  We expect to have all the documents in place sometime within the next two weeks.

On October 1, 2010, Lee Oil Company Inc. (the “Subsidiary”), a wholly owned subsidiary of the Company, entered into and closed a Sale of Membership Interest Agreement (the “Sale Agreement”) with Terry L. Lee and Lee Holding Company (collectively, the "Sellers").  Pursuant to the Sale Agreement, the Subsidiary acquired and, the Sellers sold, 100% of the ownership interest in Premium Homes, LLC (“Premium”).  In consideration for 100% ownership of Premium, the Sellers received an aggregate of $10,000 cash and an aggregate of 650,000 shares of the Company’s common stock, par value $0.001 (the “Common Stock”).  The Company issued 325,000 shares of Common Stock to Terry Lee and 325,000 shares of Common Stock to Lee Holding Company, L.P. (“Lee Holding”).  Terry Lee, the Company’s Chief Executive Officer and a director of the Company, owns a minority interest as a limited partner of Lee Holding.  The Board of Directors of the Company authorized the Sale Agreement.  Mr. Lee abstained from voting or participating in negotiating this matter.  The cash paid to the Sellers was cash generated from operations.  Premium is a limited liability company incorporated in the state of Kentucky engaged in the marketing and sale of mobile homes.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OERATION.

The following discussion should be read in conjunction with the financial statements included in this Form 10-Q.  The following discussion and analysis provides certain information, which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the quarterly period ended September 30, 2010. The statements contained in this section that are not historical facts are forward-looking statements that involve risks and uncertainties.  Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as  “believes,” “expects,” “may,” “will,” should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in our various filings with the SEC, or press releases or oral statements made by or with the approval of our authorized executive officers.

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

Results of Operations

Three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009

Revenues. Revenues increased for the three months ended September 30, 2010 to $26,138,039 from $24,874,767 for the three months ended September 30, 2009. The increase in revenue of $1,263,272 was primarily a result of price increases in the products being sold. Revenues for the nine months in the current year also increased by $6,441,377 primarily due to the cost of the products from the same nine month period of the previous year.

Cost of Goods Sold. Cost of Goods Sold increased for three months ended September 30, 2010 to $23,262,170 from $22,204,230 for the three months ended September 30, 2009. The increase in the cost of goods sold of $1,057,940 was primarily a result of price increases in the products being sold. This also resulted in an increase of $6,440,843 in cost of goods sold in the current year from the nine months of the previous year.

Gross Profit. Gross Profits increased for three months ended September 30, 2010 to $2,875,869 in comparison to $2,670,537 for the three months ended September 30, 2009. The Company believes gross profit is a much better reflection of the top line numbers since Revenues and Cost of Goods Sold can vary sharply from one quarter to the next. The gross profit for Lee Oil and HS approximates last year’s amounts. Mound had been required to take on some smaller and lower margin jobs, particularly in the first quarter, in order to keep a full workforce in place. As Mound began working on some of the larger and higher margin jobs, we have seen their gross profit to pick back up to the previous year’s totals. Gross profit for the nine months ended September 30, 2010 is approximately the same as the nine months ended September 30, 2009.

Expenses. Operating expenses for the three months ended September 30, 2010 increased by $195,280 from the three months ended September 30, 2009. Operating expenses for the nine months ended September 30, 2010 increased by $412,193 from the nine months ending September 30, 2009.  A good portion of the additional expenses for 2010 can be attributed to depreciation on the building and equipment that was brought on-line with the Heartland Steel startup beginning in the third and fourth quarters of 2009.

Net Loss Before Income Taxes. Net loss before income taxes decreased for three months ended September 30, 2010 by $17,931 from a loss before income taxes for the nine months ending September 30, 2009 of $121,712.  The net loss before income taxes for the nine months ending September 30, 2010 increased by $580,058 over the nine months ending September 30, 2009 primarily due to the poor gross profit generated in the first quarter as explained above.

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

The Company generated $423,554 in cash from operating activities during the nine months ended September 30, 2010. The Company used $357,914 of cash in investing activities and $367,005 in financing activities for the nine months ended September 30, 2010.

As of September 30, 2010, the Company believes that cash on hand, cash generated by operations, and available bank borrowings will be sufficient to pay trade creditors, operating expenses in the normal course of business, and meet all of its bank and subordinate debt obligations for the next 12 months.

It is our belief that our stock is currently undervalued and that we are better suited to fund current projects through cash provided from operations and financing rather than attempting to sell what we believe to be an undervalued asset and further dilute the securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

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

During the quarter ended September 30, 2010, the Company authorized the issuance of 27,446 shares of common stock. These common shares were issued based on the stock dividend relating to the preferred shares and was valued on an average price of $0.33 per share.

On November 1, 2010, the Company entered into and closed a Shares for Debt Agreement (the “Debt Agreement”) with Gary Lee and Lee Holding Company, L.P. (“Lee Holding Company” and collectively, the “Creditors”).  Terry Lee, the Company's Chief Executive Officer and a director of the Company, owns a minority interest as a limited partner of Lee Holding Company.   As of October 1, 2010, the Company was indebted to the Creditors in the aggregate amount of $3,108,481 (the “Debt”).  Pursuant to the Debt Agreement, the Company agreed to issue to the Creditors and the Creditors agreed to accept an aggregate of 11,111,112 of the Company’s Common Stock as partial settlement of the Debt.  The Company issued 5,555,556 shares of Common Stock to Garry Lee and 5,555,556 shares of Common Stock to Lee Holding Company.  Upon signing the Debt Agreement for partial settlement of the Debt, the Company remains indebted to the Creditors in the aggregate amount of $1,108,481 under the existing promissory notes.

Under the current agreement, the stock is being valued at $0.18 per share, the agreed upon price. The total current estimated shares to be issued relating to this exchange would be 11,111,112 shares for the reduction in debt of $2,000,000.

On October 1, 2010, Lee Oil Company Inc. (the “Subsidiary”), a wholly owned subsidiary of the Company, entered into and closed a Sale of Membership Interest Agreement (the “Sale Agreement”) with Terry L. Lee and Lee Holding Company (collectively, the "Sellers").  Pursuant to the Sale Agreement, the Subsidiary acquired and, the Sellers sold, 100% of the ownership interest in Premium Homes, LLC (“Premium”).  In consideration for 100% ownership of Premium, the Sellers received an aggregate of $10,000 cash and an aggregate of 650,000 shares of the Company’s common stock, par value $0.001 (the “Common Stock”).  The Company issued 325,000 shares of Common Stock to Terry Lee and 325,000 shares of Common Stock to Lee Holding Company, L.P. (“Lee Holding”).  Terry Lee, the Company’s Chief Executive Officer and a director of the Company, owns a minority interest as a limited partner of Lee Holding.  The Board of Directors of the Company authorized the Sale Agreement.  Mr. Lee abstained from voting or participating in negotiating this matter.  The cash paid to the Sellers was cash generated from operations.  Premium is a limited liability company incorporated in the state of Kentucky engaged in the marketing and sale of mobile homes.

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

HEARTLAND, INC. (Registrant)

Date: November 15, 2010	By:	/s/ Terry L. Lee
Terry L. Lee
Chief Executive Officer and
Chairman of the Board (Principal Executive Officer)

Date: November 15, 2010	By:	/s/ Mitchell L. Cox, CPA
Mitchell L. Cox
Chief Financial Officer (Principal Financial and Accounting Officer)