Form 10-K
period 2010-12-31
HEARTLAND, INC.
filed 2011-03-30
CIK 1084415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

As of March 28, 2011, the aggregate market value of the registrant’s Common Stock (based upon the $0.12 closing price on that date) held by non-affiliates (excludes shares reported as beneficially owned by directors and officers) was approximately $2,058,000

As of March 28, 2011, there were 36,353,648 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

	HEARTLAND, INC.
	FORM 10-K

	TABLE OF CONTENTS

	Part I

ITEM 1.	Business	3
ITEM 1A.	Risk Factors	7
ITEM 1B.	Unresolved Staff Comments	7
ITEM 2.	Properties	7
ITEM 3.	Legal Proceedings	8
ITEM 4.	Reserved	8
	Part II

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters	8
	and Issuer Purchases of Equity Securities
ITEM 6.	Selected Financial Data	11
ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

ITEM 8.	Financial Statements and Supplementary Data	16
ITEM 9.	Change in and Disagreements with Accountants on Accounting	18
	and Financial Disclosure
ITEM 9A.	Controls and Procedures	18

	Part III

ITEM 10.	Directors, Executive Officers, and Corporate Governance	18
ITEM 11.	Executive Compensation	21
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management	23
ITEM 13.	Certain Relationships and Related Transactions and Director Independence	24
ITEM 14.	Principal Accounting Fees and Services	24

	Part IV

ITEM 15.	Exhibits and Financial Statement Schedules	25

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements which include, but are not limited to, statements concerning expectations as to our revenues, expenses, and net income, our growth strategies and plans, the timely development and market acceptance of our products and technologies, the competitive nature of and anticipated growth in our markets, our ability to achieve cost reductions, the status of evolving technologies and their growth potential, the adoption of future industry standards, expectations as to our financing and liquidity requirements and arrangements, the need for additional capital, and other matters that are not historical facts. These forward-looking statements are based on our current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by it. Words such as “anticipates”, “appears”, “expects”, “intends”, “plans”, “believes, “seeks”, “estimates”, “may”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from those results expressed in any forward-looking statements, as a result of various factors. Readers are cautioned not to place undue reliance on forward-looking statements, which are based only upon information available as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Unless the context indicates otherwise, the terms “Company”, “Corporate”, “Heartland”, “our”, and “we” refer to Heartland, Inc. and its subsidiaries.

PART I

ITEM 1           BUSINESS

(A)           THE COMPANY

Heartland, Inc. (the “Company”) was incorporated in the State of Maryland on April 6, 1999.

The Company operates in several States through the following three wholly-owned subsidiaries:

•	Mound Technologies, Inc. (“Mound”) is based in Springboro, OH and commenced operations at the same location in 1964 under the name Mound Steel Corporation.
•
Lee Oil Company, Inc. and its wholly owned subsidiaries Lee Enterprises, Inc., Lee’s Food Marts, LLC, and Premium Homes, Inc, (collectively “Lee Oil”) are based in Middlesboro, KY and commenced operations in 1988.

•	Heartland Steel, Inc. (“Heartland Steel”) is based in Washington Court House, OH and commenced full operations during the fourth quarter of 2009.

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

(B)           BUSINESS DEVELOPMENT

Mission

Our mission is to become a leading diversified company with business interests in well-established industries. We plan to grow our revenues by acquiring companies with historically profitable results, strong balance sheets, sustainable cash flows, and solid management teams in place. By providing access to financial markets, expanded marketing opportunities and operating expense efficiencies, we hope to become the facilitator for future growth and higher long-term profits. In the process, we hope to develop new synergies among the acquired companies, which should allow for greater cost effectiveness and efficiencies, thus further enhancing each individual company’s strengths.

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

(C)           OPERATIONS

STEEL FABRICATION SEGMENT

Mound Technologies, Inc. (“Mound”) was incorporated in the state of Nevada in November of 2002, with its corporate offices located in Springboro, Ohio. Mound is in the business of steel fabrication.

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

This subsidiary’s customers are typically U.S. based companies and institutions that require large structural and miscellaneous steel fabrication including major new building construction. Customers are typically located within a one-day drive from the Company’s facilities; however, the Company is able to reach 70% of the U.S. population within a one-day drive from the Ohio location, yielding a significant potential customer base. Marketing of the subsidiary’s products is done by advertising in industry directories, word-of-mouth from existing customers, and by the dedicated efforts of in-house sales staff monitoring business development opportunities within the Company’s region. Large clients typically work with the Company on a continual basis for most of their fabricated metal needs.

OIL DISTRIBUTION SEGMENT

Lee Oil Company, Inc. and its wholly owned subsidiaries of Lee’s Food Marts, LLC, Lee Enterprises, Inc., and Premium Homes, Inc., (collectively “Lee Oil”) are headquartered in Middlesboro, KY. Lee Oil serves as wholesaler and retailer of motor fuel. In addition, through subsidiaries, it operates convenient stores.

Lee Oil was started in 1988 as a two person operation and has grown to currently operating 24 convenience stores and selling approximately 35 million gallons of product through a combination of both retail and wholesale operations.

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

Lee Oil Company operates as both a wholesaler and retailer while the two of the subsidiaries operate only retail locations selling directly to the public. The retail locations we operate are branded by one of the major oil companies. We currently have the ability to brand a store one of three different brands: BP, Marathon, and ExxonMobil.

Lee Oil is focused on the distribution of petroleum products and that has taken a number of different forms. We currently operate the 24 convenient stores mentioned above and sell products on a consignment basis through a number of other stores. We also deliver products directly to other retail locations, home heating customers, and other customers ranging from mining operations to local school districts.

STEEL DISTRIBUTION SEGMENT

Heartland Steel is incorporated in the State of Ohio. Operations were limited during 2009 while construction of a new warehouse and office took place on the property located in Washington Court House. Plans are for this service center to be able to service clients primarily within 200 miles of the warehouse. This allows deliveries to be made by a single driver in one day. The products supplied range from the basic steel beams to customized steel plates cut to a customer’s specifications.

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

Competition at Heartland Steel

Heartland Steel is a wholesaler of steel products and would be subject to intense competition from others in the wholesale arena. As with most wholesale operations, being able to deliver a product in a timely fashion and at a reasonable price when compared to your competition is critical. Heartland Steel can also provide customized steel plate as part of the product line and this side of the business relies less on price and more on being able to meet certain specifications detailed by the customer. We believe Heartland Steel may be competitive in price against our competitors in the wholesale area of the business and we hope to be able to provide customized products not currently available in the region.

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

Employees

At December 31, 2010, we had approximately 230 full-time employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

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

	Number of	Number of	Remaining Lease	Remaining Lease
State	Owned Sites	Leased Sites	< 3 Years	> 3 Years
Tennessee	8	9	6	3
Kentucky	3	2	2	0
Virginia	2	2	1	1
	13	13

Most of our retail fuel and convenience store leases are net leases requiring us to pay taxes, insurance and maintenance costs. Of the leases that expire in less than three years, we anticipate that we will be able to negotiate acceptable extensions of the leases for those locations that we intend to continue operating. We believe that none of these leases are individually material.

Premium Homes

Premium Homes, Inc. is a retailer of manufactured homes.

Heartland Steel

Heartland Steel, is situated on approximately 38 acres of property located at 1629 Old US 35 SE, Washington Court House, OH 43160. Our plant is 59,000 square feet, which includes the warehouse/plant and office.  The actual warehouse was designed and built specifically with the loading and unloading of steel beams in mind. Dual drive-through passages at the end of the warehouse that are large enough to accommodate full sized tractor and trailer loads of steel as well as four overhead cranes help with the movement of these heavy beams and other inventory related items.

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

ITEM 4                      REMOVED AND RESERVED

PART II

ITEM 5              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the OTC Markets since August 2002. Our symbol is "HTLJ". For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	HIGH	LOW

FISCAL YEAR ENDED DECEMBER 31, 2010

First Quarter	0.60	0.20
Second Quarter	0.38	0.24
Third Quarter	0.27	0.15
Fourth Quarter	0.25	0.11

FISCAL YEAR ENDED DECEMBER 31, 2009

First Quarter	0.50	0.20
Second Quarter	0.56	0.28
Third Quarter	1.16	0.30
Fourth Quarter	1.02	0.30

Holders of Shares of Common Stock

The Company has authorized 100,000,000 shares of common stock with a par value of $.001 per share.  As of December 31, 2010, the Company had 36,353,648 shares of common stock outstanding.  As of March 2, 2011, there were approximately 671 stockholders of record of our common stock. This does not reflect those shares held beneficially or those shares held in "street" name.

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

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized with a par value of $.001. The preferred stock has a face value of $0.25 per share and the basis of conversion is two shares of the Company’s common stock for each share of preferred stock.  The preferred stock has liquidation priority rights over all other stockholders.  The preferred shares can be converted at any time at the option of the stockholder, but will convert automatically at the end of three years into the Company’s common stock.

Beginning in the first quarter of 2010 and continuing through the second quarter of 2010, all the preferred shares outstanding at December 31, 2009 were converted into common shares either at the shareholders request or through the automatic conversion feature as stated above. The actual conversion was 610,000 shares of preferred shares being converted in the first quarter and 1,760,000 being converted in the second quarter. As of December 31, 2010 there was no preferred stock outstanding.

Warrants

The preferred shares include a Series A and Series B common stock purchase warrant.  The Series A warrant allows the holder to purchase 20% of the number of preferred shares purchased at $0.75 per share; the Series B warrant allows the holder to purchase 20% of the number of preferred shares purchased at $1.00 per share. Both series of warrants are exercisable over a three-year period.  The Company can call in the warrants after 12 months if the price of the common stock in the market is 150% of the warrant price for 10 consecutive days. The company had 2,370,000 shares of Series A Convertible Preferred Stock issued and outstanding as of December 31, 2009. All the preferred shares outstanding at December 31, 2009 were converted into common shares in 2010.

All Series A and Series B unexercised warrants associated with the preferred shares were eliminated with the conversion of the preferred shares into common shares as described above. No warrants associated with the preferred shares were exercised.

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

The second employee non-statutory stock option agreement was granted with Board approval to Randy Frevert and contains the option to purchase 250,000 shares of common stock at an exercise price of $1.00 over a pro-rata five-year basis. All shares issued under this option would be restricted and any portion of the option not exercised by December 31, 2013 will expire.

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

Dividends

We do not anticipate paying dividends on any common shares of stock in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts as the Board of Directors deems relevant. The outstanding preferred shares of stock do carry an annual 10% stock dividend until converted at the option of the stockholder or automatically after three years from the date of purchase. All stock dividends relating to the preferred shares have been paid and no further dividends are expected.

Recent Sales of Unregistered Securities

During the year ended December 31, 2010, the Company authorized total issuances of 14,400,342 shares of common stock. The issuances related to the following:

Description	Quantity
Stock Dividends	61,791
Preferred Share Conversions	1,185,000
Board Compensation	142,439
Conversion of Debt	11,111,112
Employment Incentives	1,250,000
Premium Home Purchase	650,000
14,400,342

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions;
•	We placed restrictive legends on all certificates issued;
•	No sales were made by general solicitation or advertising;
•	Sales were made only to accredited investors or investors who were sophisticated enough to evaluate the risks of the investment.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its securities during the year ended December 31, 2010.

 ITEM 6.          SELECTED FINANCIAL DATA

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements for the year ended December 31, 2010 included with this Form 10-K.  The following discussion and analysis provides certain information, which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the year ended December 31, 2010. The statements contained in this section that are not historical facts are forward-looking statements that involve risks and uncertainties.  Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as  “believes,” “expects,” “may,” “will,” should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  From time to time, our representatives or we have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in our various filings with the SEC, or press releases or oral statements made by or with the approval of our authorized executive officers.

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

On December 8, 2009, the Company converted a construction loan in the amount of $2,400,000 used to build the new warehouse and office for Heartland Steel into a regular twenty-year installment loan. Interest on the construction loan was capitalized and interest from the conversion date forward will be expensed. The new warehouse and adjoining office is located at 1629 Old US 35 SE, Washington Court House, OH. Total cost allocated to the building was $2,014,229 with the cost allocated to the lot being $441,248. The loan was provided through Commercial Bank of Harrogate, TN. The Company’s CEO is also the CEO of Commercial Bank.

On October 1, 2010, the Company entered into and closed a Sale of Membership Interest Agreement with Terry L. Lee and Lee Holding Company, L.P. Details of which were filed on Form 8-K with the SEC on November 4, 2010. Since the filing, it has been determined that the value assigned to the shares exchanged in this transfer would have to be valued at net book value of the transferred assets rather than fair market value and the $10,000 cash would be reclassified as an intercompany transfer of capital. This change has been recorded in the financials and the assets and liabilities were recorded at the book value of $10,023 as of the time of the transfer.

On November 1, 2010, the Company entered into and closed a Shares for Debt Agreement with Gary Lee and Lee Holding Company, L.P. Details of which were filed on Form 8-K with the SEC on November 4, 2010. The company exchanged an aggregate total of 11,111,112 shares of the Company’s common stock in exchange for a partial settlement of the debt owed to each party. The parties agreed that the shares would be valued at $0.18 per share and the debt reduced would be an aggregate amount of $2,000,000.

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

Tax Loss Carry Forward

Because of our tax operating losses in past taxing periods, we have accumulated a net operating loss carry-forward (“NOL”) for federal income tax a purpose that, at December 31, 2010, was approximately $4,000,000. Since United States tax laws limit the time during which an NOL may be applied against future taxable income and tax liabilities, we may not be able to take full advantage of our NOL carry-forward for federal income tax purposes. The carry-forward will expire during the period 2025 through 2030 if not otherwise used. A change in ownership, as defined by federal income tax regulations, could significantly limit the company’s ability to utilize its carry-forward. If we achieve sustained profitability, which may not occur, the use of net operating loss carry-forwards would reduce our tax liability and available cash resources. When all NOLs have been used or have expired, we would again be subject to increased tax expense.

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

Vendor Incentive Recognition

Lee Oil participates in multiple vendor incentive programs through our three primary branded suppliers of BP Oil Products (“BP”), Marathon Petroleum Company (“Marathon”) and ExxonMobil Corporation (“Exxon”). These incentives usually consist of upgrading certain equipment or re-imaging sites to meet new standards put forth by the suppliers. As this equipment is received or the improvements made to the sites, we may receive funds in advance, be reimbursed for monies already paid, or actually receive upgraded equipment directly from the supplier. These programs usually require repayment if a particular site fails to meet certain expectations and standards or if the site is debranded within a given period of time (usually 5-10 years). The amounts earned or received under these programs are accrued when they are received or deemed probable and can be reasonably measured. We recognize the full liability of these advance payments on the books at the time of the advancement and ratably remove them over the remaining time period covered in the programs. At December 31, 2010, we have a recognized liability of $734,108 with an estimated current liability amount of $191,187.

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

Results of Operations

Significant Changes

The most significant change with respect to operations from 2009 to 2010 would be the increase in operational costs with the most significant increase being in the Heartland Steel segment of the business. Operational costs overall were expected to rise in the year to some degree, but not in the magnitude incurred. We are currently looking at means of lowering the operational costs going forward.

Interest Expense was expected to rise since all interest associated with the Heartland Steel construction is now being expensed rather than capitalized as during the construction of the building in 2009.

Revenues. Revenues increased for the year ended December 31, 2010 to $99,106,704 from $91,094,672 for the year ended December 31, 2009 primarily due to increases in oil and steel prices during the year. We expect major fluctuations in the revenue line anytime oil and steel prices change.

Cost of Goods Sold. Cost of Goods Sold increased for the year ended December 31, 2010 to $90,031,105 from $81,871,293 for the year ended December 31, 2009.  This increase was slightly greater extent than Revenues increased. This also can be explained with costs of delivery going up with the oil price increases.

Gross Margins. Gross margin is what we consider to be the benchmark top-line number rather than Revenues. Revenues fluctuate too greatly to get a true base-line number for comparisons from year to year. Gross margins were actually down about $70,000 in 2010 from the 2009 levels. This would equate to less than a 1% drop from the previous year, but a change we actually thought should have been to the positive rather than the negative.

Operational Expenses. As stated above, the increase in operational expenses from 2009 to 2010 levels is the primary reason for the large losses posted in the current year and we are currently looking at means of lowering them. These expenses increased in 2010 approximately $1.27 million over 2009 levels. Non-cash items such as depreciation and stock compensation made up about $300,000 of this difference from 2009 to 2010.

Income Taxes. The only benefit to having a large operating loss would be the potential benefit in future periods relating to income taxes. We posted a large income tax benefit in the current period that will hopefully be of a major benefit in future periods.

See Note I of the financial statements for more information regarding income taxes.

Corporate Overhead. Corporate expenses for 2010 came in close to estimates.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2010, the Company had working capital of $2,490,874. The large change from working capital in 2010 versus 2009 would be the classification of the Choice note as short-term liability since it will come due later in the year. We would expect to refinance to the Choice note resulting in it being classified as a long-term liability. The Company used cash in operating activities of $163,359 for the year December 31, 2010 relating primarily to the increase in accounts receivable and inventory. The timing of our collection of accounts receivable and payments of our accounts payable is one of the principal influences on our cash flow from operations. We typically sell our products and services on short-term credit terms. We try to minimize our credit risk by performing credit checks, obtaining letters of credit in certain instances, and conducting our own collection efforts. Our accounts receivable, net of allowance for doubtful accounts, was $6,985,546 and $5,787,781 at December 31, 2010 and 2009, respectively.

The Company used $597,706 in cash for investing activities for the year ended December 31, 2010.  The use of these funds was primarily attributable to the purchase of equipment for operational activities.

The Company used $554,810 in cash from financing activities for the period ended December 31, 2010 primarily through payments on notes.

Our principal sources of liquidity would be the cash available and collections from our accounts receivables. As of December 31, 2010 these two items totaled approximately $8.1 million. We believe this is sufficient to meet our short-term liquidity requirements. We also believe cash provided from operating activities will be a great source of liquidity going forward, but would seek outside financing for any major expansion, betterment project, or possible future acquisitions as these would be considered long term projects.

As of December 31, 2010, the Company expects that that cash on hand, cash generated by operations, and available bank borrowings will be sufficient to pay trade creditors, operating expenses in the normal course of business, and to meet all of its bank and subordinate debt obligations for the next 12 months.

It is our belief that our stock is currently undervalued and that we are better suited to fund current projects through cash provided from operations and financing rather than attempting to sell what we believe to be an undervalued asset and further dilute the securities.

One of the Company’s sources of financing is Commercial Bank of Harrogate, TN. Terry Lee, the Company’s CEO, is also the CEO of Commercial Bank. Related party transactions with Commercial Bank are pointed out in NOTE E of the financial statements.

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

Subsequent Events

On January 18, 2011, Lee Holding Company, L.P., Gary Lee, Thomas C. Miller, Terry Lee, Randy Frevert, and Mitchell Cox, transferred their shares of common stock of Heartland, Inc. held by each party to Diversified Companies, Inc. a Virginia corporation that is owned by such parties. This transaction was reported to the SEC with form 8-K on January 20, 2011.

Off-Balance Sheet Arrangements

At December 31, 2010, the Company did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEARTLAND, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED
DECEMBER 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Heartland, Inc.

We have audited the accompanying consolidated balance sheets of Heartland, Inc. and Subsidiaries (the Company) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements; assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heartland, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Coulter & Justus, P.C.

Knoxville, TN
March 23, 2011

HEARTLAND, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2010	2009

CURRENT ASSETS
Cash and cash equivalents	$1,089,035	$2,404,910
Accounts receivable, net	6,985,546	5,787,871
Costs and estimated earnings in excess of billings on uncompleted contracts	630,359	166,884
Inventory	4,008,178	4,132,358
Prepaid expenses and other	2,000	1,000
Deferred income taxes	156,434	138,570
Total current assets	12,871,552	12,631,593

PROPERTY, PLANT AND EQUIPMENT
Land	2,719,267	2,716,217
Buildings and improvements	7,240,688	7,155,712
Plant equipment	878,491	873,436
Equipment	3,572,551	3,197,846
Equipment at customers' location	1,065,629	1,017,380
Office equipment	260,379	225,678
Total property, plant and equipment	15,737,005	15,186,269
Less: Accumulated depreciation	(3,310,503)	(1,983,942)
Net property, plant and equipment	12,426,502	13,202,327

OTHER ASSETS
Deferred income taxes	957,798	356,703
Other assets	48,695	68,428
Total other assets	1,006,493	425,131

Total assets	$26,304,547	$26,259,051

See accompanying notes to consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2010	2009

CURRENT LIABILITIES
Accounts payable	$4,460,294	$3,506,792
Accrued expenses	319,591	313,367
Lines of credit	1,175,000	1,175,000
Current portion of notes payable	3,426,368	638,792
Current portion of notes payable to related parties	671,558	279,267
Current portion of unearned supplier incentives	191,187	161,387
Billings in excess of costs and estimated earnings on uncompleted contracts	136,680	201,943
Total current liabilities	10,380,678	6,276,548

LONG-TERM LIABILITIES
Notes payable, less current portion	2,441,845	5,831,105
Notes payable to related parties, less current portion	6,229,516	8,137,819
Unearned supplier incentives, less current portion	542,921	632,207
Total long term liabilities	9,214,282	14,601,131

STOCKHOLDERS’ EQUITY
Preferred stock $0.001 par value 5,000,000 shares authorized,
0 and 2,370,000 shares issued and outstanding at December 31, 2010
and 2009 respectively	-	2,370
Additional paid-in capital – preferred stock	-	713,567
Common stock, $0.001 par value 100,000,000 shares
authorized; 36,353,648 and 21,953,306 shares issued and
outstanding at December 31, 2010 and 2009, respectively	36,354	21,953
Additional paid-in capital – common stock	20,536,976	17,439,553
Accumulated deficit	(13,863,743)	(12,796,071)
Net stockholders’ equity	6,709,587	5,381,372

Total Liabilities and Stockholders’ Equity	$26,304,547	$26,259,051

See accompanying notes to consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2010	2009
REVENUE - SALES	$99,106,704	$91,094,672
Revenues - sales to related parties	1,134,453	1,056,709
Cost of goods sold	(90,031,105)	(81,871,293)
Gross Profit	10,210,052	10,280,088
EXPENSES
Selling, general and administrative expenses	9,835,092	8,660,504
Depreciation and amortization	1,371,093	1,278,784
Total Expenses	11,206,185	9,939,288
NET OPERATING (LOSS) INCOME	(996,133)	340,800
OTHER INCOME (EXPENSE)
Other income	438,095	347,186
(Loss) gain on disposal of property, plant and equipment	(2,438)	189,892
Interest expense	(537,386)	(495,146)
Interest expense to related parties	(572,674)	(414,596)
Net Other Expenses	(674,403)	(372,664)
LOSS BEFORE INCOME TAXES	(1,670,536)	(31,864)
INCOME TAXES
Federal income tax benefit (expense), deferred	518,669	(18,320)
State income tax benefit (expense), current	4,462	(93,404)
State income tax benefit, deferred	100,290	13,641
NET LOSS	(1,047,115)	(129,947)
LESS: Preferred Dividends	(20,557)	(59,250)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,067,672)	$(189,197)

Net Loss per Share:
Basic	$(0.04)	$(0.00)
Diluted	$(0.04)	$(0.00)
Weighted Average Shares Outstanding:
Basic	24,214,564	22,256,016
Diluted	24,214,564	22,256,016

See accompanying notes to consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,047,115)	$(129,947)
Adjustments to reconcile net loss to cash flows used in operating activities
Stock issued for services and settlement	10,023	39,990
Loss (gain) on disposal of property, plant and equipment	2,438	(189,892)
Depreciation and amortization	1,371,093	1,278,784
Share-based compensation	365,308	300,308
Deferred income taxes	(618,959)	4,679
Changes in assets and liabilities
Accounts receivable	(1,197,675)	(901,993)
Costs in excess of billings on uncompleted contracts	(463,475)	(27,992)
Inventory	501,807	(1,356,723)
Prepaids and other	(1,000)	(1,000)
Accounts payable	953,502	765,357
Accrued expenses	6,224	(344,512)
Other assets	19,733	(316)
Billings in excess of costs on uncompleted contracts	(65,263)	(291,359)

NET CASH USED IN OPERATING ACTIVITIES	(163,359)	(854,616)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposition of property, plant, and equipment	5,000	260,000
Net payments for property, plant and equipment	(602,706)	(4,294,985)

NET CASH USED IN INVESTING ACTIVITIES	(597,706)	(4,034,985)

See accompanying notes to consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2010	2009

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	$23,979	$5,437,939
Payments on notes payable	(633,407)	(2,104,183)
Proceeds from related party notes payable	380,500	-
Payments on related party notes payable	(266,396)	(132,149)
Unearned supplier incentives	(59,486)	(8,788)
NET CASH (USED IN) PROVIDED BY FINANING ACTIVITIES	(554,810)	3,192,819

DECREASE IN CASH AND CASH EQUIVALENTS	(1,315,875)	(1,696,782)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,404,910	4,101,692

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,089,035	$2,404,910

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$528,071	$495,146
Interest paid to related party notes payable	$573,188	$414,596
Taxes refunded (paid)	$4,462	$(91,153)

NON CASH INVESTING AND FINANCING ACTIVITIES
Amortization of deferred compensation as share based compensation	$100,308	$100,308
Issuance of common stock in payment of convertible promissory notes and interest	$-	$39,990
Issuance of common stock for services and settlement	$265,000	$199,999
Issuance of common stock for dividends	$20,557	$66,723
Issuance of common stock relating to conversion of related party debt	$2,000,000	$-
Issuance of common stock relating to acquisition of Premium Homes	$10,023	$-

See accompanying notes to consolidated financial statements.

HEARTLAND & SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2010 and 2009

			Additional			Additional
	Preferred Stock		Paid-In	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2009	2,370,000	$2,370	$713,567	21,379,523	$21,380	$17,033,105	$(12,599,401)	$5,171,021

Common Stock Issued	-	-	-	30,628	30	39,960	-	39,990

Preferred Stock Dividends	-	-	-	137,548	138	66,585	(66,723)	-

Share Based Compensation	-	-	-	405,607	405	299,903	-	300,308

Net Loss	-	-	-	-	-	-	(129,947)	(129,947)

Balance at December 31, 2009	2,370,000	$2,370	$713,567	21,953,306	$21,953	$17,439,553	$(12,796,071)	$5,381,372

Common Stock Issued	-	-	-	11,761,112	11,761	1,998,261	-	2,010,022

Preferred Stock Dividends	-	-	-	62,074	62	20,495	(20,557)	-

Preferred Stock Conversions	(2,370,000)	(2,370)	(713,567)	1,185,000	1,185	714,752	-	-

Share Based Compensation	-	-	-	1,392,156	1,392	363,916	-	365,308

Net Loss	-	-	-	-	-	-	(1,047,115)	(1,047,115)

Balance at December 31, 2010	-	$-	$-	36,353,648	$36,353	$20,536,977	$(13,863,743)	$6,709,587

See accompanying notes to consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE A - PRINCIPLES OF CONSOLIDATION AND NATURE OF BUSINESS

The consolidated financial statements include the accounts of Heartland, Inc. (“Heartland”) and its wholly owned subsidiaries, Mound Technologies, Inc. (“Mound”), Lee Oil Company, Inc. (“Lee”), and Heartland Steel, Inc. (“HS”). Heartland and its subsidiaries are collectively referred to as the “Company”.

Mound is a regional fabricator of structural and miscellaneous steel, with most projects focused in the State of Ohio. Lee operates a wholesale oil distributorship, multiple retail convenient store locations for service within the tri-state area of Kentucky, Virginia, and Tennessee, and manufactured home distributor in southeast Kentucky. HS is a steel distribution and service center focused in the mid-west market and located in the State of Ohio.

All significant intercompany accounts and transactions have been eliminated.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
The Company considers all highly liquid investments held with a maturity of three months or less to be cash equivalents. At December 31, 2010, the Company had approximately $300,000 on deposit with banks in excess of federally insured limits and not otherwise collateralized. Credit risk is subject to the financial strength of these financial institutions.

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

For the periods ending December 31, 2010 and 2009, we have estimated the allowance for bad debts to be $60,078 and $115,724, respectively. Accounts receivable at December 31, 2010 included two customers comprising 9% and 6% of the balance. Two customers comprised 12% and 9% of accounts receivable at December 31, 2009.

All sales taxes collected are netted against sales and accrued as a liability.

Inventory
All inventory is carried at the lower of cost or market. Inventory cost for Mound is determined on the First-In, First-Out (FIFO) method. Lee has four classes of inventory: wholesale oil, retail oil, groceries, and manufactured homes. Wholesale oil cost is determined using the average cost method, retail oil cost is determined using the FIFO method, grocery cost is determined using the retail inventory cost method, and manufactured homes are based on the specific identification method. HS uses the FIFO method.

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
December 31, 2010

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

Lee
Lee recognizes revenue at the point of sale or upon delivery of the products sold.

HS
HS recognizes revenue at the point of sale or upon delivery of the products sold.

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

We recognize a liability of these advance payments at the time of the advancement and ratably remove them over the remaining time period covered in the programs. At December 31, 2010, we have a recognized liability of $734,108 with an estimated current amount of $191,187.

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

Loss Per Share
Basic loss per share assumes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted loss per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants, using the treasury stock method of computing such effects.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Environmental Remediation Costs
Petroleum storage tanks at the Company’s owned and leased facilities are routinely evaluated and inspected for potential leaks as part of the Company’s ongoing monitoring of risks associated with exposure to environmental remediation costs. In addition, by paying annual fees in Tennessee and Kentucky and by complying with Tennessee, Kentucky and Virginia state regulations governing the storage tanks, the Company is able to take advantage of liability limits, provided in the applicable state regulations, for costs of clean-up in the event of a storage tank leak. Management has concluded that the risk of incurring material costs associated with clean-up of a storage tank leak is remote and, as such, no amounts have been accrued in the 2010 or 2009 balance sheets related to environmental remediation liabilities.

Reclassification
Certain amounts in the 2009 Financial Statements have been reclassified to conform to the presentation used in the 2010 Financial Statements.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest Rate Swap Agreements
The Company has entered into interest rate swap agreements to obtain lower fixed interest rates than available through traditional financing. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The swap agreements qualify as derivative instruments and are recorded at fair value with any gains or losses associated with the derivative instrument recorded in earnings. During 2010, there were no gains or losses associated with the derivatives. See NOTE F for a description of the terms of the agreements.

NOTE C – INVENTORIES

Inventory at December 31 consisted of the following:

	2010	2009

Mound	$1,156,280	$1,202,409
Lee:
Wholesale Fuel	588,203	530,794
Retail Fuel	849,526	674,232
Groceries	907,238	918,983
Manufactured Homes	355,386	-
HS	151,545	805,940
	$4,008,178	$4,132,358

NOTE D - BANK LINE OF CREDIT

Heartland has a $1,200,000 line of credit with Citizens Bank of which $25,000 of the amount was available at December 31, 2010. The line matures November 5, 2011, bears a current interest rate of 5.00% as of December 31, 2010 and is secured by the assets of Heartland. The line has an adjustable interest rate clause that is tied to changes in an independent index which is the Wall Street Prime as printed in the Wall Street Journal and can go no lower than 5.00% and no higher than 18.00%.

NOTE E - NOTES PAYABLE

Notes payable consist of long-term notes entered into with various financial institutions, related parties, or third parties for the purchase of property and equipment with a carrying value of $12,426,502 at December 31, 2010. The assets purchased with these notes serve as collateral for the individual notes as well as substantially all other assets of the Company.

The following tables give the notes and terms along with maturities at December 31:

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE E - NOTES PAYABLE (Continued)

	Expiration	Interest
	Date	Rate	2010	2009

Bank Notes

Choice Financial	10/1/11	7.75%	2,977,924	3,100,486

Commercial Bank (1)	4/18/11	6.50%	1,984	7,735

Commercial Bank (1)(10)	6/27/28	6.00%	1,075,207	1,109,296

Commercial Bank (1)	6/3/29	6.25%	601,883	616,792

Commercial Bank (1)(12)	1/26/25	6.00%	289,614	-

Commercial Bank (1)	5/5/15	7.00%	27,007	-

Citizens Bank (6)	6/20/13	6.00%	153,222	219,575

People's Community (2)	8/1/23	3.25%	775,315	821,918

First Community	8/7/14	6.25%	759,560	793,553

Commercial Bank (1)(7)	9/1/30	3.26%	839,680	861,538

Commerical Bank (1)	4/23/13	8.00%	15,182	20,677

Commerical Bank (1)	2/8/14	6.50%	31,753	40,390

Commerical Bank (1)	1/1/14	6.00%	23,357	29,935

Commerical Bank (1)(7)	6/8/29	3.26%	2,375,079	2,394,133

Commerical Bank (1)	3/21/11	8.00%	50,000	-

PNC	2/25/14	6.25%	19,466	-

			$ 10,016,233	$ 10,016,028

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE E - NOTES PAYABLE (Continued)

	Expiration	Interest
	Date	Rate	2010	2009
Third Party Notes

Lee Holding Company (3)	10/1/28	8.00%	$ 550,850	$ 1,582,391

Gary D. Lee (4)	10/1/28	8.00%	550,850	1,582,391

Sam Mars (6)(8)	5/1/12	7.00%	30,722	50,651

Sam Mars (6)(8)	6/25/18	7.00%	189,360	207,918

Sam Mars (6)(8)	5/16/20	7.00%	229,740	246,319

Mars Properties (6)	12/25/12	6.00%	153,897	224,212

Shoemaker Dist	10/1/13	6.00%	181,030	241,206

Petro Marketing (9)	9/30/15	4.50%	203,723	251,304

Helen Miller (5)	4/15/13	0.00%	113,243	163,069

State of Ohio	4/15/10	0.00%	-	28,706

Sector Technologies	7/1/14	6.00%	149,505	225,214

US Financial Services	7/1/11	24.50%	4,783	18,185

Intech Funding Corp.	4/24/13	4.00%	31,842	40,361

Wells Fargo Financial	9/1/12	22.50%	8,124	9,028

Lee Holding Company (3)(11)		8.50%	355,385	-

			$ 2,753,054	$ 4,870,955

(1) Related Party - Terry Lee - CEO of Commercial Bank and CEO of the Company
(2) Interest Rate is variable and is based on the prime lending rate.
(3) Related Party – Terry Lee, Managing Partner of Lee Holding Company and CEO of the Company
(4) Related Party – Gary Lee, Vice-President of Lee Oil and relative of Terry Lee, CEO of the Company
(5) Related Party – Relative of Tom Miller, President of Mound
(6)    Notes are due upon demand. Per terms of each agreement, the date listed as expiration date corresponds to the stipulated amortization period with the notes. All lenders , except Citizens Bank, have waived their right to call the notes until January 1, 2012 and as such, these notes have been classified as long-term debt.

(7) The Company has interest rate swap agreements for these notes (see NOTE F).
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

(11) Floor plan loan for manufactured home sales. Repayment due upon sale of manufactured home inventory.
(12) Interest rate is fixed until January 2015 at which time the rate will become variable, computed at 6% above federal discount rate. The rate is adjusted annually after January 2015, can not exceed 15.5% and can not change by more than 2% annually.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE E - NOTES PAYABLE (Continued)

At December 31, 2010, minimum future principal payments over the next five years and in the aggregate are as follows:

		Due In
		2011	2012	2013	2014	2015	Thereafter

Total Debt	12,769,287	4,097,926	730,529	553,750	1,096,445	347,526	5,943,111
Less: Current	(4,097,926)
Long-Term Debt	8,671,361

NOTE F – INTEREST RATE SWAP AGREEMENTS

During 2010, the Company entered into two interest rate swap agreements with Commercial Bank, a related party, for notes payable with a notional amount of $3,214,759 at December 31, 2010. The notes payable bear a variable interest rate of LIBOR plus 3%, or 3.26% at December 31, 2010. The agreements convert the company’s floating-rate debt to a fixed rate basis of 5.82%. These agreements became effective October 1, 2010 with a termination date of September 1, 2020.

NOTE G – OTHER RELATED PARTY TRANSACTIONS

Issuance of Stock to Related Parties

2010

Issued 106,617 common shares to Board Members for services rendered valued at $30,000.

Issued 35,539 common shares to Chief Financial Officer for services rendered valued at $10,000.

Issued 5,555,556 common shares to Lee Holding Company for debt reduction valued at $1,000,000. Terry Lee is the managing partner of Lee Holding Company and CEO of the Company.

Issued 5,555,556 common shares to Gary Lee for debt reduction valued at $1,000,000. Gary Lee is the vice-president of Lee Oil and relative of Terry Lee.

Issued 625,000 common shares to Thomas C. Miller for employment incentive valued at $112,500. Mr. Miller is the Chief Operations Officer of Mound and Board Member.

Issued 625,000 common shares to Randy Frevert for employment incentive valued at $112,500. Mr. Frevert is the Chief Operations Officer of Heartland Steel and Board Member.

Issued 325,000 common shares to Lee Holding Company for Premium Homes acquisition valued at $5,011. Terry Lee is the managing partner of Lee Holding Company and CEO of the Company.

Issued 325,000 common shares to Terry Lee for Premium Homes acquisition valued at $5,011. Terry Lee is the CEO of the Company.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE G – OTHER RELATED PARTY TRANSACTIONS (Continued)

2009

Issued 166,528 common shares to Chief Executive Officer for salary valued at $80,000.

Issued 239,079 common shares to Board Members for services rendered valued at $120,000.

Issued 6,246 common shares to Dr. Kenneth Farris, a former Board Member, for the preferred stock dividend earned for the year of 2009 valued at $3,000.

Other Transactions with Related Parties

During the year ended December 31, 2010, Lee Oil sold approximately 490,000 gallons of diesel fuel to a mining company of which Terry Lee, the Company CEO, is a 33% owner. The total amount invoiced for these gallons sold was approximately $1.1 million.

During 2010 and 2009, Lee leased property from L&M Ventures of whom Terry Lee, the Company CEO, is a 50% owner. In addition, during 2010 and 2009, Lee leased property from Lee Holding Company of which Terry Lee is the managing partner. The lease payments for both of these agreements approximated $65,000 per year.

NOTE H - STOCKHOLDERS’ EQUITY

Preferred Stock

In January 2007, the Board of Directors approved the authorization of 5,000,000 shares of Series A Convertible Preferred Stock - par value $0.001.  As of December 31, 2009, the Company had 2,370,000 shares of Series A Convertible Preferred Stock issued and outstanding. The preferred stock has a face value of $0.25 per share and the basis of conversion is two shares of the Company’s common stock for each share of preferred stock.  The preferred stock has liquidation priority rights over all other stockholders.  The preferred shares carry a 10% annual stock dividend for the three years they are outstanding prior to conversion.  The stock dividends for 2009 and 2010 have been paid with the issuance of common shares of stock.

The preferred shares can be converted at any time at the option of the stockholder or will convert automatically at the end of three years into the Company’s common stock. During the year ended December 31, 2010, all the outstanding shares of preferred shares were either converted at the shareholders request or through the automatic conversion feature.

The preferred shares include a Series A and Series B common stock purchase warrant.  The Series A warrant allows the holder to purchase 20% of the number of preferred shares purchased at $0.75 per share; the Series B warrant allows the holder to purchase 20% of the number of preferred shares purchased at $1.00 per share. Both series of warrants are exercisable over a three-year period.  The Company can call in the warrants after 12 months if the price of the common stock in the market is 150% of the warrant price for 10 consecutive days (i.e. $1.13 for the A warrant and $1.50 for the B warrant).

At December 31, 2009 there were 474,000 Series A warrants and 474,000 Series B warrants outstanding. At December 31, 2010 there were no Series A or Series B warrants outstanding due to all preferred shares having been converted into common shares as described above.

Common Stock

During the year ended December 31, 2010, the Company authorized total issuances of 14,421,175 shares of common stock of which 20,833 were cancelled during the second quarter. The issuances related to the following:

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE H - STOCKHOLDERS’ EQUITY (Continued)

Common Stock (Continued)

Heartland - Stock Issuances
2010

Description	Quantity	Stock Price
Stock Dividends	61,791	Average Stock Price $0.33 (1)
Preferred Share Conversions	1,185,000	Average Stock Price $0.60 (2)
Board Compensation	142,439	Average Stock Price $0.28 (3)
Conversion of Debt	11,111,112	Conversion Rate $0.18 (4)
Employment Incentives	1,250,000	Average Stock Price $0.18 (5)
Board Approved Issuance	650,000	Average Stock Price $0.02 (6)
	14,400,342

(1) Average of all issuances based on common stock price up through individual conversion dates.
(2) Average of all issuances based on value of preferred shares prior to conversion.
(3) Average of all issuances based on closing price on March 15th and June 15th.
(4) Per stock for debt agreement and based on closing stock prices during the month of August.
(5) Two issuances both valued at $0.18 per share.
(6) Stock issued relating to book value of Premium Homes acquisition.

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
(5) Issuance of stock for equipment valued at $7,500 on December 14, 2009

Per an Executive Employee Agreement entered into June 28, 2007 (amended October 1, 2008) with Terry Lee, the Company’s CEO, the Company issued 500,000 common shares valued at $180,000. The Company also granted five year employee non-statutory stock options to purchase 911,252 shares of common stock at an exercise price of $.66 per share.  The options were valued at $240,883 using the Black-Scholes option–pricing model.  The total amount of $420,883 is being amortized over four years with $86,928 having been included in common stock and additional paid in capital during 2010 and 2009. All shares issued under this option would be restricted and any portion of the option not exercised by June 26, 2024 will expire.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

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

The two stock options used the following variables in calculation of the assigned value:

Grant Date	June 28, 2007	January 1, 2009
Expected Life	5 years	5 years
Expected Volatility	111.84%	45.33%
Risk Free Interest Rate	2.50%	1.75%
Expected Dividends	--	--

The following table summarizes the Company’s employee stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Fair Value at Grant Date

Outstanding at January 1, 2009	911,252	$0.66	3.75	$0.26
Granted	250,000	1.00	5.00	0.27
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expirations	-	-	-	-
Oustanding at December 31, 2009	1,161,252	0.73	3.02	0.26
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expirations	-	-	-	-
Vested and Exercisable at December 31, 2010	692,318	$0.71	$1.93	$0.26

NOTE I - INCOME TAXES

The Company files a consolidated Federal income tax return. Prior to 2008, the Company had erroneously not filed federal tax returns. The Company filed tax returns from 2003 through 2009 on the GAAP basis of accounting and did not comply with the Internal Revenue Code requirements. As such, there may be unidentified timing differences and penalties resulting from those erroneous filings. Because of these uncertainties, it is at least reasonably possible that the tax benefit recorded for 2010 or previous periods may change in the near term. The Internal Revenue Service has not notified the Company of any scheduled examinations of the Company’s returns. Due to the federal carry-forward losses available to the Company, the Company does not anticipate any significant tax liabilities or interest due.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE I - INCOME TAXES (Continued)

The federal carry-forward losses available to the Company as of December 31, 2010 aggregate approximately $4,000,000 to offset future taxable income of which approximately $700,000 expires in 2025, approximately $600,000 expires in 2026, approximately $1,400,000 expires in 2027, and approximately $1,300,000 expires in 2030.

The future benefit of these carry-forward losses may be limited on an annual basis and in total under Section 382 of the United States Internal Revenue Code as a result of ownership changes and depending on the extent of any future ownership changes.

Temporary differences which give rise to deferred taxes are summarized as follows at December 31:

Deferred Tax Assets:
	2010	2009
Allowance for bad debts	$24,031	$46,290
Unearned supplier incentives	293,643	317,438
Vacation accrual	-	6,119
Employee stock options	132,403	92,280
Net operating loss carryforwards	1,550,008	1,043,136
Total Deferred Tax Assets	2,000,085	1,505,263

Deferred Tax Liabilities:

Depreciation	63,056	79,650
Purchase price allocation	822,797	930,340
Total Deferred Tax Liabilities	885,853	1,009,990

Net deferred tax assets	1,114,232	495,273
Less: Portion classified as current asset	(156,434)	(138,570)
Portion classified as long-term asset	$957,798	$356,703

The reconciliation of income tax expense computed at the U.S. Federal Statutory tax rates to the income tax expense (benefit) recorded for the years ended December 31 is as follows:

	2010	2009
Federal income tax benefit	$(567,982)	$(10,834)
Effect of permanent differences	49,313	19,522
State income taxes, (benefit) expense	(104,752)	91,222
Other	-	(1,827)
Net income tax (benefit) expense	$(623,421)	$98,083

NOTE J – OPERATING LEASES

The Company maintains a number of leases on various pieces of real property. These leases are primarily the operating leases at the various retail locations of Lee and require us to pay the related taxes, insurance and maintenance costs associated with those properties.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE J – OPERATING LEASES (Continued)

At December 31, 2010, the minimum future lease payments over the next five years and in the aggregate are as follows:

Year	Amount
2011	$273,760
2012	264,364
2013	147,650
2014	90,000
2015	90,000
Thereafter	370,000

Rental expense totaled $405,320 for 2010 and $421,502 for 2009.

NOTE K – CONTINGENCIES

The Company is subject to various claims in the ordinary course of business but believes their ultimate resolution will have no material adverse effect on its financial condition, results of operations or cash flows.

NOTE L – BUSINESS SEGMENTS

The Company analyzes its assets, liabilities, cash flows, and results of operations by subsidiary. The Company relies on management at the first-level subsidiary (Mound, Lee, HS) to analyze the subsidiary and report to Heartland. As a result, the Company makes its financial decisions based on the overall performance of the first level subsidiaries.

The following table reflects the Company’s segments at December 31, 2010:

	Holding	Oil	Steel	Steel
	Company	Distributor	Fabricator	Distributor
	(Heartland)	(Lee)	(Mound)	(HS)	Total

Revenues from External Customers	$-	$86,178,721	$11,625,103	$2,437,333	$100,241,157
Intersegment Revenues	1,058,378	-	-	1,062,373	2,120,751
Depreciation Expense	270,780	745,734	157,539	197,040	1,371,093
Interest Expense	525,430	280,508	57,681	246,441	1,110,060
Income Tax Benefit	623,421	-	-	-	623,421
Net (Loss) Income From Operations
Before Income Taxes	(1,359,027)	351,433	432,462	(1,095,404)	(1,670,536)
Total Assets	2,915,453	12,171,723	7,511,585	3,705,786	26,304,547
Capital Expenditures	-	292,373	147,883	162,450	602,706

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE L – BUSINESS SEGMENTS (Continued)

The following table reflects the Company’s segments at December 31, 2009:

	Holding	Oil	Steel	Steel
	Company	Distributor	Fabricator	Distributor
	(Heartland)	(Lee)	(Mound)	(HS)	Total

Revenues from External Customers	$-	$78,116,133	$12,740,995	$1,294,253	$92,151,381
Intersegment Revenues	1,090,941	-	-	655,191	1,746,132
Depreciation Expense	271,260	770,935	143,811	92,778	1,278,784
Interest Expense	536,244	280,674	58,345	34,479	909,742
Income Tax Expense	98,083	-	-	-	98,083
Net (Loss) Income From Operations
Before Income Taxes	(1,586,351)	701,310	1,225,104	(371,928)	(31,864)
Total Assets	2,591,731	11,932,419	7,169,555	4,565,346	26,259,051
Capital Expenditures	20,994	1,269,201	100,218	2,904,572	4,294,985

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A.           CONTROLS AND PROCEDURES

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

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

During 2010, certain elements of the internal control system that may prevent the possibility of a misstatement being prevented or detected on a timely basis were found to be missing. These elements related principally to the segregation of duties and oversight in the financial reporting. Management will continue to monitor the identified material weakness and take the necessary steps to mitigate the possible impact on the Company’s financial statements.

The presence of these material weaknesses does not mean that a material misstatement has occurred in our financial statements, but only that our present controls might not be adequate to detect or prevent a material misstatement in a timely manner. Management believes that the material weaknesses set forth above did not have an effect on our financial results.

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2010 that have materially affected or reasonably linked to materially affect our internal control over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Company to provide only management’s report in this Annual Report.

ITEM 9B.           OTHER INFORMATION

PART III

ITEM 10.          DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE

The directors and officers of our Company are set forth below. The directors held office for their respective term and until their successors were duly elected and qualified. Vacancies in the existing Board were filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	With Company Since	Director/Position
Terry L. Lee	53	06/2007	CEO, Chairman of the Board

Thomas C. Miller	55	12/2003	Secretary and Director

Mitchell L. Cox, CPA	49	09/2007	Chief Financial Officer

Trent Sommerville(2)	43	12/2003	Director

Randy Frevert	54	3/2008	Director

Dr. Kenneth B. Farris(1)	61	4/2004	Director

(1) Dr. Farris resigned his position on the Board on January 11, 2010.
(2) Trent Sommerville resigned his position on the Board on April 10, 2010.

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

MR. TRENT SOMMERVILLE – FORMER DIRECTOR

Mr. Sommerville was elected as Director and Chairman of the Board on December 1, 2003.  Mr. Sommerville has been appointed as our Chief Executive Officer and served in that capacity from December 1, 2003 until June 27, 2007 when Terry L. Lee was appointed to serve in that capacity.  Mr. Sommerville attended Perkingston College. Mr. Sommerville worked at Anjet where he obtained NASD Series 22 and Series 63 licenses. Following his experience there, Mr. Sommerville started at IGE Capital where he has been actively involved in many venture capital opportunities including FYBX Corporation, Cyber Operations, Way Cool 3D, and PMI Wireless.

Mr. Sommerville resigned his position on the Board effective April 10, 2010.

MR. THOMAS C. MILLER – SECRETARY AND DIRECTOR

Mr. Miller has been with the Registrant since 2003 when it acquired Mound Technologies, Inc.  Mr. Miller was elected to the Board of Directors on May 23, 2006, and as its Chief Operating Officer on September 27, 2006.  From May 23, 2006 to September 27, 2006, Mr. Miller acted as the Registrant’s Chief Executive Officer.  Mr. Miller graduated from Ohio State University with a Bachelor of Science degree in Civil Engineering in 1978 and continued his education at the University of Dayton where he received a Master of Business Administration degree in 1983.  He is a registered engineer in the state of Ohio.  Mr. Miller started on the shop floor at Mound Steel Corporation as a welder.  He spent time working in the engineering and sales department before becoming Vice President of Sales and Quality in 1986.  He became President of Mound Steel Corporation in 1990.  The additional title of Chief Executive was added to his responsibilities in 2001.  In November of 2002, Mr. Miller became Chief Executive officer of Mound Technologies, Inc.  In 1988 he was elected to the Lebanon City Council.  He was re-elected in 1992 and served as Vice Mayor during that time period.  Mr. Miller has served on various local boards including the Middletown Regional Hospital Foundation, Dan Beard Council of Boy Scouts of America, and the Warren County Business Advisory Council.  In addition to his new position as President and Chief Operating Officer of the Registrant, Mr. Miller will continue as President of the Registrant’s subsidiary Mound Technologies, Inc.

RANDY FREVERT – DIRECTOR

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

DR. KENNETH B. FARRIS – FORMER DIRECTOR

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

Dr. Farris resigned his position on the Board effective January 11, 2010.

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

The total number of meetings of the Board of Directors during the fiscal year ended December 31, 2010 was three. The Board of Directors did not decide any matters by written consent. Each of the incumbent directors attended a majority of (i) the meetings of the Board during the year and (ii) the total number of meetings of all committees of the Board on which the incumbent directors served.

The Compensation Committee did not meet during the year ended December 31, 2010. All matters addressed by the Compensation Committee were decided on by the Board of Directors. The function of the Committee is to approve stock plans and option grants and review and make recommendations to the Board of Directors regarding executive compensation and benefits.

As of December 31, 2010 and with the resignation of Dr. Farris and Trent Sommerville, the Audit Committee duties have been taken up by the Board. Responsibilities of the Committee include (1) reviewing financial statements and consulting with the independent auditors concerning the Company's financial statements, accounting and financial policies, and internal controls, (2) reviewing the scope of the independent auditors' activities and the fees of the independent auditors, and (3) reviewing the independence of the auditors. We are currently looking at other means of carrying out these duties since the majority of the members of the Audit Committee need to meet the independence standards established by the National Association of Securities Dealers.

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

Although the principal compensation of our executive officers will be salary, we may provide officers with equity-based incentives.  The base salary level and the nature and amount of equity-based incentives is established and reviewed by the Board of Directors based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. In determining base salary, we give consideration to persons holding similar positions within comparable peer companies and consideration is given to the executive’s relative experience in his or her position.  Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

The following table provides summary information for the years 2010 and 2009 concerning cash and non-cash compensation paid or accrued by us to or on behalf of the president and the only other employee(s) to receive compensation in excess of $100,000.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Terry L Lee	2010	193,436	-	10,000	86,928	-	-	-	290,364
CEO and Chairman	2009	60,000	-	100,000	86,928	-	-	-	246,928

Tom Miller	2010	140,000	-	122,500	-	-	-	-	262,500
COO - Mound and Secretary	2009	189,060	-	20,000	-	-	-	-	209,060

Randy Frevert	2010	158,600	-	122,500	13,380	-	-	-	294,480
COO - HS and Director	2009	160,000	-	20,000	13,380	-	-	-	193,380

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Not Vested (#)	Market Value of Shares or Units of Stock Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Units Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Units Not Vested ($)
Terry Lee	592,318	318,934		$0.66	6/26/2024	NA	NA	NA	NA
Randy Frevert	100,000	150,000		$1.00	12/31/2013	NA	NA	NA	NA

No other annual compensation, including a bonus or other form of compensation; and no long-term compensation, including restricted stock awards, securities underlying options, LTIP payouts, or other form of compensation, were paid to these individuals during this period.

COMPENSATION AGREEMENTS

The Company has entered into an employment contract with Terry L. Lee as the CEO and is detailed in the 8-K filed on June 28, 2007. The five year employment contract calls for a base salary of $120,000 a year which is actually a one year contract with the option to automatically renew for four additional one year periods. In addition to the base salary, Mr. Lee was granted 500,000 shares of common stock and an option to purchase additional shares over the term of the five-year contract. Currently, no portion of this option has been exercised. With Board approval, Mr. Lee’s contract was renewed to reflect an adjusted base salary of $140,000 a year. During 2008, Mr. Lee received 251,892 shares of common stock during the year in payment of accrued wages established in the employment contract.  The value assigned to these shares was $120,667. During 2009, Mr. Lee received 166,528 shares valued at $80,000 for payment of accrued wages from the employment contract. During 2010, Mr. Lee received payments totaling $94,642 and is still owed $45,358 in accrued wages for 2010.

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

BOARD COMPENSATION

Members of our Board of Directors do not normally receive cash compensation for their services as Directors, although some Directors are reimbursed for reasonable expenses incurred in attending Board or committee meetings. All corporate actions are conducted by unanimous written consent of the Board of Directors. There were 106,617 shares of common stock issued in 2010 for members of the Board as compensation. These shares were issued based on the closing price of the shares on the fifteenth of the third month of each quarter. Total value given to the shares issued as Board compensation in 2010 was $30,000.  Below is a table summarizing the compensation for each of the directors during the last fiscal year:

Name	Cash Pd	Stock	Option	Non-Equity	Nonqualified	All Other	Total
	($)	Awards	Awards	Incentive	Deferred	($)	($)
		($)	($)	Plan ($)	($)
Terry Lee	-	10,000	-	-	-	-	10,000
Tom Miller	-	10,000	-	-	-	-	10,000
Randy Frevert	-	10,000	-	-	-	-	10,000

STOCK OPTION PLANS

The Company has two employee non-statutory stock option agreements. Option 1, as detailed in Form 8-K filed on June 28, 2007, was granted with Board approval to Terry L. Lee and contains the option to purchase 911,252 shares of common stock at an exercise price of $0.66 over a pro-rata four-year basis. All shares issued under this option would be restricted and any portion of the option not exercised by June 26, 2024 will expire.

Option 2 was granted with Board approval to Randy Frevert and contains the option to purchase 250,000 shares of common stock at an exercise price of $1.00 over a pro-rate five-year basis. All shares issued under this option would be restricted and any portion of the option not exercised by December 31, 2013 will expire.

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

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 2, 2010, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

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

SECURITY OWNERSHIP OF BENEFICIAL OWNERS, MANAGEMENT AND DIRECTORS:
None

SECURITY OWNERSHIP OF MANAGEMENT:

Title of Class	Name	Shares	Percent

Common Stock	Gary Lee	0	*

Common Stock	Thomas Miller	0	*

Common Stock	Terry L. Lee (2)	19,063,362	52.4%

Common Stock	Randy Frevert	0	*

Common Stock	Mitchell L. Cox	0	*
Common Stock	Diversified Companies Inc. (2)	19,063,362	52.4%
All Directors and Executive Officers as a group (6 persons)		19,063362	52.4%

* Less than 1%
(1)
These tables are based upon 36,353,648 shares outstanding as of March 28, 2011 and information derived from our stock records. Unless otherwise indicated in the footnotes to these tables and subject to community property laws where applicable, we believe unless otherwise noted that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days as of March 28, 2011. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on March 28, 2011 any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)  Mr. Lee serves as the Chairman and CEO of Diversified Companies Inc. (“DCI”) and, as a result the ownership of DCI in the Company is attributed to Mr. Lee.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDANCE.

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

During the year ended December 31, 2010, Lee Oil sold 490,000 gallons of diesel fuel to a mining company of which Terry Lee, the Company CEO, is a 33% owner. The total amount invoiced for these gallons sold was approximately $1.1 million.

During the year ended December 31, 2010, Lee Oil leased a piece of property from L&M Ventures of which Terry Lee, the Company CEO, is a 50% owner. The lease payments totaled $64,800 for the year.

Lee Holding Company of which Terry Lee, the Company CEO, is the managing partner, purchased a piece of property in June from D&B Properties, Inc. Lee Oil had been leasing the property from D&B Properties and continues to lease the property. The lease payments for 2010 totaled $64,800.

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

 ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2010 and December 31, 2009 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

(i) Audit Fees

FIRM	FISCAL YEAR 2010	FISCAL YEAR 2009
Coulter & Justus, PC	$240,000	$225,000

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

AUDIT-RELATED FEES.
Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” There were no Audit-Related services provided in fiscal 2010 or 2009.

TAX FEES.	Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES.	Consists of fees for products and services other than the services reported above.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company’s policy is for the Board of Directors’ to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, and tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company’s Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

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

HEARTLAND INC. (Registrant)

Date: March 30, 2011	By:	/s/ Terry Lee
Terry Lee
Chief Executive Officer And Chairman of the Board of Directors
(Principal Executive Officer)

Date: March 30, 2011	By:	/s/ Mitchell Cox
Mitchell Cox
Chief Financial Officer (Principal Financial Accounting and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Terry Lee	Terry Lee	Chief Executive Officer, Chairman & Director	March 30, 2011

/s/ Mitchell Cox	Mitchell Cox	Chief Financial Officer	March 30, 2011

/s/ Thomas C. Miller	Thomas C. Miller	Secretary & Director	March 30, 2011

/s/ Randy Frevert	Randy Frevert	Director	March 30, 2011