Form 10-Q
period 2011-03-31
HEARTLAND, INC.
filed 2011-05-16
CIK 1084415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of May 10, 2010, there were 36,353,648 shares of common stock, $0.001 par value per share, outstanding.

HEARTLAND, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2011	2010
	(Unaudited)

CURRENT ASSETS
Cash	$1,425,125	$1,089,035
Accounts receivable, net	5,068,771	6,612,134
Accounts receivable - related parties	358,808	373,412
Inventory	4,132,590	4,008,178
Prepaid expenses and other current assets	1,308,896	788,793
Total current assets	12,294,190	12,871,552

PROPERTY, PLANT AND EQUIPMENT, net	12,152,055	12,426,502

OTHER ASSETS	1,313,614	1,006,493

Total assets	$25,759,859	$26,304,547

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2011	2010
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$4,040,259	$4,460,294
Line of credit	1,188,359	1,175,000
Current portion of notes payable	3,377,210	3,426,368
Current portion of notes payable to related parties	678,911	671,558
Other current liabilities	906,930	647,458
Total current liabilities	10,191,669	10,380,678

Notes payable, less current portion	2,529,462	2,441,845
Notes payable to related parties, less current portion	6,113,579	6,229,516
Other long-term liabilities	498,923	542,921
Total liabilities	19,333,633	19,594,960

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value 100,000,000 shares
authorized; 36,353,648 shares issued and
outstanding at March 31, 2011 and December 31, 2010, respectively	36,354	36,354
Additional paid-in capital – common stock	20,556,233	20,536,976
Accumulated deficit	(14,166,361)	(13,863,743)
Net stockholders’ equity	6,426,226	6,709,587

Total Liabilities and Stockholders’ Equity	$25,759,859	$26,304,547

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended
	March 31,
	2011	2010

SALES	$25,738,619	$21,682,397
Sales - related parties	378,964	227,073
Cost of goods sold	(23,823,842)	(19,492,115)
Gross profit	2,293,741	2,417,355
OPERATING EXPENSES	2,635,243	2,657,187
NET OPERATING LOSS	(341,502)	(239,832)
Other expenses	(28,625)	(11,445)
Interest expense - related parties	(109,950)	(144,240)
LOSS BEFORE INCOME TAXES	(480,077)	(395,517)
Federal and state income taxes
Income taxes, current period	(44,777)	(4,613)
Income tax benefit, deferred	222,236	153,569
NET LOSS	(302,618)	(246,561)
LESS: Preferred Dividends	-	(13,742)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(302,618)	$(260,303)

Net loss per share:
Basic:	$(0.01)	$(0.01)
Diluted:	(0.01)	$(0.01)
Weighted average shares outstanding
Basic:	36,353,648	22,034,312
Diluted:	36,353,648	22,034,312

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended
	March 31,
	2011	2010

NET CASH PROVIDED BY OPERATING ACTIVITIES	$461,757	$1,236,268

CASH FLOWS FROM INVESTING ACTIVITIES
Net payments for property, plant and equipment	(78,151)	(147,466)
NET CASH USED IN INVESTING ACTIVITIES	(78,151)	(147,466)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from notes payable	51,818	126,101
Net payments on notes payable to related parties	(99,334)	(37,545)
NET CASH (USED IN) PROVIDED BY FINANING ACTIVITIES	(47,516)	88,556

INCREASE IN CASH	336,090	1,177,358

CASH, BEGINNING OF PERIOD	1,089,035	2,404,910

CASH, END OF PERIOD	$1,425,125	$3,582,268

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$128,484	$104,249
Interest paid - related parties	$109,950	$144,240
Income taxes paid	$-	$4,613

NON CASH INVESTING AND FINANCING ACTIVITIES
Amortization of deferred compensation as share based compensation	$19,257	$25,076
Issuance of common stock for services and settlement	$-	$25,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2011

NOTE A	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Regulation S-K promulgated by the Securities and Exchange Commission (“SEC”) and do not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, these interim financial statements include all adjustments, which include only normal recurring adjustments, necessary in order to make the financial statements not misleading.  The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on Form 10-K.

The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statement of that date, but does not include all of the information and notes required by accounting principles generally accepted in United States of America for complete financial statements.

NOTE B	EARNINGS PER SHARE

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

NOTE C	BUSINESS SEGMENTS

The consolidated financial statements include the accounts of Heartland, Inc. (“Heartland”) and its wholly owned subsidiaries, Mound Technologies, Inc. (“Mound”), Lee Oil Company, Inc. (“Lee Oil”), and Heartland Steel, Inc. (“HS”).All significant intercompany accounts and transactions have been eliminated.

The following tables reflect the Company’s segments at March 31, 2011 and 2010:

Company segments as of and for the period ended March 31, 2011:

	Holding	Oil	Steel	Steel
	Company	Distributor	Fabricator	Distributor
	(Heartland)	(Lee Oil)	(Mound)	(HS)	Total

Revenues	$-	$22,931,189	$2,816,243	$370,151	$26,117,583
Intersegment Revenues	211,499	-	-	242,978	454,477
Income (Loss)
Before Income Taxes	(306,815)	(114,325)	156,052	(214,989)	(480,077)

Total Assets	$3,040,668	$11,635,711	$7,536,856	$3,546,624	$25,759,859

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2011

NOTE C	BUSINESS SEGMENTS (Continued)

Company segments as of and for the period ended March 31, 2010:

	Holding	Oil	Steel	Steel
	Company	Distributor	Fabricator	Distributor
	(Heartland)	(Lee Oil)	(Mound)	(HS)	Total

Revenues	$-	$18,947,764	$2,535,612	$426,094	$21,909,470
Intersegment Revenues	264,594	-	-	524,227	788,821
Income (Loss)
Before Income Taxes	(391,204)	(2,410)	235,700	(237,603)	(395,517)

Total Assets	$2,685,655	$11,551,160	$7,514,620	$4,250,781	$26,002,216

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OERATION.

The following discussion should be read in conjunction with the financial statements included in this Form 10-Q.The following discussion and analysis provides certain information, which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the quarterly period ended March 31, 2011. The statements contained in this section that are not historical facts are forward-looking statements that involve risks and uncertainties.  Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as  “believes,” “expects,” “may,” “will,” should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in our various filings with the SEC, or press releases or oral statements made by or with the approval of our authorized executive officers.

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

Results of Operations

Three months ended March 31, 2011 as compared to the three months ended March 31, 2010

Revenues. Revenues increased for the three months ended March 31, 2011 to $26,117,583 from $21,909,470 for the three months ended March 31, 2010. The increase in revenue of $4,208,113 was primarily a result of price increases in the products being sold.

Cost of Goods Sold. Cost of Goods Sold increased for three months ended March 31, 2011 to $23,823,842 from $19,492,115 for the three months ended March 31, 2010. The increase in the cost of goods sold of $4,331,727 was primarily a result of price increases in the products being sold.

Gross Profit. Gross Profits decreased for three months ended March 31, 2011 to $2,293,741 in comparison to $2,417,355 for the three months ended March 31, 2010. One of the contributing factors for the decrease in gross profit was higher fuel costs which resulted in higher freight costs in all segments of the business. These freight differences should be picked back up in future periods once the fuel prices begin to level back off and the new freight rates can be passed along to the customers.

Expenses. Operating expenses decreased slightly to $2,635,243 in the three months ended March 31, 2011 compared to $2,657,187 for the three months ended March 31, 2010.

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

The Company generated $461,757 from operating activities during the three months ended March 31, 2011. This was primarily a result in collection of outstanding receivables.

As of March 31, 2011, the Company believes that cash on hand, cash generated by operations, and available bank borrowings will be sufficient to pay trade creditors, operating expenses in the normal course of business, and meet all of its bank and subordinate debt obligations for the next 12 months.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

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

Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of equity securities in the quarter ending March 31, 2011.

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

HEARTLAND, INC.
(Registrant)

Date: May 16, 2011	By:	/s/ Terry L. Lee
Terry L. Lee
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Mitchell L. Cox, CPA
Mitchell L. Cox
Chief Financial Officer
(Principal Financial
and Accounting Officer)