Form 10-Q
period 2011-06-30
HEARTLAND, INC.
filed 2011-08-15
CIK 1084415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of July 22, 2011, there were 36,353,648 shares of common stock, $0.001 par value per share, outstanding.

HEARTLAND, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2011	2010
	(Unaudited)

CURRENT ASSETS
Cash	$1,337,213	$1,089,035
Accounts receivable, net	5,487,783	6,612,134
Accounts receivable - related parties	693,167	373,412
Inventory	3,920,807	4,008,178
Prepaid expenses and other current assets	957,939	788,793
Total current assets	12,396,909	12,871,552

PROPERTY, PLANT AND EQUIPMENT, net	11,798,700	12,426,502

OTHER ASSETS	1,320,740	1,006,493

Total assets	$25,516,349	$26,304,547

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2011	2010
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$4,136,402	$4,460,294
Line of credit	1,179,774	1,175,000
Current portion of notes payable	3,313,975	3,426,368
Current portion of notes payable to related parties	373,091	671,558
Other current liabilities	1,100,606	647,458
Total current liabilities	10,103,848	10,380,678

Notes payable, less current portion	2,410,695	2,441,845
Notes payable to related parties, less current portion	6,155,936	6,229,516
Other long-term liabilities	463,589	542,921
Total liabilities	19,134,068	19,594,960

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value 100,000,000 shares
authorized; 36,353,648 shares issued and
outstanding at June 30, 2011 and December 31, 2010	36,354	36,354
Additional paid-in capital – common stock	20,576,240	20,536,976
Accumulated deficit	(14,230,313)	(13,863,743)
Net stockholders’ equity	6,382,281	6,709,587

Total Liabilities and Stockholders’ Equity	$25,516,349	$26,304,547

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

SALES	$29,531,586	$25,570,771	$55,270,205	$47,253,168
SALES RELATED PARTIES	182,701	321,129	561,665	548,202
Cost of goods sold	(26,916,951)	(23,351,860)	(50,740,794)	(42,843,975)
Gross profit	2,797,336	2,540,040	5,091,076	4,957,395
OPERATING EXPENSES	2,898,763	2,523,696	5,534,005	5,180,883
NET OPERATING (LOSS) INCOME	(101,427)	16,344	(442,929)	(223,488)
Other expenses	(62,507)	(66,469)	(91,132)	(154,988)
Gain on sale of Premium Homes	152,700	-	152,700	-
Interest expense - related party	(48,777)	(67,167)	(158,727)	(134,333)
LOSS BEFORE INCOME TAXES	(60,011)	(117,292)	(540,088)	(512,809)
Federal and state income taxes
Income taxes, current period	(13,813)	(5,483)	(13,813)	(10,096)
Income tax benefit, deferred	9,872	40,552	187,331	194,121
NET LOSS	(63,952)	(82,223)	(366,570)	(328,784)
LESS: Preferred Dividends	-	(6,815)	-	(20,557)
NET LOSS AVAILABLE TO
COMMON STOCKHOLDERS	$(63,952)	$(89,038)	$(366,570)	$(349,341)

Net loss per share:
Basic:	$(0.00)	$(0.00)	$(0.01)	$(0.02)
Diluted:	$(0.00)	$(0.00)	$(0.01)	$(0.02)
Weighted average shares outstanding
Basic:	36,353,648	22,614,702	36,353,648	22,838,044
Diluted:	36,353,648	22,614,702	36,353,648	22,838,044

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended
	June 30,
	2011	2010

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$501,543	$(181,928)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(115,144)	(204,008)
Net proceeds from disposition of assets	1,000	5,000
NET CASH USED IN INVESTING ACTIVITIES	(114,144)	(199,008)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments toward notes payable	(123,246)	(90,919)
Net (payments toward) proceeds from notes to related parties	(15,975)	33,909
NET CASH USED IN FINANING ACTIVITIES	(139,221)	(57,010)

INCREASE (DECREASE) IN CASH	248,178	(437,946)

CASH, BEGINNING OF PERIOD	1,089,035	2,404,910

CASH, END OF PERIOD	$1,337,213	$1,966,964

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$312,466	$364,273
Interest paid - related party	$158,727	$134,333
Income taxes paid	$13,813	$10,096

NON CASH INVESTING AND FINANCING ACTIVITIES
Amortization of deferred compensation as share based compensation	$40,014	$50,152
Issuance of common stock for services and settlement	$-	$40,000
Acceptance of receivable from related party for sale of Premium Homes	$163,093	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2011

NOTE A	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Regulation S-K promulgated by the Securities and Exchange Commission (“SEC”) and do not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, these interim financial statements include all adjustments, which include  normal recurring adjustments, necessary in order to make the financial statements not misleading.  The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on Form 10-K.
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

The following tables reflect the Company’s segments at June 30, 2011 and 2010:

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2011

NOTE C	BUSINESS SEGMENTS (Continued)

Company segments as of and for the period ended June 30, 2011:

	Holding Company (Heartland)	Oil Distributor (Lee Oil)	Steel Fabricator (Mound)	Steel Distributor (HS)	Totals

Total Assets	$3,190,836	$11,310,168	$7,563,240	$3,452,105	$25,516,349

Three Months
Revenues	-	26,922,308	2,458,506	333,473	29,714,287
Intersegment Revenues	427,070	-	-	33,413	460,483
(Loss) Income
Before Income Taxes	(348,754)	548,859	(105,502)	(154,614)	(60,011)

Six Months
Revenues	-	49,853,497	5,274,749	703,624	55,831,870
Intersegment Revenues	638,569	-	-	276,391	914,960
(Loss) Income
Before Income Taxes	(655,569)	434,534	50,550	(369,603)	(540,088)

Company segments as of and for the period ended June 30, 2010:

	Holding Company (Heartland)	Oil Distributor (Lee Oil)	Steel Fabricator (Mound)	Steel Distributor (HS)	Totals

Total Assets	$2,647,273	$11,572,528	$7,695,805	$4,397,336	$26,312,942

Three Months
Revenues	-	22,096,693	2,892,491	902,715	25,891,899
Intersegment Revenues	264,595	-	-	157,186	421,781
(Loss) Income
Before Income Taxes	(358,681)	285,599	100,359	(144,569)	(117,292)

Six Months
Revenues	-	41,044,457	5,428,103	1,328,810	47,801,370
Intersegment Revenues	529,189	-	-	681,413	1,210,602
(Loss) Income
Before Income Taxes	(749,885)	283,189	336,059	(382,172)	(512,809)

NOTE D	SALE OF PREMIUM HOMES

In June 2011, the Company sold Premium Homes to Terry Lee. This resulted in a decrease in inventory and notes payable to related parties of approximately $350,000. In addition, the Company has recorded a gain from the sale of $152,700 and a non-interest bearing related party receivable of $163,093, which represents an advance on Terry Lee’s employment compensation and will be reduced by compensation expense. The advance does not bear interest and is expected to be satisfied by December 31, 2011.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the financial statements included in this Form 10-Q.The following discussion and analysis provides certain information, which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the quarterly period ended June 30, 2011. The statements contained in this section that are not historical facts are forward-looking statements that involve risks and uncertainties.  Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as  “believes,” “expects,” “may,” “will,” should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in our various filings with the SEC, or press releases or oral statements made by or with the approval of our authorized executive officers.

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

Results of Operations

Three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010

Revenues. Revenues increased for the three months ended June 30, 2011 to $29,714,287 from $25,891,900 for the three months ended June 30, 2010. The increase in revenue of $3,822,387 was primarily a result of price increases in the products being sold. Revenues increased for the six months ended June 30, 2011 to $55,831,870 from $47,801,370 for the six months ended June 30, 2010. The increase in revenue of $8,030,500 was primarily a result of price increases in the products being sold.

Cost of Goods Sold. Cost of Goods Sold increased for three months ended June 30, 2011 to $26,916,951 from $23,351,860 for the three months ended June 30, 2010. The increase in the cost of goods sold of $3,565,091 was primarily a result of price increases in the products being sold.

Gross Profit. Gross Profits increased for three months ended June 30, 2011 to $2,797,336 in comparison to $2,540,040 for the three months ended June 30, 2010. One of the contributing factors for the increase in gross profit was the leveling of prices allowing higher freight rates which are passed along to the customers to catch up with past price increases in all segments of the business. Gross profits for the six months ended June 30, 2011 were $133,681 higher than the same period in 2010. This includes the first three months of 2011 in which the gross margins were $123,614 lower than the same period in 2010.

Expenses. Operating expenses increased slightly to $2,898,763 in the three months ended June 30, 2011 compared to $2,523,696 for the three months ended June 30, 2010.  One of the items included this quarter that was not considered normal was a one-time settlement of $105,000 paid to the U.S. Treasury on past employment taxes. These were not related to any unpaid taxes of the Company, but rather due to “common ownership” on the part of Mound relating back to a company closed many years ago. An additional item related to expenses for the three and six month periods ended June 30, 2011 would be transportation costs relating to higher fuel costs as indicated by the increase in revenues and cost of goods sold.

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

The Company generated $501,543 from operating activities during the six months ended June 30, 2011. This was primarily a result in collection of outstanding receivables.

As of June 30, 2011, the Company believes that cash on hand, cash generated by operations, and available bank borrowings will be sufficient to pay trade creditors, operating expenses in the normal course of business, and meet all of its bank and subordinate debt obligations for the next 12 months.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

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

ITEM  2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities in the quarter ending June 30, 2011.

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES

REMOVED AND RESERVED

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE

ITEM  5.  OTHER INFORMATION

None

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31.1	Certification of Terry L. Lee, Chief Executive Officer & Chairman of the Board

Exhibit 31.2	Certification of Mitchell L Cox, CPA, Chief Financial Officer

Exhibit 32.1	Certification of Terry L. Lee, Chief Executive Officer& Chairman of the Board

Exhibit 32.2	Certification of Mitchell L. Cox, CPA, Chief Financial Officer

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTLAND, INC.
(Registrant)

Date: August 15, 2011	By: /s/ Terry L. Lee
Terry L. Lee
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: August 15, 2011	By: /s/ Mitchell L. Cox, CPA
Mitchell L. Cox
Chief Financial Officer
(Principal Financial
and Accounting Officer)