Form 10-K/A
period 2010-12-31
HEARTLAND, INC.
filed 2011-11-04
CIK 1084415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to the
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

As of March 28, 2011, the aggregate market value of the registrant’s Common Stock (based upon the $0.12 closing price on that date) held by non-affiliates (excludes shares reported as beneficially owned by directors and officers) was approximately $2,058,000
35,698,648 shares of Common Stock outstanding.

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

PART I

ITEM 1           BUSINESS

(A)           THE COMPANY

Heartland, Inc. (the “Company”) was incorporated in the State of Maryland on April 6, 1999.

The Company operates in several States through the following three wholly-owned subsidiaries:

•	Mound Technologies, Inc. (“Mound”) is based in Springboro, OH and commenced operations at the same location in 1964 under the name Mound Steel Corporation.
•	Lee Oil Company, Inc. and its wholly owned subsidiaries Lee Enterprises, Inc., and Food Marts, LLC, , Inc, (collectively “Lee Oil”) are based in Middlesboro, KY and commenced operations in 1988.
•	Heartland Steel, Inc. (“Heartland Steel”) is based in Washington Court House, OH and commenced full operations during the fourth quarter of 2009.

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

We acquired Premium Homes Inc. in 2010 but subsequently disposed of Premium Homes in 2011.  Premium Homes was immaterial to our operations at all times.

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

Gross Margins. Gross margin is what we consider to be the benchmark top-line number rather than Revenues. Revenues fluctuate too greatly to get a true base-line number for comparisons from year to year. Gross margins were actually down about $70,000 in 2010 from the 2009 levels. This would equate to less than a 1% drop from the previous year, but a change we actually thought should have been to the positive rather than the negative.  The weak market is forcing more competitive pricing on the opportunities that are available. This downward pressure on pricing may continue until the market softens back up.

Operational Expenses. As stated above, the increase in operational expenses from 2009 to 2010 levels is the primary reason for the large losses posted in the current year and we are currently looking at means of lowering them. These expenses increased in 2010 approximately $1.27 million over 2009 levels. Non-cash items such as depreciation and stock compensation made up about $300,000 of this difference from 2009 to 2010.  The largest operational segment difference was Heartland Steel. Problems with the burning table have lead to lost revenues as well as additional expenses. These continue to be a short-term problem. Another item included here now would be the interest expense that had been capitalized during construction and is now being expensed. The interest expense is expected to continue well beyond the current period.

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

One of the Company’s sources of financing is Commercial Bank of Harrogate, TN. Terry Lee, the Company’s CEO, is also the CEO of Commercial Bank. Related party transactions with Commercial Bank are pointed out in NOTE E and Note F of the financial statements and described herein:

	Expiration	Interest
	Date	Rate	2010	2009

Bank Notes

Commercial Bank (1)	4/18/11	6.50%	1,984	7,735

Commercial Bank (1)(10)	6/27/28	6.00%	1,075,207	1,109,296

Commercial Bank (1)	6/3/29	6.25%	601,883	616,792

Commercial Bank (1)(12)	1/26/25	6.00%	289,614	-

Commercial Bank (1)	5/5/15	7.00%	27,007	-

Commercial Bank (1)(7)	9/1/30	3.26%	839,680	861,538

Commercial Bank (1)	4/23/13	8.00%	15,182	20,677

Commercial Bank (1)	2/8/14	6.50%	31,753	40,390

Commercial Bank (1)	1/1/14	6.00%	23,357	29,935

Commercial Bank (1)(7)	6/8/29	3.26%	2,375,079	2,394,133

Commercial Bank (1)	3/21/11	8.00%	50,000	-

Lee Holding Company (3)	10/1/28	8.00%	$550,850	$1,582,391

Gary D. Lee (4)	10/1/28	8.00%	550,850	1,582,391

Helen Miller (5)	4/15/13	0.00%	113,243	163,069

Lee Holding Company (3)(11)		8.50%	355,385	-

(1) Related Party - Terry Lee - CEO of Commercial Bank and CEO of the Company
(2) Intentionally left blank
(3) Related Party – Terry Lee, Managing Partner of Lee Holding Company and CEO of the Company
(4) Related Party – Gary Lee, Vice-President of Lee Oil and relative of Terry Lee, CEO of the Company
(5) Related Party – Relative of Tom Miller, President of Mound
(6) Intentionally left blank
(7) The Company has interest rate swap agreements for these notes (see NOTE F).
(8) Intentionally left blank
(9) Intentionally left blank
(10) Interest rate is fixed until June 2013 at which time the rate will become variable, computed at 6% above federal discount rate. The rate is adjusted annually after October 2014, cannot exceed 15.5% and cannot change by more than 2% annually.

(11) Floor plan loan for manufactured home sales. Repayment due upon sale of manufactured home inventory.
(12) Interest rate is fixed until January 2015 at which time the rate will become variable, computed at 6% above federal discount rate. The rate is adjusted annually after January 2015, cannot exceed 15.5% and can not change by more than 2% annually.

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

ITEM 9A.           CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report.  They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of December 31, 2010.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Overview

Internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.  Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management has used the framework set forth in the report entitled “Internal Control -- Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.  Management has determined that, as of the December 31, 2010 measurement date, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During 2010, certain elements of the internal control system that may prevent the possibility of a misstatement being prevented or detected on a timely basis were found to be missing. These elements related principally to the segregation of duties and oversight in the financial reporting.  In order to remedy this material weakness, which still existed as of the end of the period covered by this report, the Company will be required to hire additional accounting personnel.  As a the Company presently does not have the resources to engage new personnel, management will continue to monitor the identified material weakness and take the necessary steps to mitigate the possible impact on the Company’s financial statements.

Management’s Assessment

Management believes, based on this evaluation, that the Company’s internal control over financial reporting was not effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permanently exempt smaller reporting companies.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These conclusions were communicated to the Audit Committee.

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

MR. MITCHELL L. COX, CPA – CHIEF FINANCIAL OFFICER

Mr. Cox is a certified public accountant and has served as the President and owner of Accounting & Tax Solutions, Inc. advising clients on all aspects of the accounting business since 2003.  Further, Mr. Cox has also served as the Controller and Secretary for Lee Oil Company where he has managed all financial transactions and record keeping since 1998.  Mr. Cox received his BS in Business from Carson Newman College in Jefferson City, TN in 1984

MR. TRENT SOMMERVILLE – FORMER DIRECTOR

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

The Company computed the aggregate grant date fair value of reported stock and option awards in accordance with FASB ASC Topic 718 and Item 402(n)(2) of Regulation S-K.

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

BOARD COMPENSATION

Members of our Board of Directors do not normally receive cash compensation for their services as Directors, although some Directors are reimbursed for reasonable expenses incurred in attending Board or committee meetings. All corporate actions are conducted by unanimous written consent of the Board of Directors. There were 106,617 shares of common stock issued in 2010 for members of the Board as compensation. These shares were issued based on the closing price of the shares on the fifteenth of the third month of each quarter. Total value given to the shares issued as Board compensation in 2010 was $30,000.  Below is a table summarizing the compensation for each of the directors during the last fiscal year:  The Company computed the aggregate grant date fair value of reported stock and option awards in accordance with FASB ASC Topic 718 and Item 402(n)(2) of Regulation S-K.:

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

The Company issued 5,555,556 common shares to Lee Holding Company for debt reduction valued at $1,000,000. Terry Lee is the managing partner of Lee Holding Company and CEO of the Company.

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

10.5
Executive Employment Agreement by and between Heartland, Inc. and Terry L. Lee incorporated by reference to the Company’s Current Report on Form 8K filed with the Securities and Exchange Commission on June 28, 2007

10.6	Non-statutory Option issued to Terry L. Lee incorporated by reference to the Company’s Current Report on Form 8K filed with the Securities and Exchange Commission on June 28, 2007

16.1	Letter from Meyler & Company, LLC incorporated by reference to the Company’s Current Report on Form 8K filed with the Securities and Exchange Commission on August 5, 2008.

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

HEARTLAND INC. (Registrant)

Date: November 3, 2011	By:	/s/ Terry Lee
Terry Lee
Chief Executive Officer And Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 3, 2011	By:	/s/ Mitchell Cox
Mitchell Cox
Chief Financial Officer (Principal Financial Accounting and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Terry Lee	Terry Lee	Chief Executive Officer, Chairman & Director	November 3, 2011

/s/ Mitchell Cox	Mitchell Cox	Chief Financial Officer	November 3, 2011

/s/ Thomas C. Miller	Thomas C. Miller	Secretary & Director	November 3, 2011

/s/ Randy Frevert	Randy Frevert	Director	November 3, 2011