Form 10-Q/A
period 2011-03-31
HEARTLAND, INC.
filed 2011-11-04
CIK 1084415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

AMENDMENT NO. 1 TO THE
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 HEARTLAND, INC.
(Exact name of registrant as specified in its charter)

Maryland	000-27045	36-4286069
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

1005 N. 19 th Street
Middlesboro, KY  40965
 ( Address of principal executive offices) (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of May 10, 2010, there were 36,353,648 shares of common stock, $0.001 par value per share, outstanding.

EXPLANATORY NOTE

This Form 10-Q/A is being filed to amend the Quarterly Report of  Heartland, Inc.  (the “Company”) on Form 10-Q for the quarter ended March 31, 2011   filed with the Securities & Exchange Commission on May 16, 2011 (“Original Filing”).  Specifically, the Company is filing this Amendment solely to amend Item 4. Controls and Procedures.

We have not updated the information contained herein for events occurring subsequent to the filing date of the Original Filing.  No other information in the Original Filing is amended hereby.   This Amendment should be read in conjunction with the Original Filing and our filings made with the SEC subsequent to the Original Filing.

Item 4. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report.  They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of March 31, 2011.

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

Management has used the framework set forth in the report entitled “Internal Control -- Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.  Management has determined that, as of the March 31, 2011 measurement date, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During the quarter ended March 31, 2011, certain elements of the internal control system that may prevent the possibility of a misstatement being prevented or detected on a timely basis were found to be missing. These elements related principally to the segregation of duties and oversight in the financial reporting.  In order to remedy this material weakness, which still existed as of the end of the period covered by this report, the Company will be required to hire additional accounting personnel.  As a the Company presently does not have the resources to engage new personnel, management will continue to monitor the identified material weakness and take the necessary steps to mitigate the possible impact on the Company’s financial statements.

Management’s Assessment

Management believes, based on this evaluation, that the Company’s internal control over financial reporting was not effective as of March 31, 2011.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These conclusions were communicated to the Audit Committee.

ITEM  6.  EXHIBITS

Exhibit 31.1	Certification of Terry L. Lee, Chief Executive Officer & Chairman of the Board

Exhibit 31.2	Certification of Mitchell L Cox, CPA, Chief Financial Officer

Exhibit 32.1	Certification of Terry L. Lee, Chief Executive Officer& Chairman of the Board

Exhibit 32.2	Certification of Mitchell L. Cox, CPA, Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTLAND, INC.
(Registrant)

Date: November 3, 2011	By:	/s/ Terry L. Lee
Terry L. Lee
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: November 3, 2011	By:	/s/ Mitchell L. Cox, CPA
Mitchell L. Cox
Chief Financial Officer
(Principal Financial
and Accounting Officer)

3