Form 10-Q/A
period 2011-06-30
HEARTLAND, INC.
filed 2011-11-04
CIK 1084415

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed to amend the Quarterly Report of  Heartland, Inc.  (the “Company”) on Form 10-Q for the quarter ended June 30, 2011   filed with the Securities & Exchange Commission on August 15, 2011 (“Original Filing”).  Specifically, the Company is filing this Amendment solely to amend Item 4. Controls and Procedures.

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

Item 4. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report.  They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of June 30, 2011.

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

Management has used the framework set forth in the report entitled “Internal Control -- Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.  Management has determined that, as of the June 30, 2011 measurement date, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During the quarter ended June 30, 2011, certain elements of the internal control system that may prevent the possibility of a misstatement being prevented or detected on a timely basis were found to be missing. These elements related principally to the segregation of duties and oversight in the financial reporting.  In order to remedy this material weakness, which still existed as of the end of the period covered by this report, the Company will be required to hire additional accounting personnel.  As a the Company presently does not have the resources to engage new personnel, management will continue to monitor the identified material weakness and take the necessary steps to mitigate the possible impact on the Company’s financial statements.

Management’s Assessment

Management believes, based on this evaluation, that the Company’s internal control over financial reporting was not effective as of June 30, 2011.

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

4