Form 10-Q
period 2011-09-30
HEARTLAND, INC.
filed 2011-11-14
CIK 1084415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of October 20, 2011, there were 56,518,422 shares of common stock, $0.001 par value per share, outstanding.

HEARTLAND, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2011	2010
	(Unaudited)

CURRENT ASSETS
Cash	$884,181	$1,089,035
Accounts receivable, net	6,972,358	6,612,134
Accounts receivable - related parties	541,375	373,412
Inventory	4,291,563	4,008,178
Prepaid expenses and other current assets	548,465	788,793
Total current assets	13,237,942	12,871,552

PROPERTY, PLANT AND EQUIPMENT, net	11,668,005	12,426,502

OTHER ASSETS	1,288,196	1,006,493

Total assets	$26,194,143	$26,304,547

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2011	2010
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$5,338,421	$4,460,294
Line of credit	1,178,519	1,175,000
Current portion of notes payable	3,340,929	3,426,368
Current portion of notes payable to related parties	356,137	671,558
Other current liabilities	735,600	647,458
Total current liabilities	10,949,606	10,380,678

Notes payable, less current portion	2,065,805	2,441,845
Notes payable to related parties, less current portion	6,174,011	6,229,516
Other long-term liabilities	435,360	542,921
Total liabilities	19,624,782	19,594,960

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value 100,000,000 shares
authorized; 36,353,648 shares issued and
outstanding at September 30, 2011 and December 31, 2010	36,354	36,354
Additional paid-in capital – common stock	20,581,402	20,536,976
Accumulated deficit	(14,048,395)	(13,863,743)
Net stockholders’ equity	6,569,361	6,709,587

Total Liabilities and Stockholders’ Equity	$26,194,143	$26,304,547

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

`
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

SALES	$28,431,208	$25,854,331	$83,701,413	$73,001,499
SALES RELATED PARTIES	445,349	283,708	1,007,014	831,910
Cost of goods sold	(25,933,746)	(23,262,170)	(76,714,910)	(66,000,146)
Gross profit	2,942,811	2,875,869	7,993,517	7,833,263
OPERATING EXPENSES	2,585,037	2,832,562	8,078,673	8,014,445
NET OPERATING INCOME (LOSS)	357,774	43,307	(85,156)	(181,182)
Other income (expenses)	17,529	(86,437)	(73,603)	(241,425)
Gain on sale of Premium Homes	-	-	152,700	-
Interest expense - related party	(78,179)	(60,651)	(236,906)	(194,984)
INCOME (LOSS) BEFORE INCOME TAXES	297,124	(103,781)	(242,965)	(617,591)
Federal and state income taxes
Income taxes, current period	(15,495)	13,860	(29,308)	3,764
Income tax (expense) benefit, deferred	(99,709)	17,639	87,622	211,760
NET INCOME (LOSS)	181,920	(72,282)	(184,651)	(402,067)
LESS: Preferred Dividends	-	-	-	(20,557)
NET INCOME (LOSS) AVAILABLE TO
COMMON STOCKHOLDERS	$181,920	$(72,282)	$(184,651)	$(422,624)

Net loss per share:
Basic:	$0.01	$(0.00)	$(0.01)	$(0.02)
Diluted:	$0.01	$(0.00)	$(0.01)	$(0.02)
Weighted average shares outstanding
Basic:	36,353,648	23,295,802	36,353,648	22,651,478
Diluted:	36,353,648	23,295,802	36,353,648	22,651,478

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended
	September 30,
	2011	2010

NET CASH PROVIDED BY OPERATING ACTIVITIES	$394,207	$423,554

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(121,271)	(362,914)
Net proceeds from disposition of assets	1,000	5,000
NET CASH USED IN INVESTING ACTIVITIES	(120,271)	(357,914)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments toward notes payable	(452,438)	(273,333)
Net payments toward notes to related parties	(26,352)	(93,672)
NET CASH USED IN FINANING ACTIVITIES	(478,790)	(367,005)

DECREASE IN CASH	(204,854)	(301,365)

CASH, BEGINNING OF PERIOD	1,089,035	2,404,910

CASH, END OF PERIOD	$884,181	$2,103,545

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$697,763	$559,717
Interest paid - related party	$236,906	$194,984
Income taxes paid	$29,308	$10,096

NON CASH INVESTING AND FINANCING ACTIVITIES
Amortization of deferred compensation as share based compensation	$56,676	$75,231
Issuance of common stock for services and settlement	$-	$40,000
Acceptance of note receivable from related party for sale of Premium Homes	$163,093	$-
Issuance of common stock for dividends	$-	$9,055

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2011

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

The following tables reflect the Company’s segments at September 30, 2011 and 2010:

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2011

NOTE C	BUSINESS SEGMENTS (Continued)

Company segments as of and for the period ended September 30, 2011:

	Holding Company (Heartland)	Oil Distributor (Lee Oil)	Steel Fabricator (Mound)	Steel Distributor (HS)	Totals

Total Assets	$2,892,225	$11,482,374	$8,511,589	$3,307,955	$26,194,143

Three Months
Revenues	-	25,371,354	3,115,298	389,905	28,876,557
Intersegment Revenues	266,999	-	-	32,108	299,107
(Loss) Income
Before Income Taxes	(184,313)	346,038	127,783	7,616	297,124

Nine Months
Revenues	-	75,224,851	8,390,047	1,093,529	84,708,427
Intersegment Revenues	905,568	-	-	308,499	1,214,067
(Loss) Income
Before Income Taxes	(839,882)	780,572	178,333	(361,988)	(242,965)

Company segments as of and for the period ended September 30, 2010:

	Holding Company (Heartland)	Oil Distributor (Lee Oil)	Steel Fabricator (Mound)	Steel Distributor (HS)	Totals

Total Assets	$2,527,813	$12,150,048	$7,803,919	$3,858,699	$26,340,479

Three Months
Revenues	-	22,227,541	3,251,412	659,086	26,138,039
Intersegment Revenues	264,594	-	-	231,915	496,509
(Loss) Income
Before Income Taxes	(316,388)	263,326	110,932	(161,651)	(103,781)

Nine Months
Revenues	-	63,165,999	8,679,515	1,987,895	73,833,409
Intersegment Revenues	793,783	-	-	913,328	1,707,111
(Loss) Income
Before Income Taxes	(1,066,273)	545,514	446,991	(543,823)	(617,591)

NOTE D	SALE OF PREMIUM HOMES

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

HEARTLAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2011

NOTE E	SUBSEQUENT EVENT

On October 20, 2011, Heartland, Inc. entered into and closed a Shares for Debt Agreement with Lee Holding Company and Gary Lee (collectively, the "Creditors”).  As of October 19, 2011, the Company was indebted to the Creditors in the aggregate amount of $1,084,259.90 Pursuant to the Debt Agreement, the Company agreed to issue to the Creditors and the Creditors agreed to accept an aggregate of 20,164,774 of the Company’s Common Stock as full settlement of the Debt.  The Company issued 10,082,387 shares of Common Stock to Garry Lee and 10,082,387 shares of Common Stock to Lee Holding Company.  Upon signing the Debt Agreement for full settlement of the Debt, the balance owed from Company to the Creditors is $0.

NOTE F	EXTENSION OF DEBT

On September 30, 2011, the Company entered into a modification of the Choice Financial note payable to extend the maturity of the note from October 1, 2011 to December 5, 2011. All remaining items of the note remain unchanged. The note has a balance of $2,878,495 as of September 30, 2011 and is included in the current portion of the notes payable.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the financial statements included in this Form 10-Q.The following discussion and analysis provides certain information, which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the quarterly period ended September 30, 2011. The statements contained in this section that are not historical facts are forward-looking statements that involve risks and uncertainties.  Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as  “believes,” “expects,” “may,” “will,” should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in our various filings with the SEC, or press releases or oral statements made by or with the approval of our authorized executive officers.

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

●
Mound – Steel Fabrication – Primarily focused on the fabrication of metal products including structural steel, steel stairs and railings, bar joists, metal decks, and other miscellaneous steel products.

●	Lee Oil – Oil Distribution – Primarily focused on the wholesale and retail distribution of petroleum products including those sold to the motoring public through our retail locations.
●	Heartland Steel – Wholesale Steel – This is a startup segment of the business that we are working to develop into full fledged service center for the distribution of steel products.

Results of Operations

Three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010

Revenues. Revenues increased for the three months ended September 30, 2011 to $28,431,208 from $25,854,331 for the three months ended September 30, 2010. The increase in revenue of $2,576,877 was primarily a result of price increases in the products being sold. Revenues increased for the nine months ended September 30, 2011 to $83,701,413 from $73,001,499 for the nine months ended September 30, 2010. The increase in revenue of $10,699,914 was primarily a result of price increases in the products being sold.

Cost of Goods Sold. Cost of Goods Sold increased for three months ended September 30, 2011 to $25,933,746 from $23,262,170 for the three months ended September 30, 2010. The increase in the cost of goods sold of $2,671,576 was primarily a result of price increases in the products being sold. Cost of Goods Sold increased for nine months ended September 30, 2011 to $76,714,910 from $66,000,146 for the nine months ended September 30, 2010. The increase in the cost of goods sold of $10,714,764 was primarily a result of price increases in the products being sold.

Gross Profit. Gross Profits increased slightly for three months ended September 30, 2011 to $2,942,811 in comparison to $2,875,869 for the three months ended September 30, 2010. One of the contributing factors for the gross profits being a little lower than expected was Mound working through some of the jobs they bid in late 2010 and in the first half 2011 which carried tighter margins due to the poor economic conditions. A positive item going forward should be operational improvements that we are beginning to see at Heartland Steel.  Gross profits for the nine months ended September 30, 2011 were slightly higher than the same period in 2010.

Expenses. Operating expenses decreased to $2,585,037 in the three months ended September 30, 2011 compared to $2,832,562 for the three months ended September 30, 2010.  Operating expenses increased slightly to $8,078,673 in the nine months ended September 30, 2011 compared to $8,014,445 for the nine months ended September 30, 2010.One of the items included in the second quarter that was a one-time settlement of $105,000 paid to the U.S. Treasury on past employment taxes. These were not related to any unpaid taxes of the Company, but rather due to “common ownership” on the part of Mound relating back to a company closed many years ago. An additional item related to operating expenses for the three and nine month periods ended September 30, 2011 contributing to increased costs would be transportation costs relating to higher fuel costs as indicated by the increase in revenues and cost of goods sold.

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

The Company generated $394,207 from operating activities during the nine months ended September 30, 2011. This was primarily a result in collection of outstanding receivables.

As of September 30, 2011, the Company believes that cash on hand, cash generated by operations, and available bank borrowings will be sufficient to pay trade creditors, operating expenses in the normal course of business, and meet all of its bank and subordinate debt obligations for the next 12 months.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

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

There were no unregistered sales of equity securities in the quarter ending September 30, 2011.

ITEM  3.      DEFAULTS UPON SENIOR SECURITIES

REMOVED AND RESERVED

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE

ITEM  5.  OTHER INFORMATION

On October 20, 2011, Heartland, Inc. entered into and closed a Shares for Debt Agreement with Lee Holding Company and Gary Lee (collectively, the "Creditors”).  As of October 19, 2011, the Company was indebted to the Creditors in the aggregate amount of $1,084,259.90 Pursuant to the Debt Agreement, the Company agreed to issue to the Creditors and the Creditors agreed to accept an aggregate of 20,164,774 of the Company’s Common Stock as full settlement of the Debt.  The Company issued 10,082,387 shares of Common Stock to Garry Lee and 10,082,387 shares of Common Stock to Lee Holding Company.  Upon signing the Debt Agreement for full settlement of the Debt, the balance owed from Company to the Creditors is $0.

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

HEARTLAND, INC.
(Registrant)

Date: November 14, 2011	By:	/s/ Terry L. Lee
Terry L. Lee
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Mitchell L. Cox, CPA
Mitchell L. Cox
Chief Financial Officer
(Principal Financial
and Accounting Officer)